Form 10QSB
period 1999-09-30
CONVERGE GLOBAL INC/CA
filed 1999-11-29
CIK 1078799

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

( ) For the transition period from __________ to __________

Commission file number: 0-27039

                              CONVERGE GLOBAL, INC.
        (Exact name of small business issuer as specified in its charter)

         UTAH                                          87-0426858
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

        233 WILSHIRE BOULEVARD, SUITE 930, SANTA MONICA, CALIFORNIA 90401
               (Address of principal executive offices) (Zip Code)

                      (310) 434-1974      (310) 656-3055
           (Issuer's telephone/facsimile numbers, including area code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X      No
                                       ---         ---

         The issuer had 6,916,900 shares of its $.001 par value Common Stock issued and outstanding as of November 19, 1999.

            Transitional Small Business Disclosure Format (check one)

                                 Yes           No   X
                                       ---         ---

                              CONVERGE GLOBAL, INC.

                                      INDEX

PART I.           FINANCIAL INFORMATION

                                                                                                       PAGE NO.
                                                                                                       --------
                  Item 1.  Financial Statements

                           Consolidated Balance Sheet as of September 30, 1998                            3

                           Comparative Unaudited Consolidated Statements of
                           Operations for the Three Months Ended September
                           30, 1999 and 1998                                                              4

                           Comparative Unaudited Consolidated Statements of
                           Cash Flow for the Three Months Ended September 30,
                           1999 and 1998                                                                  5

                           Notes to the Unaudited Consolidated Financial Statements                       7

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                                  15



PART II.          OTHER INFORMATION


                  Item 1.  Legal Proceedings                                                              17

                  Item 2.  Changes in Securities and Use of Proceeds                                      17

                  Item 3.  Defaults Upon Senior Securities                                                17

                  Item 4.  Submission of Matters to a Vote of Security Holders                            17

                  Item 5.  Other Information                                                              17

                  Item 6.  Exhibits and Reports on Form 8-K
                           (a) Exhibits                                                                   18
                           (b) Reports on Form 8-K                                                        18

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS



                                          ASSETS                                            September 30,     December 31,
                                                                                                 1999             1998
                                                                                                 ----             ----
                                                                                             (unaudited)
CURRENT ASSETS:
  Cash                                                                                       $     1,000    $           -
  Due from related party                                                                           4,189                -
                                                                                             -----------    -------------

          Total current assets                                                                     5,189                -

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                                                   18,891                -

INVESTMENT IN MEDCOM NETWORK, INC.                                                                23,000                -
                                                                                             -----------    -------------

                                                                                             $    47,080    $           -
                                                                                             -----------    -------------
                                                                                             -----------    -------------


                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accrued expenses                                                                           $   139,647
  Loan payable, related party                                                                     17,000
                                                                                             -----------

          Total current liabilities                                                              156,647
                                                                                             -----------

NOTE PAYABLE                                                                                     250,000
                                                                                             -----------

STOCKHOLDERS' DEFICIT:
  Common stock; $0.001 par value, 50,000,000 shares authorized, 8,918,100 and
    2,340,100 shares issued and outstanding at September 30, 1999 and December 31,
    1998, respectively                                                                             8,918            2,340
  Common stock subscriptions receivable                                                           (2,000)               -
  Additional paid-in capital                                                                     343,132          111,830
  Deficit accumulated during development stage                                                  (709,617)        (114,170)
                                                                                             -----------    -------------

          Total stockholders' deficit                                                           (359,567)               -
                                                                                             -----------    -------------

                                                                                             $    47,080    $           -
                                                                                             -----------    -------------
                                                                                             -----------    -------------

See accompanying independent auditors' report and notes to consolidated financial statements.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                    Period from
                                                                                                                   inception of
                                           Nine months          Nine months        Year ended     Year ended      operations on
                                              ended                ended          December 31,    December 31,  October 4, 1985 to
                                       September 30, 1999   September 30, 1998        1998           1997       September 30, 1999*
                                       ------------------   ------------------        ----           ----       -------------------
                                           (unaudited)         (unaudited)

REVENUES                                   $     5,870         $         -        $         -      $         -       $    5,870

COST OF REVENUES                                     -                   -                  -                -                -
                                           -----------         -----------        -----------      -----------       ----------

GROSS PROFIT                                     5,870                   -                  -                -            5,870

SELLING, GENERAL AND ADMINISTRATIVE            600,517                   -                  -           26,110          714,687
                                           -----------         -----------        -----------      -----------       ----------

LOSS BEFORE INCOME TAXES                      (594,647)                  -                  -          (26,110)        (708,817)

INCOME TAXES                                       800                   -                  -                -              800
                                           -----------         -----------        -----------      -----------       ----------

NET LOSS                                   $  (595,447)        $         -        $         -      $   (26,110)      $ (709,617)
                                           -----------         -----------        -----------      -----------       ----------
                                           -----------         -----------        -----------      -----------       ----------

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
    Basic and diluted                        8,002,642           8,002,642          8,002,642        8,002,642        8,002,642
                                           -----------         -----------        -----------      -----------       ----------
                                           -----------         -----------        -----------      -----------       ----------

NET LOSS PER SHARE:
    Basic and diluted                      $      (.07)        $         -        $         -      $         -       $     (.09)
                                           -----------         -----------        -----------      -----------       ----------
                                           -----------         -----------        -----------      -----------       ----------

* The period from inception of operations on October 4, 1985 to December 31, 1998 (audited) and for the nine months ended September 30, 1999 (unaudited).


See accompanying independent auditors' report and notes to consolidated financial statements.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                                                    Period from
                                                                                                                    inception of
                                                 Nine months         Nine months      Year ended     Year ended    operations on
                                                    ended               ended        December 31,   December 31, October 4, 1985 to
                                             September 30, 1999  September 30, 1998      1998           1997     September 30, 1999*
                                             ------------------  ------------------      ----           ----     ------------------
                                                 (unaudited)        (unaudited)
CASH FLOWS PROVIDED BY (USED FOR)
 OPERATING ACTIVITIES:
  Net loss                                         $(595,447)     $             -    $          -    $ (26,110)     $(709,617)
                                                   ---------      ---------------    ------------    ---------      ---------

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
      Depreciation and amortization                    2,242                    -               -            -          2,242
      Services in exchange for common stock              780                    -               -       26,110        114,950
      Loss on investment                               7,000                    -               -            -          7,000

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
    INCREASE IN ASSETS -
      increase in due from related party              (4,189)                   -               -            -         (4,189)

    INCREASE IN LIABILITIES-
      increase in accrued expenses                   139,647                    -               -            -        139,647
                                                   ---------      ---------------    ------------    ---------      ---------

          Total adjustments                          145,480                    -               -       26,110        259,650
                                                   ---------      ---------------    ------------    ---------      ---------

          Net cash used for operating activities    (449,967)                   -               -            -       (449,967)
                                                   ---------      ---------------    ------------    ---------      ---------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments to acquire property and equipment         (21,133)                   -               -            -        (21,133)
  Investment in Medcom Network, Inc.                 (30,000)                   -               -            -        (30,000)
                                                   ---------      ---------------    ------------    ---------      ---------

          Net cash used for investing activities     (51,133)                   -               -            -        (51,133)
                                                   ---------      ---------------    ------------    ---------      ---------

                                                    (Continued)

See accompanying independent auditors' report and notes to consolidated financial statements.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                                                                      Period from
                                                                                                                      inception of
                                                   Nine months         Nine months     Year ended    Year ended     operations on
                                                      ended               ended       December 31,  December 31, October 4, 1985 to
                                               September 30, 1999  September 30, 1998     1998          1997     September 30, 1999*
                                               ------------------  ------------------     ----          ----     -------------------
                                                  (unaudited)         (unaudited)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from loan payable, related party             17,000                   -                 -          -       17,000
  Proceeds from note payable, net                      250,000                   -                 -          -      250,000
  Proceeds from issuance of common stock and
    paid in capital                                    235,100                   -                 -          -      235,100
                                                      --------        ------------     -------------   --------     --------

          Net cash provided by financing activities    502,100                   -                 -          -      502,100
                                                      --------        ------------     -------------   --------     --------

NET INCREASE IN CASH                                     1,000                   -                 -          -        1,000
CASH, beginning of period/year                               -                   -                 -          -            -
                                                      --------        ------------     -------------   --------     --------

CASH, end of period/year                              $  1,000        $          -     $           -   $      -     $  1,000
                                                      --------        ------------     -------------   --------     --------
                                                      --------        ------------     -------------   --------     --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION -
    income taxes paid                                 $    800        $          -     $           -   $      -     $    800
                                                      --------        ------------     -------------   --------     --------
                                                      --------        ------------     -------------   --------     --------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES -
    services rendered in exchange for
      common stock                                    $    780        $          -     $           -   $ 26,110     $114,950
                                                      --------        ------------     -------------   --------     --------
                                                      --------        ------------     -------------   --------     --------


* The period from inception of operations on October 4, 1985 to December 31, 1998 (audited) and for the nine months ended September 30, 1999 (unaudited).

See accompanying independent auditors' report and notes to consolidated financial statements.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
            NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)




(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        ORGANIZATION AND BASIS OF PRESENTATION:

              The Company was organized October 4, 1985, under the laws of the State of Utah, as Mormon Mint, Inc. The Company was inactive for approximately 10 years.

              On December 4, 1997, the Company changed its name from Mormon Mint, Inc. to Capital Placement Specialists, Inc.

              Pursuant to an acquisition agreement, dated January 5, 1999, Bekam Investments, Ltd. ("Bekam") acquired one hundred percent (100%) of the common shares of the Company at that time; or 2,430,000 shares. Bekam subsequently spun off the Company by contributing the shares to the treasury of the Company for redistribution to selected investors of Bekam. The Company then changed its name to Converge Global, Inc.

        PRINCIPLES OF CONSOLIDATION (UNAUDITED):

              The accompanying financial statements include the accounts of Converge Global, Inc. (the "Parent"), and its subsidiaries, Gearz.com, Inc. and LiquidationBid.com, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

                                            Percent of
                    Subsidiary               Ownership                                Description
                    ----------               ---------                                -----------

          Gearz.com, Inc.                      100%               Gearz.com,  Inc.  was formed on  February 5, 1999
                                                                  in  the  State  of  California.   There  were  no
                                                                  material   operations   during  the  nine  months
                                                                  ended September 30, 1999.

          LiquidationBid.com, Inc.              50%               LiquidationBid.com,  Inc.  (a  development  stage
                                                                  company)  was  incorporated  on April 8,  1999 in
                                                                  the  State of  Nevada by  Converge  Global,  Inc.
                                                                  Immediately  after  its  formation,  the  Company
                                                                  relinquished    50%    of   its    interest    to
                                                                  Inetvisionz,  Inc.,  a  company  related  through
                                                                  common  ownership,  in  exchange  for  rights for
                                                                  services.  Two  of the  three  board  members  of
                                                                  LiquidationBid.com,   Inc.   are   officers   and
                                                                  stockholders    of    the    Company,     thereby
                                                                  demonstrating  control  over  LiquidationBid.com,
                                                                  Inc.  There were no  material  operations  during
                                                                  the nine months ended September 30, 1999.

See accompanying independent auditors' report.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
            NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        GOING CONCERN:

               The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern.

               Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company intends to begin recognizing significant revenue during the fourth quarter of 1999 or early 2000. Management's plans also include the sale of additional equity securities. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow.

        BUSINESS ACTIVITY:

               The Company, a development stage company, plans to provide in-depth and unique e-commerce solutions with specific emphasis on audio and video delivery over the Internet. The Company also plans to design and develop websites in exchange for fees from its customers.

        REVENUE RECOGNITION:

               The Company recognizes website design and development revenue as services are performed over the life of the contract.

        CASH:

               EQUIVALENTS

               For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

               CONCENTRATION

               The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

        USE OF ESTIMATES:

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

See accompanying independent auditors' report.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
            NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)



(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        PROPERTY AND EQUIPMENT:

               Property and equipment are valued at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

        INCOME TAXES:

               The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes."

               Deferred income tax assets result from temporary differences when certain amounts are deducted for financial statement purposes and when they are deducted for income tax purposes.

               The principal temporary difference is the net operating loss carryforward, which was immaterial at December 31, 1998 and 1997, respectively. A deferred tax asset has been provided and is completely offset by a valuation allowance because its utilization does not appear to be reasonably assured.

               On January 5, 1999, there was a 100% change in the control and ownership of the Company. As a result of this change in control, there are significant limitations on the utilization of the net operating loss carryforwards through December 31, 1998. Federal net operating loss carryforward starts to expire on December 31, 2018 and California state net operating loss carryforward starts to expire on December 31, 2003.

        COMMON STOCK:

               On October 15, 1997, the Company effected a 10:1 reverse split of its common stock, thus decreasing the number of outstanding common stock shares from 23,401,000 shares to 2,340,100 shares. All share and per share data in the financial statements reflect the reverse split for all periods presented.

        NET LOSS PER SHARE:

               The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("SFAS No. 128"), which is effective for annual and interim financial statements issued for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the standards for calculating earnings per share ("EPS") previously in APB No. 15, Earnings Per Share. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. The new rules also require dual presentation of basic and diluted EPS on the face of the statement of operations.

See accompanying independent auditors' report.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
            NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        NET LOSS PER SHARE, CONTINUED:

               For the nine months ended September 30, 1999 and the years ended December 31, 1998 and December 31, 1997 and the period from inception of operations to September 30, 1999, the per share data is based on the weighted average number of common and common equivalent shares outstanding, and are calculated in accordance with Staff Accounting Bulletin of the Securities and Exchange Commission (SAB) No. 98 whereby common stock, options or warrants to purchase common stock or other potentially dilutive instruments issued for nominal consideration must be reflected in basic and diluted per share calculations for all periods in a manner similar to a stock split, even if anti-dilutive. Accordingly, in computing basic earnings per share, nominal issuances of common stock are reflected in a manner similar to a stock split or dividend. In computing diluted earnings per share, nominal issuances of common stock and potential common stock are reflected in a manner similar to a stock split or dividend.

        INTERIM FINANCIAL STATEMENTS (UNAUDITED):

               The accompanying unaudited condensed consolidated financial statements for the interim periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


(2)     PROPERTY AND EQUIPMENT (UNAUDITED):

        A summary at September 30, 1999 is as follows:

               Computer and office equipment                                                $       21,133
               Less accumulated depreciation                                                         2,242
                                                                                            --------------

                                                                                            $       18,891
                                                                                            --------------
                                                                                            --------------

        Depreciation expense for the nine months ended September 30, 1999 amounted to $2,242. There was no property and equipment as of December 31, 1998 and 1997, and accordingly, there was no deprecation expense for the years ended December 31, 1998 and 1997.

See accompanying independent auditors' report.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
            NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)


(3)     INVESTMENT IN MEDCOM NETWORK, INC. (UNAUDITED):

        Medcom Network, Inc. was incorporated on June 11, 1999 and does not expect to recognize revenue until December 1999. There were no significant operations as of September 30, 1999. On June 15, 1999, the Company purchased 20% of the outstanding shares of an unrelated startup company, Medcom Network, Inc. for $30,000. The purchase included a six-month anti-dilution provision and an agreement not to sell the shares for a period of one year or until the shares are registered with the United States Securities and Exchange Commission. This investment is being accounted for using the equity method. The Company's share of the investee's net loss of approximatley $7,000 is reflected in the accompanying financial statements.


(4)     ACCRUED EXPENSES (UNAUDITED):

        A summary at September 30, 1999 is as follows:

               Accrued payroll and related taxes                                            $       99,000
               Accrued professional fees                                                            22,956
               Other overhead expenses                                                              15,811
               Accrued legal                                                                         1,880
                                                                                            --------------

                                                                                            $      139,647
                                                                                            --------------
                                                                                            --------------

        There were no accrued expenses for the years ended December 31, 1998 and 1997.


(5)     NOTE PAYABLE (UNAUDITED):

        The note is due to a foreign trust (related through an officer) and is unsecured. It is due on April 15, 2002 and accrues interest at 7.5% per annum. The note may be extended in one-year increments, subject to the note holder's approval.


(6)     STOCKHOLDERS' DEFICIT (UNAUDITED):

        PRIVATE PLACEMENT OFFERING

        The Company commenced a private placement offering under Regulation D, rule 504 of the Securities Act of 1933, up to the limit of $1,000,000. During January 1999, the Company raised $25,000 from the issuance of 2,500,000 shares of common stock to an investment group. The Company also granted 2,000,000 stock options to this investment group to purchase additional shares of common stock at an exercise price of $0.10 per share. During the nine months ended September 30, 1999, 2,000,000 options were exercised for $200,000.

See accompanying independent auditors' report.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
            NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)


(6)     STOCKHOLDERS' DEFICIT (UNAUDITED), CONTINUED:

        EMPLOYEE STOCK OPTION PLAN

        Effective January 6, 1999, the Company adopted a Stock Option Plan (the "Plan") for its directors, employees and consultants under which a maximum number of 7,000,000 options maybe granted to purchase common stock of the Company. The Compensation Committee of the Board of Directors administers the Plan, selects recipients to whom options are granted and determines the number of shares to be awarded. Options granted under the Plan are exercisable at a price determined by the Compensation Committee at the time of grant, but in no event less than fair market value.

        The number and weighted average exercise price of options granted under the Employee Stock Option Plan, for the nine months ended September 30, 1999 are as follows:

                                                                                                       Weighted Average
                                                                                     Shares             Exercise Price
                                                                                     ------             --------------
                  Outstanding at beginning of period                                         -             $        -
                  Outstanding at end of period                                               -                      -
                  Exercisable at end of period                                               -                      -
                  Granted during period                                              2,000,000                  .001
                  Exercised during period                                            2,000,000                  .001

        The holders of these stock options have executed agreements to exercise these options; however, no cash was received to date. Accordingly, the $2,000 due for the 2,000,000 shares has been presented on the accompanying balance sheet as common stock receivable at September 30, 1999.

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

        Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

                  Expected life                                      1 month
                  Risk-free interest rate                              6.00%
                  Dividend yield                                           -
                  Volatility                                            100%

See accompanying independent auditors' report.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
            NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)




(6)     STOCKHOLDERS' DEFICIT (UNAUDITED), CONTINUED:

        This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

        For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's proforma information is as follows:

                                                                                              September 30,
                                                                                                  1999
                                                                                                  ----
               Net loss, as reported                                                        $     (595,447)
               Proforma net loss                                                            $     (617,447)

               Basic and diluted historical loss per share                                  $         (.07)
               Proforma basic and diluted loss per share                                    $         (.08)


(7)     RELATED PARTY TRANSACTION:

        The loan payable, related party, represents short-term borrowings from an officer of the Company. It is non-interest bearing and due on demand (unaudited).

        Prior to January 5, 1999, the Company neither owned nor leased any real or personal property. Office services were provided without charge by a director. Such costs were immaterial to the financial statements and, accordingly, have not been reflected therein.

        Effective February 1, 1999, the Company entered into a one-year employment agreement with two of its officers. Pursuant to this agreement, the Company will compensate each officer $5,000 per month. Adjustments for compensation and renewal of employment terms are subject to the Board of Directors' approval (unaudited).

See accompanying independent auditors' report.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
            NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)


(8)     LEASE COMMITMENTS (UNAUDITED):

        The Company has a three-year agreement to lease its office space from Manhattan West, Inc., a related party through common ownership. The Company is responsible for all overhead expenses including utilities, telephone and insurance expense. The Company also rents certain office equipment on a monthly basis from the same related party.

        The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of September 30, 1999:

               Year ending December 31,
                   1999                                                                     $       13,200
                   2000                                                                             52,800
                   2001                                                                             52,800
                   2002                                                                             13,200
                                                                                            --------------

                                                                                            $      132,000
                                                                                            --------------
                                                                                            --------------

        Rent expense for the nine months ended September 30, 1999 amounted to approximately $40,000.

See accompanying independent auditors' report.

                         PART I - FINANCIAL INFORMATION

Item 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The corporation was incorporated under the laws of the State of Utah, on October 4, 1985, under the name of Mormon Mint, Inc. The corporation was originally organized to manufacture and market commemorative medallions as related to the Church of Jesus Christ of Latter Day Saints, the "Mormons." The company was inactive for ten years. In 1998, the Company changed its name to Capital Placement Specialists, Inc. as it began to seek new business opportunities.

         Pursuant to an Acquisition Agreement, dated January 5, 1999, Bekam Investments, Ltd. ("Bekam") acquired one hundred percent (100%) of the common shares of the company at that time; or 2,430,000 shares. Bekam subsequently spun off the company by contributing the shares to the treasury of the Company. The Company then changed its name to Converge Global, Inc. Converge Global, Inc. ("Converge" or the "Company") currently trades on the Pink Sheets under the trading symbol: CVRG.

         The Company filed its Form 10-SB with the Securities and Exchange Commission to become a reporting company on August 13, 1999. The Company is currently undergoing the comment stage of the process, but became a reporting company on October 13, 1999. Upon the approval of the SEC, the Company will apply to be traded on the OTC bulletin board under the same symbol, CVRG.

         The Company's business is focused in the globally emerging electronic commerce ("e-commerce") industry. The Company is in the process of building specialty portals catering to niche market segments, as well as building a market that provides complete e-commerce solutions to other businesses. The Company plans to provide these e-commerce solutions with specific emphasis on audio and video delivery over the Internet. The Company's Internet address is: www.convergecom.com.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 as compared to the Three Months Ended September 30, 1998.

NET REVENUES

Net revenues were zero for the third quarter which ended September 30, 1999 as compared to zero for the same period in 1998. There was no increase or decrease from the same quarter for the previous year.

GROSS PROFIT AND COST OF REVENUES

The gross profit was zero in the quarter ending September 30, 1999 in comparison with zero for the same quarter the previous year. Cost of revenues for the quarter ending September 30, 1999 was zero as there was no cost of revenues for the period ending September 30, 1998.

OPERATING EXPENSES

Operating expenses were $267,597 during the quarter ending September 30, 1999. This compares with zero for the quarter ending September 30, 1998.

Operating expenses for the quarter ending September 30, 1999 increased $267,597 or 100% compared to the same time period in 1998. The increase was primarily due to an increase in expenses such as the Medcom investment, as well as compensation, payroll, travel expenses incurred in the day to day operation of the Company.

INTEREST

Net interest expenses paid were zero of the net sales during the quarter ending September 30, 1999. This compares with zero for the same time last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements are for capital expenditures and operating expenses, including labor costs and compensation as well as funding of accounts receivable. The Company's primary sources of cash have been from a note payable. For the fiscal year 1999, the increase in expense and decrease in cash was attributable to an increase in payable driven by business growth with decrease in cash resulting from greater capital expenditures, for acquisitions and operating expenses.

There were no accounts receivable this quarter ending September 30, 1999, as compared with the same amount for quarter ending September 30, 1998.

The Company's current plans require additional capital expenditures for the remainder of the year of approximately $40,000 per month. Year to date, the Company has expended approximately $500,000. The Company believes conducting private placements will generate sufficient capital to finance its operations and anticipated capital expenditures through fiscal 2000.

         PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         To the best knowledge of management and the Company's counsel, there is no material litigation pending or threatened against the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS:

                 (27)     Financial Data Schedule

         (b)     REPORTS ON FORM 8-K:

                 None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONVERGE GLOBAL, INC.
                                          (Registrant)


Date:   November 24, 1999                 /s/ Imran Husain
                                          ----------------------------------
                                          IMRAN HUSAIN
                                          President, Chief Financial Officer