Form 10QSB/A
period 1999-09-30
CONVERGE GLOBAL INC/CA
filed 2000-01-07
CIK 1078799

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB/A



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


                              Yes    X       No
                                   -----         -----

         The issuer had 6,916,900 shares of its $.001 par value Common Stock issued and outstanding as of November 19, 1999.

                 Transitional Small Business Disclosure Format (check one)


                              Yes             No   X
                                   -----         -----

                              CONVERGE GLOBAL, INC.

                                      INDEX



PART I.           FINANCIAL INFORMATION

                                                                                   PAGE NO.
                                                                                   --------

         Item 1.  Financial Statements

                  Consolidated Balance Sheet as of September 30, 1998                   3

                  Comparative Unaudited Consolidated Statements of
                  Operations for the Three Months Ended September
                  30, 1999 and 1998                                                     4

                  Comparative Unaudited Consolidated Statements of
                  Cash Flow for the Three Months Ended September 30,
                  1999 and 1998                                                         5

                  Notes to the Unaudited Consolidated Financial Statements              7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                         15




PART II.          OTHER INFORMATION



         Item 1.  Legal Proceedings                                                     18

         Item 2.  Changes in Securities and Use of Proceeds                             18

         Item 3.  Defaults Upon Senior Securities                                       18

         Item 4.  Submission of Matters to a Vote of Security Holders                   18

         Item 5.  Other Information                                                     18

         Item 6.  Exhibits and Reports on Form 8-K
                  (a) Exhibits                                                          19
                  (b) Reports on Form 8-K                                               19


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

Item 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Result of the Operations should be read in conjunction with the financial statements of the Company included in this Form 10-QSB.

FORWARD LOOKING STATEMENTS

         The statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward looking" information within the meaning of Section of 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, and are subject to the safe harbor provisions created by those sections. The actual further results of the Company could differ materially from those projected in the forward looking information.

Going Concern

          Our independent certified public accountants' report on our financial statements for the year ended December 31, 1998 contains an explanatory paragraph regarding our ability to continue as a going concern. Among the factors cited by the accountants as raising substantial doubt as to our ability to continue as a going concern are our operating losses and our dependence on financing to continue operations. We have developed a plan to achieve profitability and allay doubts as to our ability to continue as a going concern.

         Negative cash flows from operations

         The directors of the Company have devised a plan to provide the Company with a $250,000 line of credit. These funds will be used until the Company has developed its products and services on its Web sites to generate revenues. However, there are no assurances that the line of credit will completely bring the Company outside of the negative cash flows until the products and services have been developed.

         Additional Fund-Raising

         The Company will be in need of additional funding during the next 12 months to continue as a viable company. The Company considers that while the line of credit is available, it will be seeking private equity financing. The Company would need an additional $250,000 to continue its operations after the line of credit has been depleted. However, the Company believes that if minimum funds are received to maintain operations for the next year, it would have enough time to complete its Web site and become profitable through repeat business in addition to new customers obtained through referrals of existing customers on its Digitalmen.com site. Yet, even if the Company did raise this money through private equity financing, there is no guarantee that these funds will ensure the profitability of the Company.

         Increased Sales and Services

         The Company has plans for increased sales and services of its Web sites. As soon as all the Web sites are "live" the Company will be able to sell advertising space and generate revenues. Although there is no guarantee that there will be advertising space sales, the revenues from such sales may provide the Company with capital to become profitable.

The Company

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


                                            CONVERGE GLOBAL, INC.
                                            (Registrant)


Date:    January 6, 1999                    /s/ Imran Husain
                                            -----------------------------------
                                            IMRAN HUSAIN
                                            President, Chief Financial Officer