Form 10QSB/A
period 1999-09-30
CONVERGE GLOBAL INC/CA
filed 2000-01-07
CIK 1078799

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


                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEETS



                                          ASSETS                                            September 30,     December 31,
                                                                                                 1999             1998
                                                                                                 ----             ----
                                                                                             (unaudited)
CURRENT ASSETS:
  Cash                                                                                       $     1,000    $           -
  Due from related party                                                                           4,189                -
                                                                                             -----------    -------------

          Total current assets                                                                     5,189                -

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                                                   18,891                -

INVESTMENT IN MEDCOM NETWORK, INC.                                                                23,000                -
                                                                                             -----------    -------------

                                                                                             $    47,080    $           -
                                                                                             -----------    -------------
                                                                                             -----------    -------------


                          LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accrued expenses                                                                           $   144,647
  Loan payable, related party                                                                     17,000
                                                                                             -----------

          Total current liabilities                                                              161,647
                                                                                             -----------

NOTE PAYABLE                                                                                     250,000
                                                                                             -----------

STOCKHOLDERS' DEFICIT:
  Common stock; $0.001 par value, 50,000,000 shares authorized, 8,918,100 and
    2,340,100 shares issued and outstanding at September 30, 1999 and December 31,
    1998, respectively                                                                             8,918            2,340
  Common stock subscriptions receivable                                                           (2,000)               -
  Additional paid-in capital                                                                     343,132          111,830
  Deficit accumulated during development stage                                                  (714,617)        (114,170)
                                                                                             -----------    -------------

          Total stockholders' deficit                                                           (364,567)               -
                                                                                             -----------    -------------

                                                                                             $    47,080    $           -
                                                                                             -----------    -------------
                                                                                             -----------    -------------

See accompanying independent auditors' report and notes to consolidated financial statements.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                    Period from
                                                                                                                   inception of
                                           Nine months          Nine months        Year ended     Year ended      operations on
                                              ended                ended          December 31,    December 31,  October 4, 1985 to
                                       September 30, 1999   September 30, 1998        1998           1997       September 30, 1999*
                                       ------------------   ------------------        ----           ----       -------------------
                                           (unaudited)         (unaudited)

REVENUES                                   $     5,870         $         -        $         -      $         -       $    5,870

COST OF REVENUES                                     -                   -                  -                -                -
                                           -----------         -----------        -----------      -----------       ----------

GROSS PROFIT                                     5,870                   -                  -                -            5,870

SELLING, GENERAL AND ADMINISTRATIVE            598,517                   -                  -           26,110          714,687
                                           -----------         -----------        -----------      -----------       ----------

LOSS BEFORE INCOME TAXES                      (592,647)                  -                  -          (26,110)        (708,817)

INCOME TAXES                                       800                   -                  -                -              800

Equity in Losses of Medcom                        7,000                  -                  -                -                -
Network, Inc.
                                           -----------         -----------        -----------      -----------       ----------

NET LOSS                                   $  (600,447)        $         -        $         -      $   (26,110)      $ (709,617)
                                           -----------         -----------        -----------      -----------       ----------
                                           -----------         -----------        -----------      -----------       ----------

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
    Basic and diluted                        8,918,100           8,918,100          8,918,100        8,918,100        8,918,100
                                           -----------         -----------        -----------      -----------       ----------
                                           -----------         -----------        -----------      -----------       ----------

NET LOSS PER SHARE:
    Basic and diluted                      $      (.07)        $         -        $         -      $         -       $     (.09)
                                           -----------         -----------        -----------      -----------       ----------
                                           -----------         -----------        -----------      -----------       ----------

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

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                   YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
            NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)


(3)     INVESTMENT IN MEDCOM NETWORK, INC. (UNAUDITED):

        Medcom Network, Inc. was incorporated on June 11, 1999 and does not expect to recognize revenue until December 1999. There were no significant operations as of September 30, 1999. On June 15, 1999, the Company purchased 20% of the outstanding shares of an unrelated startup company, Medcom Network, Inc. for $30,000. The purchase included a six-month anti-dilution provision and an agreement not to sell the shares for a period of one year or until the shares are registered with the United States Securities and Exchange Commission. This investment is being accounted for using the equity method. As of September 30, 1999, Medcom Network, Inc. had no sales, cost of sales or gross profit, resulting in a loss from continuing operations and net loss of $31,216. The Company's share of the investee's net loss of approximatley $7,000 is reflected in the accompanying financial statements.


(4)     ACCRUED EXPENSES (UNAUDITED):

        A summary at September 30, 1999 is as follows:

               Accrued payroll and related taxes                                            $       99,000
               Accrued professional fees                                                            22,956
               Other overhead expenses                                                              15,811
               Accrued interest                                                                      5,000
               Accrued legal                                                                         1,880
                                                                                            --------------

                                                                                            $      144,647
                                                                                            --------------
                                                                                            --------------

        There were no accrued expenses for the years ended December 31, 1998 and 1997.


(5)     NOTE PAYABLE (UNAUDITED):

        The note is due to a foreign trust (related through an officer) and is unsecured. It is due on April 15, 2002 and accrues interest at 7.5% per annum. The note may be extended in one-year increments, subject to the note holder's approval. Interest expense amounted to $5,000, and is included in accrued expenses.


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

        SHARES ISSUED IN EXCHANGE FOR SERVICES

        Shares issued in exchange for services were valued at the cost of the services rendered, which was the most readily determinable at that time.


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