Form 10QSB/A
period 1999-12-30
CONVERGE GLOBAL INC/CA
filed 2000-02-17
CIK 1078799

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 FORM 10-QSB/A2



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


                                          Yes    X          No
                                              ------           ------

    The issuer had 6,916,900 shares of its $.001 par value Common Stock issued and outstanding as of November 19, 1999.

            Transitional Small Business Disclosure Format (check one)


                                          Yes               No   X
                                              ------           ------

                              CONVERGE GLOBAL, INC.

                                      INDEX




PART I.           FINANCIAL INFORMATION

                                                                                              PAGE NO.
                                                                                              --------
                  Item 1.  Financial Statements

                           Consolidated Balance Sheet as of September 30, 1998                   3

                           Comparative Unaudited Consolidated Statements of
                           Operations for the Three Months Ended September
                           30, 1999 and 1998                                                     4

                           Comparative Unaudited Consolidated Statements of
                           Cash Flow for the Three Months Ended September 30,
                           1999 and 1998                                                         5

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                         6


PART II.          OTHER INFORMATION



                  Item 1.  Legal Proceedings                                                     10

                  Item 2.  Changes in Securities and Use of Proceeds                             10

                  Item 3.  Defaults Upon Senior Securities                                       10

                  Item 4.  Submission of Matters to a Vote of Security Holders                   10

                  Item 5.  Other Information                                                     10

                  Item 6.  Exhibits and Reports on Form 8-K
                           (a) Exhibits                                                          11
                           (b) Reports on Form 8-K                                               11

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 1999
                                   (UNAUDITED)

                       ASSETS

CURRENT ASSETS:
  Cash                                                                            $   1,000
  Due from related party                                                              4,189
                                                                                 ----------
    Total current assets
                                                                                      5,189
                                                                                 ----------

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                                      18,891

INVESTMENT IN MEDCOM NETWORK, INC.                                                   23,000
                                                                                 ----------

                                                                                  $  47,080
                                                                                 ----------
                                                                                 ----------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accrued expenses                                                                $ 144,647
  Loan payable, related party                                                        17,000
                                                                                 ----------

    Total current liabilities                                                       161,647
                                                                                 ----------

NOTE PAYABLE                                                                        250,000
                                                                                 ----------

STOCKHOLDERS' DEFICIT:
  Common stock; $0.001 par value, 50,000,000 shares
    authorized, 8,918,100 shares issued and outstanding                               8,918
  Common stock subscriptions receivable                                              (2,000)
  Additional paid in capital                                                        361,132
  Deficit accumulated during development stage                                    (732,617)
                                                                                 ----------

    Total stockholders' deficit                                                   (364,567)
                                                                                 ----------

                                                                                  $  47,080
                                                                                 ----------
                                                                                 ----------

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                              PERIOD FROM INCEPTION
                                                   NINE MONTHS ENDED                  THREE MONTHS ENDED         OF OPERATIONS ON
                                                     SEPTEMBER 30                       SEPTEMBER 30            OCTOBER 4, 1985 TO
                                                1999              1998              1999             1998       SEPTEMBER 30, 1999
                                                ----              ----              ----             ----       ------------------
REVENUES                                      $     5,870        $        -     $          -         $       -      $     5,870

COST OF REVENUES                                        -                 -                -                 -                -
                                              -----------       -----------      -----------       -----------      -----------

GROSS PROFIT                                        5,870                 -                -                 -            5,870
                                              -----------       -----------      -----------       -----------      -----------

SELLING, GENERAL AND ADMINISTRATIVE               611,517                 -          260,597                 -          725,687
                                              -----------       -----------      -----------       -----------      -----------

LOSS FROM OPERATIONS                             (605,647)                -         (260,597)                -         (719,817)
                                              -----------       -----------      -----------       -----------      -----------

INTEREST EXPENSE                                    5,000                 -            5,000                 -            5,000
                                              -----------       -----------      -----------       -----------      -----------

LOSS BEFORE INCOME TAXES AND EQUITY IN
  LOSSES OF MEDCOM NETWORK, INC                  (610,647)                -         (265,597)                -         (724,817)
                                              -----------       -----------      -----------       -----------      -----------

INCOME TAXES                                          800                 -                -                 -              800
                                              -----------       -----------      -----------       -----------      -----------

EQUITY IN LOSSES OF MEDCOM NETWORK, INC             7,000                 -            7,000                 -            7,000
                                              -----------       -----------      -----------       -----------      -----------

NET LOSS                                      $  (618,447)       $        -      $  (272,597)        $       -      $  (732,617)
                                              -----------       -----------      -----------       -----------      -----------
                                              -----------       -----------      -----------       -----------      -----------

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING:
    Basic and diluted                           7,600,374         2,340,100        7,600,374         2,340,100        7,600,374
                                              -----------       -----------      -----------       -----------      -----------
                                              -----------       -----------      -----------       -----------      -----------

NET LOSS PER SHARE:
    Basic and diluted                         $     (0.08)       $        -      $     (0.04)        $       -      $     (0.10)
                                              -----------       -----------      -----------       -----------      -----------
                                              -----------       -----------      -----------       -----------      -----------

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (UNAUDITED)

                                                                                                          PERIOD FROM INCEPTION
                                                         NINE MONTHS ENDED            NINE MONTHS ENDED     OF OPERATIONS ON
                                                           SEPTEMBER 30                  SEPTEMBER 30      OCTOBER 4, 1985 TO
                                                               1999                          1998          SEPTEMBER 30, 1999
                                                               ----                          ----          ------------------
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:
   Net loss                                                  $      (618,447)           $       -          $      (732,617)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
 PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Depreciation and amortization                                        2,242                    -                    2,242
  Services in exchange for common stock                                  780                    -                  114,950
  Loss on investment                                                   7,000                    -                    7,000
  Issuance of options under stock option plan                         18,000                    -                   18,000

CHANGES IN OPERATING ASSETS AND LIABILITIES:
 INCREASE IN ASSETS -
  increase in due to related party                                    (4,189)                   -                   (4,189)

 INCREASE IN LIABILITIES -
  increase in accrued expenses                                       144,647                    -                  144,647
                                                             ---------------           ----------          ---------------

   Total adjustments                                                 168,480                    -                  282,650
                                                             ---------------           ----------          ---------------

   Net cash used for operating activities                           (449,967)                   -                 (449,967)
                                                             ---------------           ----------          ---------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments to acquire property and equipment                         (21,133)                   -                  (21,133)
  Investment in Medcom, Inc.                                         (30,000)                   -                  (30,000)
                                                             ---------------           ----------          ---------------

   Net cash used for investing activities                            (51,133)                   -                  (51,133)
                                                             ---------------           ----------          ---------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from loan payable, related party                           17,000                    -                   17,000
  Proceeds from note payable, net                                    250,000                    -                  250,000
  Proceeds from issuance of common stock
    and paid in capital                                              235,100                    -                  235,100
                                                             ---------------           ----------          ---------------

   Net cash provided by financing activities                         502,100                    -                  502,100
                                                             ---------------           ----------          ---------------

NET INCREASE IN CASH                                                   1,000                    -                    1,000
CASH, beginning of period                                                  -                    -                        -
                                                             ---------------           ----------          ---------------

CASH, end of period                                                    1,000                    -                    1,000
                                                             ---------------           ----------          ---------------
                                                             ---------------           ----------          ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION -
  Income taxes paid                                          $           800            $       -          $           800
                                                             ---------------           ----------          ---------------
                                                             ---------------           ----------          ---------------

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES:
  Services rendered in exchange for common stock             $           780            $       -          $       114,950
                                                             ---------------           ----------          ---------------
                                                             ---------------           ----------          ---------------
  Issuance of options under stock option plan                $        18,000            $       -          $        18,000
                                                             ---------------           ----------          ---------------
                                                             ---------------           ----------          ---------------

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         These financial projections contain figures relating to plans, expectations, future results, performance, events or other matters that are "forward-looking statements" . When used in the Plan of Operations, words such as "estimate", "project", "intend", "expect", "anticipate" and similar expressions are intended to identify forward-looking statements. Such forward looking statements involve numerous risks and uncertainties, pertaining to technology, development of the Company's products, and markets for such products, timing and level of customer orders, competitive products and pricing, changes in economic conditions and markets for the Company's products and other risks and uncertainties. Actual results, performance and events are likely to differ and may differ materially and adversely. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as to the date of the Plan of Operations.

         These projections have not been prepared with a view toward complying with published guidelines of the American Institute of Certified Public Accountants. In addition, the Company's independent auditors have not examined, reviewed, compiled, or applied upon procedures to the projections, and no other independent expert has reviewed the projections. The accountants have stated in their audit report that the there is a going concern as to the ability of the company and its resources to continue.

PLAN OF OPERATIONS

         The Company's cash requirements for the next twelve months are approximately at $40,000 per month. With the line of credit from the director, the Company has been able to continue its operations for approximately six months. The Company has also been able to secure $200,000 in convertible debt financing to continue its operations (please see Results of Operation). While there is no assurance the Company will be successful in raising additional capital, the Company is actively seeking both institutional debt and private equity financing to assure that it will be capable of financing the continuation of the business. Any additional capital raised above and beyond what the company needs as its monthly expenditure would be used in increasing marketing and sales efforts of the Company's Web sites. Should the Company fail to raise additional funding, it will be forced to curtail its growth, cut back by reducing the number of employees or even cease operations altogether.

         The Company does not anticipate any new research and development to be conducted in the near future. In the event there is a need for research and development, the Company believes that its current work force is capable and equipped to conduct such research and development internally. The Company does not anticipate any purchase or sale of plant and/or equipment nor does the management anticipate any increase in the number of employees.

         The Company recently launched its first Web site Digitalmen.com. The Company's future development plans for DigitalMen are tied to raising additional capital. The additional capital would be allocated to hiring additional Web content staff as well as promotion and marketing personnel. Should the Company be unsuccessful in raising the capital needed, it will continue to update the site with its existing staff but will not be able to promote or market the site. During the next twelve months the Company plans to complete LiquidationBid.com, machmail.com and desitv.com. The estimated cost to develop these products will be minimal as the current staff of developers and engineers of the Company are working to develop and launch these products. LiquidationBid, Machmail, and Desitv can all be built within the monthly budget listed.

RESULTS OF OPERATIONS

         The Company has generated minimal revenues and does not anticipate generating any material revenues until at least the first quarter of the Year 2000. Currently, the Company's only cash requirements are for rent and salaries. The Company does not anticipate breaking even in its financial operations until at least January, 2001. The Company's sole source of capital during 1999 was investment capital provided by third parties. As a result, to cover expenses that arise, on November 1, 1999 the Company's director provided an unsecured line of credit to the Company to draw upon, interest free, in the amount of $250,000 to be payable by January 1, 2003. The Company has drawn on the line of credit in January, 2000 ($60,000), December 1999, ($39,000) and November 1999 ($50,000).
On May 5, 1999 the Company executed a promissory note with holder Verifica International, Ltd. in the amount of $250,000. The note pays interest at an annual rate of 7.5% on the outstanding balance and is due on April 15, 2002. In addition, on January 19, 2000, the Company executed a convertible preferred promissory note in the amount of $200,000 with Knightrider Investments Ltd. The note is payable within one year with an 8% annual interest. Should the Company fail to pay the principal and interest, the outstanding balance will be converted into restricted shares at a 30% discount based on the market price as traded on the previous day's close. Funding is to take place on April 15, 2000. According to the Company's plan, this additional infusion of capital will allow the Company to operate at its current cost rate of $40,000 per month well into September 2000. For the most part, the Company doesn't anticipate any changes in the number of employees or equipment. The Company does not have any research and development costs and finds in the event such needs are apparent, the Company's own technical staff is capable of conducting the research and development. The Company anticipates that it will require additional capital contributions to fund its operations during the Year 2000. The Company intends to seek investors or go to the original group of investors for additional capital for continued operations. In addition, the Company is actively seeking institutional type investors as a source of funding and growing the business. In the event the Company does attract such capital, and is unable to generate revenues sufficient to support its expenses, then the Company would be required to eventually curtail or even cease operations. The Company's substantial financial losses since its inception have raised a substantial doubt with the Company's auditors as to the Company's ability to continue as a going concern.

The following table sets forth, for the years indicated, selected financial information for the Company:

NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED) AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)

         REVENUES. The Company generated $5,870 in revenues for the nine months ended September 30, 1999, from Web site service contracts as compared to no revenues for the same period last year since the Company was not in operation at that time.

         GENERAL, ADMINISTRATIVE, AND SELLING EXPENSES.

The Company had $611,517 in general, administrative and/or selling expenses for the nine months ended September 30, 1999, as compared to no such expenses for the same period in 1998. Such expenses were incurred for salaries, rent, general office expenses as well as compensation for services of Jeff Cohn of Cohn Partners who provided assistance in developing a marketing strategy for DIGITALMEN.COM by providing market research and business development strategies such as choosing right affiliate partners, content, functionality and user friendliness of the Web site. Peter Marshall of MITD assisted in providing our team with the knowledge to develop some of the applications for Digitalmen.Com. In addition, he provided technical consultation on the development of the applications such as data base management, e-mail system, user registration and content synchronization with the content provider. Also included in general and administrative expenses for the period ended September 30, 1999 is $18,000 of compensation expense recognized in relation to stock options granted under the Employee Stock Option Plan.

General Administrative and Selling Expenses:
         Advertising and marketing                   $82,589
         Depreciation                                  2,242
         Dues and subscriptions                          383
         Independent contractors                      58,610
         Insurance                                     2,764
         Meals and entertainment                      12,768
         Office expense                                6,592
         Payroll expense                             227,278
         Payroll tax expense                          15,717
         Postage and delivery                          3,897
         Printing and reproduction                     5,136
         Professional fees                            36,481
         Rent                                         40,030
         Repairs and maintenance                       1,800
         Telephone                                    28,545
         Travel                                       42,133
         Website development and related expense      44,552

         Total                                      $611,517

         INTEREST EXPENSE.

         The Company recorded $5,000 in interest expense for the period ending September 30, 1999 on a $250,000 Note with a 7.5% interest per annum as opposed to no expense for the same period last year.

         OTHER EXPENSE.

         Since the date of acquisition in June, 1999 through September 30, 1999 Medcom Network, Inc. had no sales, costs of sales, gross profit, resulting in a loss from continuing operations and a net loss of $31,216. the Company's share of the investee's net loss of approximately $7,000 for this period is reflected in the financial statements. For the period ended September 30, 1998, there was no investment in Medcom Network, Inc. (see footnote #4 to the financial statements).

         INCOME (LOSS) BEFORE TAXES.

         The Company experienced a $617,647 loss before taxes for the nine months ended September 30, 1999 due to an increase in expenses during the startup period and no income (loss) after taxes for the same period in 1998 since the Company was not in operation at that time.

         TAXES ON INCOME.

         The Company experienced $800 in income tax for the nine months ended September 30, 1999, and no such tax for the same period in 1998.

         NET INCOME/LOSS.

         The Company experienced a net loss of $618,447 for the nine months ended September 30, 1999 as compared to neither a net loss or gain for the same period in 1998.

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


                                             CONVERGE GLOBAL, INC.
                                             (Registrant)


Date:    February 16, 2000                   /s/ Imran Husain
                                          -------------------------------------
                                          IMRAN HUSAIN
                                          President, Chief Financial Officer