Form 10KSB40
period 1999-12-31
CONVERGE GLOBAL INC/CA
filed 2000-04-14
CIK 1078799

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------
                                   FORM 10-KSB

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       or
  / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                        Commission File Number 000-27039
                              CONVERGE GLOBAL, INC.
           (Name of small business issuer as specified in its charter)

                        UTAH                                 87-0426858
             (State or other jurisdiction of             (I.R.S. Employer
             incorporation or organization)            Identification Number)

         233 WILSHIRE BOULEVARD, SUITE 930
         SANTA MONICA, CALIFORNIA                                90401
         (Address of principal executive offices)              (Zip code)

                                 (310) 434-1974
                (Issuer's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     (None)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.001 per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ X ]

Registrant's revenues for its fiscal year ended December 31, 1999, were $5,870. As of March 16, 2000, Registrant had 8,916,900 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $10,052,000. This calculation is based upon the closing sales price of $4.00 per share on March 9, 2000.

Transitional Small Business Disclosure Format (check one).   Yes [ ]     No [X]

                                TABLE OF CONTENTS

PART I                                                                                             PAGE
------                                                                                             -----
Item 1            Business                                                                           1

Item 2            Properties                                                                         5

Item 3            Legal Proceedings                                                                  5

Item 4            Submission of Matters to a Vote of Security Holders                                5

PART II
-------

Item 5            Market for Common Equity and Related Stockholder                                   5
                           Matters

Item 6            Management's Discussion and Analysis                                               6

Item 7            Financial Statements                                                              10

Item 8            Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                      10

PART III
--------

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                           Compliance with Section 16(a) of the Exchange Act                        11

Item 10           Executive Compensation                                                            12

Item 11           Security Ownership of Certain Beneficial Owners and
                            Management                                                              13

Item 12           Certain Relationships and Related Transactions                                    14

PART IV
-------

Item 13           Exhibits and Reports on Form 8-K                                                  15


                                     PART I

ITEM 1 - BUSINESS

              A. BUSINESS DEVELOPMENT

                     1. FORM AND YEAR OF ORGANIZATION

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

         Pursuant to an Acquisition Agreement, dated January 5, 1999, Bekam Investments, Ltd. ("Bekam") acquired one hundred percent (100%) of the common shares of the Company at that time; or 2,340,100 shares. Bekam subsequently spun off the Company by distributing the shares to select investors of Bekam. The Company then changed its name to Converge Global, Inc. ("Converge" or the "Company"). The Company's common stock is currently quoted on the over-the-counter "Bulletin Board" under the symbol: CVRG.

                     2. ANY BANKRUPTCY, RECEIVERSHIP OR SIMILAR PROCEEDING

              Not Applicable.

                     3. ANY MATERIAL RECLASSIFICATION, MERGER, CONSOLIDATION, OR PURCHASE OR SALE OF A SIGNIFICANT AMOUNT OF ASSETS NOT IN THE ORDINARY COURSE OF BUSINESS

              See discussion in Item I, Business, A. Business Development, 1. Form and Year of Organization above.

              B. BUSINESS OF ISSUER

         The Company's business is focused in the globally emerging electronic commerce ("e-commerce") industry. The Company is in the process of building specialty portals catering to niche market segments, as well as building a market that provides complete e-commerce solutions to other businesses. Portals are defined as Internet infrastructures serving as entry points and destinations for on line users. The Company's Internet address is: www.convergecom.com.

                     1. PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKET

       a. THE MARKET

THE INTERNET

         IDC estimates that the number of users accessing the Worldwide Web will grow from 28 million in 1996 to 175 million in 2001 and that the amount of commerce conducted over the web will increase from approximately $2.6 billion in 1996 to $220 billion in 2001. Growth in Internet usage has been fueled by a number of factors, including the large and growing base of personal computers installed in the workplace and home, advances in the performance and speed of personal computers and modems, improvements in network infrastructure, easier and cheaper access to the Internet and increased awareness of the Internet among consumer and trade customers.

         The emergence of the Internet as a significant communications medium is driving the development and adoption of web content and commerce applications that offer both convenience and value to consumers, as well as unique marketing opportunities and reduced operating costs to business. A growing number of consumer and trade customers have begun to conduct business on the Internet including paying bills, booking airline tickets, trading securities and purchasing consumer goods (e.g., personal computers, consumer electronics, compact disks, books, groceries and vehicles). Moreover, online transactions can be faster, less expensive and more convenient than transactions conducted through a human intermediary.

b. PRINCIPAL PRODUCTS AND SERVICES

         The following is a summary of the Company's products and services which evidence the Company's recent shift in creation and development of Internet niche portals, with an emphasis on special Internet web sites. The Company is in the process of developing audio and video delivery over the Internet. The Company will design and implement each portal to meet the tastes, interests and demands of its target audiences.

         Portals are defined as Internet infrastructures serving as entry points and destinations for on line users. Currently, existing portals can be overwhelming for the end user. The unavoidable portals control the sales and marketing channels that reach on line consumers. Converge develops high quality, attractive, easy to navigate specialty portals with user friendly interface programmed with the most amateur Internet user in mind.

         The Company has developed the content and design of Digitalmen.com. Digitalmen.com is a Web site that is targeted at men between the ages of 18 and
45. The Web site will feature products and services in the areas of cars, bars, men's fashion, restaurants, finance, dating, greeting cards, community chat and message boards. Digitalmen.com is the only service that the Company has offered as of the date of this report.

         The Company also has as work in progress LiquidationBid.com. The Company will develop a business-to-business "e -marketplace" for liquidating businesses inventories. The portal will match buyers and sellers of excess goods and services in a virtual marketplace. Initially, LiquidationBid.com will develop an integrated marketing strategy that will leverage relationships with selling partners in South Asia. There is no launch date set. For information on products and services that the site will be offering, please visit our web site and click on liquidationbid.com.

         The Company also has Desitv.com as a work in progress. DesiTV.com will be created as the first digital entertainment network targeted towards South Asians (Pakistan, India, Bangledesh, Sri Lanka, Nepal). DesiTV will become the first South Asian channel to broadcast rich media content over the Internet. The focus will be to become the leading e-commerce distributor of digital audio and video. It is still a concept with no launch date set. To obtain information on products and services that the site will be offering, please visit our web site and click on Desitv.com.

         Another work in progress of the Company is Machmail.com. Converge's concept under the name Machmail.com is to develop a communication portal which integrates a number of different functionalities in an easy to use graphical user interface (GUI). The functionalities that it will integrate are the following:

         1. The ability to translate emails into French, German, Spanish, and Chinese, initially, enroute to its destination; and

         2. The ability to have a homepage which can display data from multiple user accounts that the user might have all displayed with the inputting of one password as opposed to going to different locations and inputting different passwords.

         Essential Tec, Inc. ("Essential Tec"), a wholly-owned subsidiary of the Company, has been formed as an information technology services Company with an extensive technical labor force in Pakistan. Essential Tec utilizes an extensive offshore infrastructure to provide managed software solutions with a specific focus on Web Related Technologies and Solutions. Essential Tec's software engineers are capable of providing high quality, cost-effective services to clients in a resource-constrained environment. Essential Tec's services include e-Commerce Solutions, e-Procurement applications, auctioning engines, and several other web based solutions. Essential Tec sells and markets its services and products from its offices based in Santa Monica, California.

                  2. DISTRIBUTION

         As discussed above, the Company's products and services are all distributed via the Internet. The Company's intention is to increase awareness and distribution of its products and site through both mainstream marketing (billboards, radio, television, etc.) and Internet marketing (listing in various search engines, banner ads on various sites, etc.)

                  3. STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCT OR SERVICE.

                  The Company launched its Website for Digitalmen.com on November 1, 1999. Digitalmen.com, previously known as Gearz.com, continues to include the same concepts geared towards identifying interests of men between the ages of 18 and 45.

                  4. COMPETITION

           The online commerce industry, particularly on the Internet, is new, rapidly evolving and intensely competitive, which the Company expects to intensify in the future. Barriers to entry are minimal, allowing current and new competitors to launch new web sites at a relatively low cost. Currently, the Company is aware of theman.com, a privately held Company based in Santa Clara, California founded in January 1999. theman.com launched its Web site on November 22, 1999 targeting men between the ages of 18 and 45. The Web site features articles and issues that men find interesting and provides them with information on such topics as food, health and sports. theman.com may be better financed than Converge. The composition and identity of Converge's competitors are constantly changing based upon marketplace conditions and changes.

         The Company believes that the principal competitive factors in its market are brand name recognition, wide selection, personalized service, ease of use, customer service, convenience, reliability, quality of search engine tools, and quality of editorial and other site content. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand name recognition and significantly greater financial, marketing and other resources than the Company. In addition, other Web sites may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases. Certain of the Company's competitors may be able to devote greater resources to marketing and promotional campaigns, and devote substantially more resources to Web site and systems development than the Company. Increased competition may result in reduced operating margins, loss of market share and a diminished franchise value. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Further as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company. In addition, companies that control access to transactions through network access or web browsers could promote the Company's competitors or charge the Company a substantial fee for inclusion.

         The Company will consider conducting acquisitions of its competitors and/or complementary businesses in the future, but is not contemplating any acquisitions as of the date of this document.

                  5. SOURCES AND AVAILABILITY OF INFORMATION AND PRINCIPAL SUPPLIERS

         The majority of the content and development of products is done internally. The sites are hosted through various Internet Service Providers. The development of the products includes the building of digitalmen.com which consists of technical work consisting of HTML programming, designing database, and programming are all completed in house by the Company's computer programmers.

                  6. DEPENDENCE ON A SINGLE OR FEW CUSTOMERS

         Not Applicable.

                  7. INTELLECTUAL PROPERTY

         The Company filed its trademark application for the trademark "Webfomercials" with the Patent and Trademark Office and is awaiting registration of the mark. It has also applied to trademark its slogans "solutions for the e-conomy" as well as "man's final destination."

                  8. GOVERNMENT APPROVAL.

         The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for the Company's products and services and increase the Company's cost of doing business, or otherwise have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

         Permits or licenses may be required from federal, state or local government authorities to operate on the Internet. No assurances can be made that such permits or licenses will be obtainable. The Company may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world.

                  9. EFFECT OF ANY EXISTING OR PROPOSED GOVERNMENT REGULATIONS

         See discussion in Paragraph 8, Government Approval above.

                  10 RESEARCH AND DEVELOPMENT COSTS.

         Development costs are being absorbed since most of the research and development is done internally by Converge's team. Any additional work incapable of being completed by the Company will be sent to independent contractors.

                  11. COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

         The Company is not involved in a business which involves the use of materials in a manufacturing stage where such materials are likely to result in the violation of any existing environmental rules and/or regulations. Further, the Company does not own any real property which would lead to liability as a landowner. Therefore, the Company does not anticipate that there will be any costs associated with the compliance of environmental laws and regulations.

                  12. EMPLOYEES

         As of the date hereof, the Company employs 8 full-time employees and 1 part-time employee. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory. Long term, the Company will attempt to hire additional employees as needed based on its growth rate.

ITEM 2 - PROPERTIES

         The main administrative offices of the Company are located at 233 Wilshire Boulevard, Suite 930, Santa Monica, California 90401.

         The Company has sub-leased these premises from Manhattan West, Inc., for a period of three (3) years. The sublease payments are due on the first day of each month at approximately $4,400.00 per month. All utilities and staff expenses are borne by the Company. The three year term of the sublease began on February 1, 1999 and will terminate on February 1, 2002.

ITEM 3 - LEGAL PROCEEDINGS

         To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)  MARKET INFORMATION

         Converge has a total authorized capitalization of 50,000,000 shares of a single class of common stock, par value $.001. As of March 16, 2000, the Company has approximately 8,916,900 issued and outstanding shares. Management and insider holdings comprise approximately 22% of the total issued and outstanding shares; while the remainder is distributed amongst approximately 7 registered shareholders and 120 streetholders. The current actual public float is approximately 3,000,000 shares. The Company's common stock is presently held in client accounts and/or in "street name" by approximately 9 U.S. securities firms.

         The Company's Common Stock began being quoted on the over-the-counter bulletin board system ("OTC Bulletin Board") on January 5, 1999 under the symbol "CVRG." However, on January 13, 2000, as the Company's Form 10-SB had not yet cleared all SEC comments, the Company's common stock was no longer eligible for quotation on the OTC Bulletin Board, but started being quoted on the "Pink Sheets." The Company's Form 10-SB cleared SEC comments on February 22, 2000 and the Company's stock is now quoted on the Bulletin Board again.

         The following table sets forth the high ask and low bid prices for the Company's common stock as reported on the OTC Bulletin Board.

         The prices below also reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions:


    Period Reported                                  High Ask                   Low Bid
    Quarter ended March 31, 1999                     $6.75                        $5.00
    Quarter ended June 30, 1999                       5.50                        2.875
    Quarter ended September 30, 1999                  4.00                        0.5625
    Quarter ended December 31, 1999                   3.50                        1.50


         (b) STOCKHOLDERS

         As of March 16, 2000 there were approximately 9 registered and 120 street holders of record of the Company's common stock.

         The Company's transfer agent is Holladay Stock Transfer, Inc., 4350 East Camelback Road, Suite 100F, Phoenix, Arizona 85018.

         (c) DIVIDENDS

         The Company has not paid cash dividends on its Common Stock in the past and does not anticipate doing so in the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

         The discussion and financial statements contained herein are for the fiscal years ended December 31, 1998 and 1999. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW

         The Company's business is focused in the globally emerging electronic commerce ("e-commerce") industry.

         (a) PLAN OF OPERATIONS

         The Company's cash requirements for the next twelve months are approximately $40,000 per month. With a $250,000 line of credit recently granted by a director (see "Certain Relationships and Related Transactions"), the Company has been able to continue its operations for approximately six months. The Company has also been able to secure $200,000 in convertible debt financing to continue its operations (see "Results of Operations"). While there is no assurance the Company will be successful in raising additional capital, the Company is actively seeking both institutional debt and private equity financing to assure that it will be capable of financing the continuation of the business. Any additional capital raised above and beyond what the Company needs as its monthly expenditure would be used in increasing marketing and sales efforts of the Company's Web sites. Should the Company fail to raise additional funding, it will be forced to curtail its growth, cut back by reducing the number of employees or even cease operations altogether.

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

         The Company recently launched its first Web site Digitalmen.com. The Company's future development plans for Digitalmen.com are tied to raising additional capital. The additional capital would be allocated to hiring additional Web content staff as well as promotion and marketing personnel. Should the Company be unsuccessful in raising the capital needed, it will continue to update the site with its existing staff but will not be able to promote or market the site. During the next twelve months, the Company plans to complete LiquidationBid.com, Machmail.com and Desitv.com. The estimated cost to develop these products will be minimal as the current staff of developers and engineers of the Company are working to develop and launch these products. LiquidationBid, Machmail, and Desitv can all be built within the monthly budget listed.

         (b) RESULTS OF OPERATIONS

         The Company has generated minimal revenues and does not anticipate generating any material revenues in the near future. Currently, the Company's only cash requirements are for rent and salaries. The Company's sole source of capital during 1999 was investment capital provided by third parties. As a result, to cover expenses that arise, on November 1, 1999 the Company's director provided an unsecured line of credit to the Company to draw upon, interest free, in the amount of $250,000 to be payable by January 1, 2003.
The Company borrowed $141,000 against this line as of December 31, 1999 and an additional $45,000 during January 2000. On May 5, 1999, the Company executed a promissory note with holder, Verifica International, Ltd., in the amount of $250,000. The note pays interest at an annual rate of 7.5% on the outstanding balance and is due on April 15, 2002. In addition, on January 19, 2000, the Company executed a convertible preferred promissory note in the amount of $200,000 with Knightrider Investments Ltd. The note is payable within one year with an 8% annual interest. Should the Company fail to pay the principal and interest, the outstanding balance will be converted into restricted shares at a 30% discount based on the market price as traded on the previous day's close. The Company borrowed $140,000 against this line during January and February 2000. According to the Company's plan, this additional infusion of capital will allow the Company to operate at its current cost rate of $40,000 per month well into September 2000. For the most part, the Company doesn't anticipate any changes in the number of employees or equipment. The Company does not have any research and development costs and finds in the event such needs are apparent, the Company's own technical staff is capable of conducting the research and development. The Company anticipates that it will require additional capital contributions to fund its operations during the Year 2000. The Company intends to seek investors or go to the original group of investors for additional capital for continued operations. In addition, the Company is actively seeking institutional type investors as a source of funding and growing the business. In the event the Company does not attract such capital, and is unable to generate revenues sufficient to support its expenses, then the Company would be required to eventually curtail or even cease operations. The Company's substantial financial losses since its inception have raised a substantial doubt with the Company's auditors as to the Company's ability to continue as a going concern.

The following table sets forth, for the years indicated, selected financial information for the Company:


                                                                           YEAR ENDED
                                                                            DECEMBER 31
                                                                            (AUDITED)

                                                                       1999              1998
               Total revenue                                       $5870                   ---

               Cost of revenue                                     ---------               ---




                Gross profit                                        $5870                  ---

                General, administrative, and selling expenses       $614,468               ---


                Income (loss) from operations                       ($608,598)             ---

                Interest expense                                    $9688                  ---

                Equity in Losses of Medcom Network, Inc.            $30,000                ---

                Income (loss) before taxes                          $(648,286)             ---


                Taxes on income                                     $800                   ---

                Net income (loss)                                   $(649,086)             ---



FISCAL YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998

         REVENUES.

         The Company had revenues of $5,870 for the year ended December 31, 1999 as compared to no revenues in fiscal year ended December 31, 1998.

         GENERAL, ADMINISTRATIVE, AND SELLING EXPENSES.

         The Company had general, administrative and/or selling expenses of $614,468 for the year ended December 31, 1999 as compared to no selling, general and administrative expenses generated for the same period in 1998.

         INTEREST EXPENSE.

         The Company had $9,688 of interest expenses for the year ended December 31, 1999 as compared to no interest expense for the year ended December 31, 1998.

         OTHER EXPENSE.

         None.

         INCOME (LOSS) BEFORE TAXES.

         The Company has a loss before taxes of $649,086 for the year ended December 31, 1999. The Company had no income or loss before taxes for the year ended December 31, 1998 since the Company had no revenues or expenses.

         TAXES ON INCOME.

         Income taxes for the year ended December 31, 1999 amounted to $800 as compared to no taxes in 1998

         NET INCOME/LOSS

         The Company had a loss of $649,086 for year ended December 31, 1999 compared to neither a net loss or net income for the year ended December 31, 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company has received no venture capital investment. In January 1999, the Company concluded an offering under Rule 504 of Regulation D. Under this offering, the Company raised $25,000 and additionally issued 2,000,000 options to purchase shares of its common stock at an exercise price of $0.10 each. These options were exercised on March 30, 1999, May 7, 1999, and June 1999, raising an additional $200,000.

         The Company foresees a variety of methods for diversifying its operations and pursuing its strategic and business objectives without pulling badly needed capital from its on-going operations, or incurring onerous overhead and financing obligations. These options include licenses, joint-ventures, and even counter-trade (technologies for technologies) mechanisms as part of this diversification methodology. The Company has not yet engaged in any counter-trade mechanisms trading technology for technology, licenses nor joint ventures as of the date of this filing. In addition, there are no assurances that the Company could find adequate partners for each of these alternatives. In the event the Company is unable to implement such alternative methods of funding and find other sources of capital, the operation of the business would be severely and adversely affected.

         On May 5, 1999, the Company executed a promissory note with the holder Verifica International, Ltd. in the amount of $250,000. The note pays an annual interest rate of 7.5% on the outstanding balance and is due on April 15, 2002. On November 1, 1999, the Company's director provided an unsecured line of credit to the Company to draw upon, interest free, in the amount of $250,000 to be payable by January 1, 2003. On January 19, 2000, the Company executed a convertible preferred promissory note in the amount of $200,000 with Knightrider Investments, Ltd. The Company borrowed $140,000 against this line during January and February 2000. The note is payable back within one year with 8% annual interest. Should the Company fail to pay the amount, it will be converted into equity at a 30% discount to where the market was trading on the previous days close. As of February 10, 2000 the price of the stock was $2.00 bid. If the Company is unable to pay the $200,000 debt owed under this note by the due date of April 15, 2001, then the note holder would have the right to convert the note into 142,857 shares (utilizing a 30% discount from the $2.00 market price); this would constitute approximately 1.6% of the Company's present outstanding stock. The greater the stock price at the time of conversion, the less would be the number of shares into which the promissory note would be convertible. Conversely, the less the stock price at the time of conversion, the greater would be the number of shares into which the promissory note would be convertible. In the event the stock price at the time of conversion was substantially less than $2.00, the existing shareholders of the Company could incur substantial dilution upon conversion of the promissory note.

         The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

SUBSIDIARIES

         On February 5, 1999, the Articles of Incorporation for Gearz.com, Inc. ("Gearz.com") were filed with the California Secretary of State. The directors of the Company are Imran Husain and Samar Khan. The Articles were subsequently amended on December 7, 1999, to change the name of Gearz.com to Digitalmen.com, Inc. Such action was approved and ratified by unanimous board of directors and shareholders.

         Digitalmen.com is a wholly owned subsidiary of Converge whereby Converge holds 1,000,000 shares of common stock of this Company. Digitalmen.com is a portal site geared towards men's interest. The target group ranges from ages 18 to 45 with interests in finance, travel, entertainment, fashion and electronics.

         On April 30, 1999, Converge became a 50% shareholder of
LiquidationBid.com, Inc. ("LiquidationBid") whereby Converge holds 1,000,000 shares of common stock of LiquidationBid. Mr. Imran Husain serves as the President and Director of LiquidationBid.

         LiquidationBid is in the business of global business-to-business auctioning and bartering exchange. It assists corporate clients in auctioning or bartering excess inventory or, in case of liquidation, selling of assets, inventories to highest bidder in an efficient and cost-effective manner.

         The Company is a 20% shareholder of MedCom Network, Inc. ("Medcom"), a California corporation which is developing an on-line data base of disease codes which are codes found in the medical industry dictionaries. The Company invested in MedCom by contributing $30,000 in cash for shares of restricted common stock of the Company. This was an investment made by the Company and the Company's officers or directors have no management involvement in MedCom. As of December 31, 1999 Medcom had no sales and cost of sales resulting in a loss from continuing operations and net loss. The investment in Medcom is recorded at no value in the financial statements as of December 31, 1999, as required by the equity method of accounting.

         Essential Tec, Inc. ("Essential Tec"), a wholly-owned subsidiary of the Company, has been formed as an information technology services Company with an extensive technical labor force in Pakistan. Essential Tec's software engineers are capable of providing high quality, cost-effective services to clients in a resource-constrained environment. Essential Tec services include e-Commerce Solutions, e-Procurement applications, auctioning engines, and several other web based solutions. Essential Tec sells and markets its services and products from its offices based in Santa Monica, California. Essential Tec had no material transactions during the year ended December 31, 1999.

PART II - OTHER INFORMATION

ITEM 7.   FINANCIAL STATEMENTS

         The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         (1) DISMISSAL OF PRINCIPAL ACCOUNTANTS

         The Company dismissed its former accountants, Barry L. Friedman, CPA ("Former Accountants") on April 30, 1999 as its principal accountants. The principal accountant's report on the financial statements for either of the past two years ending December 31, 1997 and December 31, 1996 contained no adverse opinion or a disclaimer of opinion. The decision to change principal accountants of the Company was approved by the Board of Directors of the Company.

         During the Company's year ended December 31, 1997, December 31, 1996, June 30, 1998 and through the dismissal of the Former Accountants on April 30, 1999, there were no disagreements with the Former Accountants on any matter of accounting principals or practices, financial statement disclosures, or auditing scope or procedure. There is nothing to report under Item 304 (a) (1) (iv) (B) through (E).

         (2) ENGAGEMENT OF NEW PRINCIPAL ACCOUNTANTS

         The Company has engaged Stonefield Josephson, Inc., 1620 26th Street, Suite 400-South, Santa Monica, California 90401 as its principal accountants as of April 30, 1999. Stonefield replaced Former Accountants and conducted the Audit for the fiscal year 1998. Neither the Company nor anyone on is behalf has consulted Stonefield during the two most recent fiscal years regarding any matter for which reporting is required under Regulation S-B, Item 304 (a)(2)(I) or (ii) and the related instructions. The decision to engage Stonefield was approved by the Board of Directors.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (a) DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names and ages of the current directors and executive officers of the Company, the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are elected annually by the Board of Directors. Each year the stockholders elect the board of directors. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There was no arrangement or understanding between any executive officer and any other person pursuant to which any person was elected as an executive officer.

The directors and executive officers of the Company are as follows:


     NAME                            AGE             OFFICE

-----------------------------------------------------------------------------------------
         Imran Husain                32           President, Chief Executive Officer and
                                                  Director

         Samar Khan                  27           Secretary

         Hamid Kabani                39           Chief Financial Officer

         Reza Rahman                 32           Director

-----------------------------------------------------------------------------------------

IMRAN HUSAIN, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR: Converge directors elected Mr. Husain as its President and CEO since January 1999. Mr. Husain graduated from Florida International University with a Bachelor of Science degree in Biology. Mr. Husain is also President of American Business Investments, a private investment Company. Before becoming President of Converge, Mr. Husain was primarily acting as manager for family investments in the U.S. equity markets for the last seven years.

SAMAR KHAN, SECRETARY. From June 1998 to July 1999, Ms. Khan worked as a partner with GTI Partners, a corporate consulting firm where she handled all the administrative responsibilities for the firm. Ms. Khan was employed as an office manager at Tansa Group, a public relations firm in Anaheim Hills, California from 1993 through 1996. She attended California State University at Pomona from 1989 to 1991, taking courses in business and accounting. Ms. Khan was unemployed during the years 1996 through 1998.

HAMID KABANI, CHIEF FINANCIAL OFFICER. Mr. Kabani joined the Company on March 1, 2000 as its Chief Financial Officer. Mr. Kabani is a Certified Public Accountant, as well as a Chartered Accountant. From July 1998 and continuing through the present, Mr. Kabani is the President of Kabani and Company. From June 1997 to June 1998, Mr. Kabani was at Deloitte and Touche. From 1995 through 1997 Mr. Kabani was at McGladrey and Pullen, an accounting firm, where he served as the Quality Control Specialist. He graduated from University of Karachi, Pakistan, with a degree in accounting. He is a member of the Qualification Committee of the Board of Accountancy for the State of California. Mr. Kabani is also a member of a sub-committee of Irvine Chamber of Commerce and is active with Costa Mesa Chamber of Commerce.

REZA RAHMAN, DIRECTOR. Reza Rahman has been employed by Nokia Mobile Phones, Inc. since 1995 as a Product Development Manager. Responsibilities in his position include measuring and analyzing key customer dissatisfaction issues, managing resolution efforts and communicating lessons learned to other business units. He is also responsible for developing and implementing strategies to improve market share. Mr. Rahman holds a B.S. in Industrial Engineering from the University of Texas at Arlington. Prior to 1995, Mr. Rahman worked as an engineer for Golden Eagle Systems for two years.

         (b) COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF
1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during its 1999 fiscal year, all such filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 10-EXECUTIVE COMPENSATION

         (a) SUMMARY COMPENSATION

         The following table and attached notes sets forth the compensation of the Company's executive officers and directors during each of the fiscal years since January 1999. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance, reimbursement of expense, and other benefits provided to such individual that are extended in connection with the ordinary conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $25,000 or 10% of such officer's cash compensation.


         Name and                        Annual Compensation       Long Term Compensation
         Principal Position                                        Stock Options
                                                                   Bonuses / Other

         -------------------------------------------------------------------------------------------
         Imran Husain                       $      60,000          Stock Options    1,000,000
         President, CEO and Director

         Samar Khan                         $      60,000          Stock Options    1,000,000
         Secretary/Treasurer

         Reza Rahman                        $         -0-          Stock Options    -
         Director
                                            ---------------
                                            $     120,000

         The Company carries no officers and directors liability insurance, nor disability and life insurance benefits. The Company has historically reimbursed Messrs. Husain, Rahman and Mrs. Khan for quarterly private health insurance premiums and for expenses. The Company does not maintain any pension plan, profit sharing plan or similar retirement or employee benefit plans.

         (b) EMPLOYMENT AGREEMENTS

         On February 1, 1999, the Company entered into an Employment Agreement with Imran Husain as its President. This Employment Agreement has a term of one year and continues on an at-will basis after one year. Compensation of $5,000 per month and standard benefits are granted to Mr. Husain under the Agreement. There are no severance provisions in this Employment Agreement.

         On February 1, 1999, the Company entered into an Employment Agreement with Samar Khan as its Secretary and Treasurer. This Employment Agreement has a term of one year and continues on an at-will basis after one year. Compensation of $5,000 per month and standard benefits are granted to Ms. Khan under the Agreement. There are no severance provisions in this Employment Agreement.

         (c) COMPENSATION OF DIRECTORS

         Directors of the Company do not receive any cash compensation, but are entitled to reimbursement of their reasonable expenses incurred in attending directors' meetings.

         ITEM 11- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of the date of this Report by: (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group.


----------------------------------------------------------------------------------------------------
Title of       Names and                       Amount and                Percent of Outstanding
 Class         Address of                       Nature of            Common Stock Beneficially Owned
               Beneficial                      Beneficial            -------------------------------
               Owner                           Ownership(1)

----------------------------------------------------------------------------------------------------
Common         Imran Husain                     1,000,000                             11%
Shares         10560 Wilshire Boulevard         Director/
               Unit No. 704                      Officer
               Los Angeles, CA 90024

Common         Samar Khan                       1,000,000                             11%
Shares         1233 San Vicente Boulevard       Secretary/
               Santa Monica, CA 90401

Common         Hamid Kabani                        -0-                                -0-
               233 Wilshire Blvd., Suite 930      Chief Financial Officer
               Santa Monica, CA  90401


--------

       (1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.



Common         Reza Rahman                         25,000                         *
Shares         6917 Valley View Lane, 254       Director
               Irving, TX 75039

               All officers and directors as
               a group (4 persons)              2,025,000                        22%

Common         Montaque Securities              4,000,000                        45%
Shares         International, Ltd.
               Mr. Owen Bethal
               Saffrey Square
               Bay Street and Bank Lane
               P.O. Box N-8303
               Nassau, N.P., The Bahamas

-------------------------------------------------------------------------------------------

*  Less than 1%

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On November 1, 1999, a member of the Board of Directors of the Company, Imran Husain, provided the Company with a line of credit in the amount of $250,000. The line of credit is interest free, unsecured and the Company can draw against it at any time. The entire balance is due on January 1, 2003.

     Pursuant to an Acquisition Agreement dated January 5, 1999, Bekam Investments, Ltd. ("Bekam") acquired 100% of the common shares of the Company at the time or 2,340,100 shares. Bekam subsequently spun off the Company by distributing the shares of the Company to select investors of Bekam. The Company then changed its name to Converge Global, Inc.

     On January 6, 1999, the Board of Directors approved the 1999 Incentive Stock Option Plan to certain employees and officers exercisable within five (5) years from February 1, 1999, at an exercise price of $0.001 per share. All 2,000,000 options granted to the current officers and directors have been exercised.

     The Company entered into a loan agreement with Verifica International, Inc. ("Verifica") on May 5, 1999 in the amount of $250,000. The loan is due on April 15, 2002 and has an annual interest rate of 7.5% on the outstanding principal. The beneficial owner of Verifica is the father of the Company's CEO, Mr. Hussain.

     The Company entered into a sublease agreement with Manhattan West, Inc., a related party through common ownership on February 1, 1999. The beneficial owner of Manhattan West Inc is Tariq Khan, the husband of Ms. Samar Khan, and officer, director and shareholder of the Company. The term of the sublease is three years and the Company is responsible for all overhead and related expenses including utilities and insurance. The Company rents office equipment from Manhattan West Inc. on a monthly basis. The Company believes the terms of the sublease were at fair market value and the transaction was at arms length.

                                     PART IV

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

*3.1 Certificate of Incorporation of Mormon Mint, Inc., a Utah corporation, dated October 4, 1985

*3.2 Amendment to Articles of Incorporation with the name change to Capital Placement Specialists, Inc., dated
              December 4, 1997

*3.3 Amendment to Articles of Incorporation with name change to Converge Global, Inc., dated January 28, 1999

*3.4          Bylaws of Converge Global, Inc., dated January 19, 1999

*3.5 Amendment to Articles of Incorporation of Gearz.com with the name change to Digitalmen.com filed on December 7, 1999

*10.1         Sub-Lease Agreement, dated February 1, 1999

*10.2         Acquisition Agreement, dated January 5, 1999

*10.3         Employment Agreement for Imran Husain dated February 1, 1999

*10.4         Employment Agreement for Samar Khan dated February 1, 1999

*10.5         1999 Incentive & Nonstatutory Stock Option Plan dated January 6,
              1999

*10.6         Promissory Note between Converge Global, Inc. and Knightrider
              Investments Ltd., dated January 19, 2000

*21           List of Subsidiaries of Small Business Issuer

  27          Financial Data Schedule

---------------------------
*Incorporated by reference from Registration Statement on Form 10-SB filed by the Company on February 17, 2000.

     (b)      REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONVERGE GLOBAL, INC.

                                    By: /s/ Imran Husain
                                       -----------------------------------------
                                          Imran Husain
                                    Its:  President, Chief Executive Officer,
                                          Director


SIGNATURE                                 TITLE                                                 DATE

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ IMRAN HUSAIN
--------------------------------    President, Chief Executive Officer
Imran Husain                        and Director                                     April 12, 2000

/S/ SAMAR KHAN
--------------------------------    Secretary and Treasurer
Samar Khan                          and Director                                    April 12, 2000

/S/ REZA RAHMAN
--------------------------------    Director                                        April 12, 2000
Reza Rahman

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                               (FORMERLY KNOWN AS
                      CAPITAL PLACEMENT SPECIALISTS, INC.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                    CONTENTS

                                                                                                                 Page
                                                                                                                 ----
INDEPENDENT AUDITORS' REPORT                                                                                       1
CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet                                                                                       2
  Consolidated Statements of Operations                                                                            3
  Consolidated Statements of Stockholders' Deficit                                                                4-5
  Consolidated Statements of Cash Flows                                                                           6-7
  Notes to Consolidated Financial Statements                                                                     8-15

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Converge Global, Inc. and Subsidiaries
Santa Monica, California

We have audited the accompanying consolidated balance sheet of Converge Global, Inc. and Subsidiaries (a development stage enterprise) as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Converge Global, Inc. and Subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses from operations, has negative cash flows from operations, and has a net capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 30, 2000

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1999

                                     ASSETS

CURRENT ASSETS -
  cash                                                                                                      $       2,462

WEBSITE DEVELOPMENT                                                                                               200,000

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                                                                    18,785
                                                                                                            -------------
                                                                                                            $     221,247
                                                                                                            =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES -
  accrued expenses                                                                                          $     225,453

LOANS PAYABLE, OFFICER-STOCKHOLDERS                                                                               141,000

NOTE PAYABLE, RELATED PARTY                                                                                       250,000

STOCKHOLDERS' DEFICIT:
  Common stock; $0.001 par value, 50,000,000 shares
    authorized, 8,918,100 shares issued and outstanding at
    December 31, 1999, respectively                                                                8,918
  Common stock subscriptions receivable                                                           (2,000)
  Additional paid-in capital                                                                     361,132
  Deficit accumulated during development stage                                                  (763,256)
                                                                                            ------------
          Total stockholders' deficit                                                                            (395,206)
                                                                                                            -------------
                                                                                                            $     221,247
                                                                                                            =============

See accompanying independent auditors' report and notes to consolidated financial statements.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                         Period from
                                                                                                        inception of
                                                              Year ended          Year ended            operations on
                                                             December 31,        December 31,        October 4, 1985 to
                                                                 1999                1998             December 31, 1999
                                                                 ----                ----             -----------------
REVENUES                                                    $         5,870     $             -         $        5,870

COST OF REVENUES                                                          -                   -                      -
                                                            ---------------     ---------------         --------------

GROSS PROFIT                                                          5,870                   -                  5,870

SELLING, GENERAL AND ADMINISTRATIVE                                 614,468                   -                728,638
                                                            ---------------     ---------------         --------------

LOSS FROM OPERATIONS                                               (608,598)                  -               (722,768)

INTEREST EXPENSE                                                      9,688                   -                  9,688
                                                            ---------------     ---------------         --------------

LOSS BEFORE INCOME TAXES AND EQUITY
  IN LOSSES OF MEDCOM NETWORK, INC.                                (618,286)                  -               (732,456)

INCOME TAXES                                                           (800)                  -                    800

EQUITY IN LOSSES OF MEDCOM
  NETWORK, INC.                                                     (30,000)                  -                (30,000)
                                                            ---------------     ---------------         --------------

NET LOSS                                                    $      (649,086)    $             -         $     (763,256)
                                                            ===============     ===============         ==============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING -
    basic and diluted                                             7,889,278           7,889,278              7,889,278
                                                            ===============     ===============         ==============

NET LOSS PER SHARE -
    basic and diluted                                       $         (0.08)    $             -      $           (0.09)
                                                            ===============     ===============      =================


See accompanying independent auditors' report and notes to consolidated financial statements.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                                           Deficit
                                                                                                         accumulated
                                                                   Common stock    Additional               during         Total
                                                  Common stock     subscriptions     paid-in   Treasury  development  stockholders'
                                           Shares         Amount    receivable       capital     stock      stage       deficit
                                           ------         ------    ----------       -------     -----      -----       -------
Issuance of common stock in
  exchange for services received
  since inception on October 4, 1985
  to December 31, 1996                    2,079,000   $   2,079    $        -     $  85,981     $   -    $ (88,060)      $      -

Issuance of common stock in
  exchange for services received            261,100         261             -        25,849         -            -         26,110

Net loss for the year ended
  December 31, 1997                               -           -             -             -         -      (26,110)       (26,110)
                                          ---------   ---------      ---------     --------      -----    ---------      ---------

Balance at December 31, 1997              2,340,100       2,340             -       111,830         -     (114,170)             -

Net loss for the year ended
  December 31, 1998                               -           -             -             -         -            -              -
                                          ---------   ---------      ---------     --------      -----    ---------      ---------

Balance at December 31, 1998              2,340,100       2,340             -       111,830         -     (114,170)             -
                                          ---------   ---------      ---------     --------      -----    ---------      ---------


See accompanying independent auditors' report and notes to consolidated financial statements.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (CONTINUED)


                                                                                                            Deficit
                                                                                                          accumulated
                                                                  Common stock  Additional                 during          Total
                                             Common stock         subscriptions   paid-in    Treasury    development  stockholders'
                                      Shares            Amount     receivable     capital      stock        stage        deficit
                                        ------          ------     ---------      -------      -----        -----        -------
Contributions of shares to
  treasury stock (Note 1)           (2,340,100)            -            -             -        (2,340)            -      (2,340)

Distribution of shares from
  treasury (Note 1)                  2,340,100             -            -             -         2,340             -       2,340

Issuance of common stock in
  exchange for services received        78,000            78            -           702             -             -         780

Issuance of options under stock
  option plan                                -             -            -        18,000             -             -      18,000

Exercise of employee stock options   2,000,000         2,000       (2,000)            -             -             -           -

Issuance of common stock
  during private placement           2,500,000         2,500            -        22,500             -             -      25,000

Exercise of common stock options     2,000,000         2,000            -       198,000             -             -     200,000

Capital contribution                         -             -            -        10,100             -             -      10,100

Net loss for the year ended
  December 31, 1999                          -             -            -             -             -      (649,086)   (649,086)
                                    ----------    ----------   ----------    ----------    ----------    ----------    --------

Balance at December 31, 1999         8,918,100    $    8,918   $   (2,000)   $  361,132         $   -    $ (763,256)  $(395,206)
                                    ==========    ==========   ==========    ==========    ==========    ==========   ==========



See accompanying independent auditors' report and notes to consolidated financial statements.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                                          Period from
                                                                                                         inception of
                                                                    Year ended       Year ended          operations on
                                                                   December 31,     December 31,      October 4, 1985 to
                                                                       1999             1998           December 31, 1999
                                                                       ----             ----           -----------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                        $      (649,086)      $          -     $     (763,256)
                                                                  ---------------       ------------     --------------

 ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
      Depreciation and amortization                                         3,348                  -              3,348
      Services in exchange for common stock                                   780                  -            114,950
      Loss on investment                                                   30,000                  -             30,000
      Issuance of options under stock option plan                          18,000                  -             18,000

 CHANGES IN OPERATING ASSETS AND LIABILITIES:
    INCREASE IN ASSETS -

    INCREASE IN LIABILITIES -
      increase in accrued expenses                                        225,453                 -            225,453
                                                                  ---------------       ------------      -------------

          Total adjustments                                               277,581                  -            391,751
                                                                  ---------------       ------------      -------------

          Net cash used for operating activities                         (371,505)                 -           (371,505)
                                                                  ---------------       ------------      -------------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments to acquire property and equipment                              (22,133)                 -            (22,133)
  Investment in Medcom Network, Inc.                                      (30,000)                 -            (30,000)
  Investment in Website development                                      (200,000)                 -           (200,000)
                                                                  ---------------       ------------      -------------

          Net cash used for investing activities                         (252,133)                 -           (252,133)
                                                                  ---------------       ------------      -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from loan payable, officer-stockholders                        141,000                  -            141,000
  Proceeds from note payable                                              250,000                  -            250,000
  Proceeds from issuance of common stock and
    paid in capital                                                       235,100                  -            235,100
                                                                  ---------------       ------------      -------------

          Net cash provided by financing activities                       626,100                  -            626,100
                                                                  ---------------       ------------      -------------

NET INCREASE IN CASH                                                        2,462                  -              2,462
CASH, beginning of period/year                                                  -                  -                  -
                                                                  ---------------       ------------      -------------
CASH, end of period/year                                          $         2,462       $          -      $       2,462
                                                                  ===============       ============      =============

                                   (Continued)

See accompanying independent auditors' report and notes to consolidated financial statements.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                                                                Period from
                                                                                                               inception of
                                                                    Year ended            Year ended           operations on
                                                                   December 31,          December 31,       October 4, 1985 to
                                                                       1999                 1998            December 31, 1999
                                                                       ----                 ----            -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
    Income taxes paid                                             $             -       $             -       $           800
                                                                  ===============       ===============       ===============
    Interest paid                                                 $             -       $             -       $             -
                                                                  ===============       ===============       ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
    Services rendered in exchange for common stock                $           780       $             -       $       114,950
                                                                  ===============       ===============       ===============
    Issuance of options under stock option plan                   $        18,000       $             -       $        18,000
                                                                  ===============       ===============       ===============
    Exercise of options under stock option plan                   $         2,000       $             -       $         2,000
                                                                  ===============       ===============       ===============




See accompanying independent auditors' report and notes to consolidated financial statements.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

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

               On December 4, 1997, the Company changed its name from Mormon Mint, Inc. to Capital Placement Specialists, Inc.

               Pursuant to an acquisition agreement, dated January 5, 1999, Bekam Investments, Ltd. ("Bekam") acquired one hundred percent (100%) of the common shares of the Company at that time; or 2,340,100 shares. Bekam subsequently spun off the Company by contributing the shares to the treasury of the Company for redistribution to selected investors of Bekam. The Company then changed its name to Converge Global, Inc.

        PRINCIPLES OF CONSOLIDATION:

               The accompanying financial statements include the accounts of Converge Global, Inc. (the "Parent"), and its subsidiaries, Digitalmen.com, Inc., Essential Tec, Inc. and LiquidationBid.com, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.


                                            Percent of
                    Subsidiary               Ownership                                 Description
                    ----------              -----------                               -------------
               Digitalmen.com, Inc.            100%               Digitalmen.com, Inc. (formerly Gearz.com, Inc.)
                                                                  was formed on February 5, 1999 in the State of
                                                                  California.  There were no material operations
                                                                  during the year ended December 31, 1999.

                                                                  Subsequent to December 31, 1999, Digitalmen.com,
                                                                  Inc. commenced three Private Placement Offerings,
                                                                  which are exempt from registration under Regulation
                                                                  D of The Securities Act of 1933. The offerings are
                                                                  as follows:

                                                                  a.   1,000,000 shares of Digitalmen.com, Inc.'s
                                                                       restricted common stock at $0.50 per share.

                                                                  b.   1,000,000 warrants of Digitalmen.com
                                                                       at $0.30 per warrant which maybe exercised
                                                                       at $2.50 per share to acquire one share
                                                                       of common stock for each warrant.

                                                                  c.   1,000,000 shares of Digitalmen.com, Inc.'s
                                                                       restricted common stock at $3.50 per share.


See accompanying independent auditors' report.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        PRINCIPLES OF CONSOLIDATION, CONTINUED:

                                            Percent of
                    Subsidiary               Ownership                                 Description
                    ----------              -----------                               -------------
               Essential Tec, Inc.             100%               Essential Tec, Inc. was formed in the State of
                                                                  California during 1999.  There were no material
                                                                  operations during the year ended December 31,
                                                                  1999.

                                                                  Subsequent to December 31, 1999, Essential Tec,
                                                                  Inc. commenced three Private Placement
                                                                  Offerings, which are exempt from registration
                                                                  under Regulation D of The Securities Act of
                                                                  1933.  The offerings are as follows:

                                                                  a.   1,000,000 shares of Essential Tec, Inc.'s
                                                                       restricted common stock at $0.50 per share.

                                                                  b.   1,000,000 warrants of Essential Tec, Inc.
                                                                       at $0.30 per warrant which maybe exercised
                                                                       at $1.00 per share to acquire one share
                                                                       of common stock for each warrant.

                                                                  c.   1,000,000 shares of Essential Tec, Inc.'s
                                                                       restricted common stock at $1.50 per share.

               LiquidationBid.com, Inc.         50%               LiquidationBid.com, Inc. (a development stage
                                                                  company) was incorporated on April 8, 1999 in
                                                                  the State of Nevada.  The Company was awarded
                                                                  1,000,000 of the 2,000,000 outstanding shares
                                                                  of LiquidationBid.com, Inc. in exchange for the
                                                                  rights to services.  No value has been assigned
                                                                  to these future rights, and therefore, there is
                                                                  no cost basis in this investment.  Two of the
                                                                  three board members of LiquidationBid.com, Inc.
                                                                  are officers and stockholders of the Company,
                                                                  thereby demonstrating control over
                                                                  LiquidationBid.com, Inc.  There were no
                                                                  material operations during the year ended
                                                                  December 31, 1999.

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

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        GOING CONCERN, CONTINUED:

               Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company intends to begin recognizing significant revenue during the year 2000. Management's plans also include the sale of additional equity securities. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

        BUSINESS ACTIVITY:

               The Company, a development stage company, plans to provide in-depth and unique e-commerce solutions with specific emphasis on audio and video delivery over the Internet. The Company also plans to design and develop websites in exchange for fees from its customers.

        REVENUE RECOGNITION:

               The Company recognizes website design and development revenue upon delivery of the product.

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

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

        WEBSITE TECHNOLOGY:

               Website technology is stated at cost. Expenditures for maintenance and repairs are expensed when incurred; additions, renewals and betterments are capitalized. Amortization is computed using the straight-line method over the estimated useful life of the asset (3 years). The Company is accounting for Website Technology costs under the capitalization criteria of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." There was no amortization for the year ended December 31, 1999.

        PROPERTY AND EQUIPMENT:

               Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

        INCOME TAXES:

               The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets result from temporary differences when certain amounts are deducted for financial statement purposes and when they are deducted for income tax purposes. The principal temporary difference is the net operating loss carryforward, which amounted to approximately $630,000 and immaterial at December 31, 1999 and 1998, respectively. A deferred tax asset has been provided and is completely offset by a valuation allowance because its utilization does not appear to be reasonably assured.

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

        NET LOSS PER SHARE:

               The Company computes net loss per share following SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the computation of diluted loss per share for the periods presented because the effect would be anti-dilutive.

See accompanying independent auditors' report.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(2)     PROPERTY AND EQUIPMENT:

        A summary at December 31, 1999 is as follows:


               Computer and office equipment                                                $       22,133
               Less accumulated depreciation                                                         3,348
                                                                                            --------------

                                                                                            $       18,785
                                                                                            ==============

        Depreciation expense for the year ended December 31, 1999 amounted to $3,348. There was no property and equipment as of December 31, 1998, and accordingly, there was no depreciation expense for the year ended December 31, 1998.

(3)     INVESTMENT IN MEDCOM NETWORK, INC.:

        On June 15, 1999, the Company purchased 20% of the outstanding shares of an unrelated startup company, Medcom Network, Inc. for $30,000. The purchase included a six-month anti-dilution provision and an agreement not to sell the shares for a period of one year or until the shares are registered with the United States Securities and Exchange Commission. This investment is being accounted for using the equity method. Medcom Network, Inc. was incorporated on June 11, 1999 and does not expect to recognize revenue until year 2000. As of December 31, 1999, Medcom Network, Inc. had no sales, cost of sales or gross profit, resulting in a loss from continuing operations and net loss. The Company's share of the investee's net loss is reflected in the accompanying financial statements and accordingly, this investment is recorded at no value as required by the equity method of accounting.

(4)     ACCRUED EXPENSES:

        A summary at December 31, 1999 is as follows:

               Accrued payroll and related taxes                                            $      127,900
               Accrued professional fees                                                            53,996
               Checkbook overdraft                                                                  17,446
               Other overhead expenses                                                              16,423
               Accrued interest                                                                      9,688
                                                                                            --------------

                                                                                            $      225,453
                                                                                            ==============

        There were no accrued expenses for the year ended December 31, 1998.

(5)     LOANS PAYABLE, OFFICER-STOCKHOLDERS:

        Loans payable, officer-stockholders are unsecured, non-interest bearing and due on January 1, 2003. Pursuant to this agreement, the Company can borrow up to $250,000 at anytime before its due date. As of December 31, 1999, the Company had borrowed $141,000. In addition, the Company borrowed $45,000 during January 2000.

See accompanying independent auditors' report.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(6)     NOTE PAYABLE, RELATED PARTY:

        The note is due to a foreign trust (related through an officer) and is unsecured. It is due on April 15, 2002 and accrues interest at 7.5% per annum. The note may be extended in one-year increments, subject to the note holder's approval. Interest expense amounted to $9,688, and is included in accrued expenses.

(7)     STOCKHOLDERS' DEFICIT:

        PRIVATE PLACEMENT OFFERING

        The Company commenced a private placement offering under Regulation D, rule 504 of the Securities Act of 1933, up to the limit of $1,000,000. During January 1999, the Company raised $25,000 from the issuance of 2,500,000 shares of common stock at $0.01 per share, to an investment group. The Company also granted 2,000,000 stock options to this investment group to purchase additional shares of common stock at an exercise price of $0.10 per share. During the year ended December 31, 1999, 2,000,000 options were exercised for $200,000.

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

        The number and weighted average exercise price of options granted under the Employee Stock Option Plan, for the year ended December 31, 1999 are as follows:

                                                                                                       Weighted Average
                                                                                     Shares             Exercise Price
                                                                                    --------           ---------------
                  Outstanding at beginning of period                                         -             $       -
                  Outstanding at end of period                                               -                     -
                  Exercisable at end of period                                               -                     -
                  Granted during period                                              2,000,000                  .001
                  Exercised during period                                            2,000,000                  .001


        The holders of these stock options have executed agreements to exercise these options; however, no cash was received to date. Accordingly, the $2,000 due for the 2,000,000 shares has been presented on the accompanying balance sheet as common stock receivable at December 31, 1999.

See accompanying independent auditors' report.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(7)     STOCKHOLDERS' DEFICIT, CONTINUED:

        EMPLOYEE STOCK OPTION PLAN, CONTINUED

        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Accordingly, $18,000 has been recognized as compensation expense relating to the options granted during the year ended December 31, 1999.

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

        For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's proforma information is as follows:


                                                                                              December 31,
                                                                                                  1999
                                                                                                  ----

               Net loss, as reported                                                        $     (649,086)
               Proforma net loss                                                            $     (653,086)

               Basic and diluted historical net loss per share                              $        (0.08)
               Proforma basic and diluted net loss per share                                $        (0.08)

        COMMON STOCK

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

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

(8)     RELATED PARTY TRANSACTION:

        Prior to January 5, 1999, the Company neither owned nor leased any real or personal property. Office services were provided without charge by a director. Such costs were immaterial to the financial statements and, accordingly, have not been reflected therein.

        Effective February 1, 1999, the Company entered into a one-year employment agreement with two of its officers. Pursuant to this agreement, the Company will compensate each officer $5,000 per month. Adjustments for compensation and renewal of employment terms are subject to the Board of Directors' approval.

(9)     LEASE COMMITMENTS:

        The Company has a three-year agreement to lease its office space from Manhattan West, Inc., a related party through common ownership. The Company is responsible for all overhead expenses including utilities, telephone and insurance expense. The Company also rents certain office equipment on a monthly basis from the same related party.

        The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 1999:


               Year ending December 31,
                   2000                                                                     $       79,211
                   2001                                                                             55,201
                   2002                                                                              4,400
                                                                                            --------------

                                                                                            $      138,812
                                                                                            ==============

        Rent expense for the year ended December 31, 1999 amounted to approximately $48,000.

(10)    SUBSEQUENT EVENT (UNAUDITED):

        During January 2000, the Company executed a convertible preferred promissory note in the amount of $200,000 with Knightrider Investments Ltd. This note is due on January 19, 2001 and bears interest at 8% per annum. Pursuant to the terms of this agreement, in the event of default on payment by the Company, the unpaid principal and interest will be converted into restricted shares of common stock at a discounted price of 30% off of the traded fair market value of the previous day's close.

        During January and February 2000, the Company borrowed $140,000.

See accompanying independent auditors' report.