Form 10QSB
period 2000-03-31
CONVERGE GLOBAL INC/CA
filed 2000-05-19
CIK 1078799

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _________

                        COMMISSION FILE NUMBER 000-27039

                              CONVERGE GLOBAL, INC.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)


             UTAH                                        87-0426858
         ------------                         ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

            233 Wilshire Boulevard, Suite 930, Santa Monica, CA 90401
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 434-1974
                                 --------------
                           (Issuer's telephone number)

                                       N/A
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

As of May 1, 2000, the number of shares of Common Stock issued and outstanding was 8,928,170.

Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                               ---    ---

                      CONVERGE GLOBAL, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                  Page
                                                                                                Number
                                                                                                ------
PART I - FINANCIAL  INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - March 31, 2000                                      1

         Condensed Consolidated Statement of Operations - For the three months ended
         March 31, 2000 and 1999                                                                     2

         Condensed Consolidated Statement of Cash Flows - For the three months ended
         March 31, 2000 and 1999                                                                     3

         Notes to Condensed Consolidated Financial Statements                                        4

         Item 2. Management's Discussion and Analysis of Financial Conditions
                 and Results of Operations                                                           8


PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                                                   13
         Item 2. Changes in Securities                                                               13
         Item 3. Defaults Upon Senior Securities                                                     13
         Item 4. Submission of Matters to a Vote of Security Holders                                 13
         Item 5. Other Information                                                                   13
         Item 6. Exhibits and Reports on Form 8-K                                                    13

SIGNATURES                                                                                           14

         PART I - FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   CONSOLIDATED BALANCE SHEET - MARCH 31, 2000
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS -
  cash                                                    $ 343,268

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                              62,213

WEBSITE DEVELOPMENT                                         270,000
                                                          ---------

                                                          $ 675,481
                                                          =========

            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accrued expenses                                        $ 233,965
  Loans payable, officer stockholders                       326,090
                                                          ---------

    Total current liabilities                               560,055
                                                          ---------

NOTE PAYABLE, RELATED PARTY                                 250,000
                                                          ---------

MINORITY INTEREST                                           436,243
                                                          ---------

STOCKHOLDERS' DEFICIT:
  Common stock; $0.001 par value, 50,000,000 shares
    authorized, 8,918,100 shares issued and outstanding       8,918
  Common stock subscriptions receivable                      (2,000)
  Additional paid in capital                                361,132
  Deficit accumulated during development stage             (938,867)
                                                          ---------

    Total stockholders' deficit                            (570,817)
                                                          ---------

                                                          $ 675,481
                                                          =========

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          PERIOD FROM INCEPTION
                                                     THREE MONTHS ENDED     OF OPERATIONS ON
                                                          MARCH 31,        OCTOBER 4, 1985 TO
                                                    2000           1999      MARCH 31, 2000
                                                -----------    -----------   --------------

REVENUES                                        $      --      $      --      $     5,870

COST OF REVENUES                                       --             --             --
                                                -----------    -----------    -----------

GROSS PROFIT                                           --             --            5,870
                                                -----------    -----------    -----------

SELLING, GENERAL AND ADMINISTRATIVE                 173,881        172,721        902,519
                                                -----------    -----------    -----------

LOSS FROM OPERATIONS                               (173,881)      (172,721)      (896,649)

INTEREST EXPENSE                                      4,687           --           14,375
                                                -----------    -----------    -----------

LOSS BEFORE INCOME TAXES, EQUITY IN LOSSES OF
  MEDCOM NETWORK, INC. AND MINORITY INTEREST       (178,568)      (172,721)      (911,024)
                                                -----------    -----------    -----------

INCOME TAXES                                            800            800          1,600

EQUITY IN LOSSES OF MEDCOM NETWORK, INC                --             --           30,000

MINORITY LOSS ALLOCATION                             (3,757)          --           (3,757)
                                                -----------    -----------    -----------

NET LOSS                                        $  (175,611)   $  (173,521)   $  (938,867)
                                                ===========    ===========    ===========


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING -
    basic and diluted                             8,918,100      6,052,322      8,918,100
                                                ===========    ===========    ===========

NET LOSS PER SHARE -
    basic and diluted                           $     (0.02)   $     (0.03)   $     (0.11)
                                                ===========    ===========    ===========

              CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE ENTERPRISE)

               CONSOLIDATED STATEMENTS OF CASH FLOWS
          INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (UNAUDITED)

                                                                                                    PERIOD FROM INCEPTION
                                                         THREE MONTHS ENDED     THREE MONTHS ENDED    OF OPERATIONS ON
                                                               MARCH 31             MARCH 31         OCTOBER 4, 1985 TO
                                                                 2000                 1999             MARCH 31, 2000
                                                             -----------           -----------         --------------
CASH FLOWS PROVIDED BY (USED FOR)
  OPERATING ACTIVITIES:
   Net loss                                                  $  (175,611)          $  (173,521)          $  (938,867)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Depreciation and amortization                                    1,345                   417                 4,693
  Services in exchange for common stock                             --                     780               114,950
  Loss on investment                                                --                    --                  30,000
  Issuance of options under stock option plan                       --                  18,000                18,000
  Minority interest                                               (3,757)                                     (3,757)

CHANGES IN OPERATING ASSETS AND LIABILITIES:
  increase in assets -
  increase in accrued expenses                                         -                     -                     -

 INCREASE IN LIABILITIES -
  increase in accrued expenses                                     8,512                65,675               233,965
                                                             -----------           -----------           -----------

   Total adjustments                                               6,100                84,872               397,851
                                                             -----------           -----------           -----------

   Net cash used for operating activities                       (169,511)              (88,649)             (541,016)
                                                             -----------           -----------           -----------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Payments to acquire property and equipment                     (44,773)              (12,500)              (66,906)
  Investment in Website Development                              (70,000)                                   (270,000)
  Investment in Medcom, Inc.                                        --                    --                 (30,000)
                                                             -----------           -----------           -----------

   Net cash used for investing activities                       (114,773)              (12,500)             (366,906)
                                                             -----------           -----------           -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from loan payable, related parties                    185,090                10,000               326,090
  Proceeds from note payable, net                                   --                    --                 250,000
  Proceeds from sale of securities of subsidiaries               440,000                                     440,000
  Proceeds from issuance of common stock
    and paid in capital                                             --                  95,100               235,100
                                                             -----------           -----------           -----------

   Net cash provided by financing activities                     625,090               105,100             1,251,190
                                                             -----------           -----------           -----------

NET INCREASE IN CASH                                             340,806                 3,951               343,268
CASH, beginning of period                                          2,462                  --                    --
                                                             -----------           -----------           -----------

CASH, end of period                                          $   343,268           $     3,951           $   343,268
                                                             ===========           ===========           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION -
  Income taxes paid                                          $       800           $       800           $       800
                                                             ===========           ===========           ===========

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES:
  Services rendered in exchange for common stock             $      --             $       780           $   114,950
                                                             ===========           ===========           ===========
  Issuance of options under stock option plan                $      --             $    18,000           $    18,000
                                                             ===========           ===========           ===========

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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

                                            Percent of
                    Subsidiary               Ownership                                 Description
                    ----------               ---------                                 -----------
               Digitalmen.com, Inc.             91%                     Digitalmen.com, Inc. (formerly
                                                                        Gearz.com, Inc.) was formed on February
                                                                        5, 1999 in the State of California.
                                                                        During the quarter ended March 31, 2000,
                                                                        Digitalmen.com, Inc. commenced three
                                                                        Private Placement Offerings, which are
                                                                        exempt from registration under
                                                                        Regulation D of The Securities Act of
                                                                        1933. Total proceeds raised during the
                                                                        quarter amounted to $315,000 and is
                                                                        ongoing. The offering terms are as
                                                                        follows:


                                                                        a.        1,000,000 shares of
                                                                                  Digitalmen.com, Inc.'s
                                                                                  restricted common stock at
                                                                                  $0.50 per share. The Company
                                                                                  sold 300,000 shares for
                                                                                  $150,000.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        PRINCIPLES OF CONSOLIDATION, CONTINUED:

                                            Percent of
                    Subsidiary               Ownership                                 Description
                    ----------               ---------                                 -----------
                                                                        b.        1,000,000 warrants of
                                                                                  Digitalmen.com at $0.30 per
                                                                                  warrant which maybe exercised
                                                                                  at $2.50 per share to acquire
                                                                                  one share of common stock for
                                                                                  each warrant. The Company sold
                                                                                  sold 416,666 warrants for
                                                                                  $125,000.
                                                                        c.        1,000,000 shares of
                                                                                  Digitalmen.com, Inc.'s
                                                                                  restricted common stock at
                                                                                  $3.50 per share. The Company sold
                                                                                  11,429 shares for $40,000.

               Essential Tec, Inc.              92%                     Essential Tec, Inc. was formed in the
                                                                        State of California during 1999. During
                                                                        the Quarter ended March 31, 2000,
                                                                        Essential Tec, Inc. commenced three
                                                                        Private Placement Offerings, which are
                                                                        exempt from registration under
                                                                        Regulation D of The Securities Act of
                                                                        1933. Total proceeds from amounted to
                                                                        $125,000 as of March 31, 2000 and is
                                                                        ongoing. The offering terms are as
                                                                        follows:
                                                                        a.        1,000,000 shares of Essential
                                                                                  Tec, Inc.'s restricted common
                                                                                  stock at $0.50 per share. The
                                                                                  Company sold 250,000 shares for
                                                                                  $125,000.
                                                                        b.        1,000,000 warrants of
                                                                                  Essential Tec, Inc. at $0.30
                                                                                  per warrant which maybe
                                                                                  exercised at $1.00 per share
                                                                                  to acquire one share of common
                                                                                  stock for each warrant.
                                                                        c.        1,000,000 shares of Essential
                                                                                  Tec, Inc.'s restricted common
                                                                                  stock at $1.50 per share.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        PRINCIPLES OF CONSOLIDATION, CONTINUED:

                                            Percent of
                    Subsidiary               Ownership                                 Description
                    ----------               ---------                                 -----------
               LiquidationBid.com, Inc.         50%                             LiquidationBid.com, Inc. (a development
                                                                                stage company) was incorporated on April
                                                                                8, 1999 in the State of Nevada. The
                                                                                Company was awarded 1,000,000 of the
                                                                                2,000,000 outstanding shares of
                                                                                LiquidationBid.com, Inc. in exchange for
                                                                                the rights to services. No value has
                                                                                been assigned to these future rights,
                                                                                and therefore, there is no cost basis in
                                                                                this investment. Two of the three board
                                                                                members of LiquidationBid.com, Inc. are
                                                                                officers and stockholders of the
                                                                                Company, thereby demonstrating control
                                                                                over LiquidationBid.com, Inc. There were
                                                                                no material operations during the
                                                                                quarter ended March 31, 2000.

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

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          BASIS OF PREPARATION:

          The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended December 31, 1999 was filed on April 14, 2000 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The discussion and financial statements contained herein are for the quarters ended March 31, 2000 and 1999. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW

         The Company's business is focused in the globally emerging electronic commerce ("e-commerce") industry.

         (A)      PLAN OF OPERATIONS

         The Company's cash requirements for the next twelve months are approximately $40,000 per month. With a $250,000 line of credit recently granted by a director (see "Certain Relationships and Related Transactions"), the Company has been able to continue its operations for approximately six months. The Company has also been able to secure $200,000 in convertible debt financing to continue its operations (see "Results of Operations"). Digitalmen.com, a subsidiary of the company, commenced three private placement offerings in the quarter ended March 31, 2000, under Regulation D of the Securities Act 1933. Total proceeds raised during the quarter amounted to $315,000. Essential Tec, Inc., raised under Regulation D, $125,000 during the quarter ended March 31, 2000. While there is no assurance the Company will be successful in raising additional capital, the Company is actively seeking both institutional debt and private equity financing to assure that it will be capable of financing the continuation of the business. Any additional capital raised above and beyond what the Company needs as its monthly expenditure would be used in increasing marketing and sales efforts of the Company's Web sites. Should the Company fail to raise additional funding, it will be forced to curtail its growth, cut back by reducing the number of employees or even cease operations altogether.

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

         The Company recently launched its first Web site, Digitalmen.com. The Company's future development plans for DigitalMen are tied to raising additional capital. The additional capital would be allocated to hiring additional Web content staff as well as promotion and marketing personnel. Should the Company be unsuccessful in raising the capital needed, it will continue to update the site with its existing staff but will not be able to promote or market the site. During the next nine months, the Company plans to complete LiquidationBid.com, Machmail.com and Desitv.com. The estimated cost to develop these products will be minimal as the current staff of developers and engineers of the Company are working to develop and launch these products. LiquidationBid, Machmail, and Desitv can all be built within the monthly budget listed.

         (B)      RESULTS OF OPERATIONS

         The Company has generated minimal revenues and does not anticipate generating any material revenues in the near future. Currently, the Company's only cash requirements are for rent, general overhead and salaries. The

Company's sole source of capital during the quarter ended March 31, 2000, was investment capital provided by third parties. As a result, to cover expenses that arise, on November 1, 1999 the Company's director provided an unsecured line of credit to the Company to draw upon, interest free, in the amount of $250,000 to be payable by January 1, 2003. The Company has drawn on the line of credit in January 2000 ($60,000), December 1999, ($39,000) and November 1999 ($50,000). On May 5, 1999, the Company executed a promissory note with holder, Verifica International, Ltd., in the amount of $250,000. The note pays interest at an annual rate of 7.5% on the outstanding balance and is due on April 15, 2002. In addition, on January 19, 2000, the Company executed a convertible preferred promissory note in the amount of $200,000 with Knightrider Investments Ltd. The note is payable within one year with an 8% annual interest. Should the Company fail to pay the principal and interest, the outstanding balance will be converted into restricted shares at a 30% discount based on the market price as traded on the previous day's close. According to the Company's plan, this additional infusion of capital will allow the Company to operate at its current cost rate of $40,000 per month well into September 2000. For the most part, the Company doesn't anticipate any changes in the number of employees or equipment. The Company does not have any research and development costs and finds in the event such needs are apparent, the Company's own technical staff is capable of conducting the research and development. The Company anticipates that it will require additional capital contributions to fund its operations during the Year 2000. The Company intends to seek investors or go to the original group of investors for additional capital for continued operations. In addition, the Company is actively seeking institutional type investors as a source of funding and growing the business. In the event the Company does not attract such capital, and is unable to generate revenues sufficient to support its expenses, then the Company would be required to eventually curtail or even cease operations. The Company's substantial financial losses since its inception have raised a substantial doubt with the Company's auditors as to the Company's ability to continue as a going concern.

The following table sets forth, for the periods indicated, selected financial information for the Company:

-----------------------------------------------------------------------------------------
                                                                  QUARTER ENDED
                                                                     MARCH 31
-----------------------------------------------------------------------------------------
                                                              2000              1999
-----------------------------------------------------------------------------------------
Total revenue                                              $      --        $      --
-----------------------------------------------------------------------------------------
Cost of revenue                                                   --               --
-----------------------------------------------------------------------------------------
Gross profit                                                      --               --
-----------------------------------------------------------------------------------------
General, administrative, and selling expenses                173,881          172,721
-----------------------------------------------------------------------------------------
Income (loss) from operations                               (173,881)        (172,721)
-----------------------------------------------------------------------------------------
Interest expense                                               4,687               --
-----------------------------------------------------------------------------------------
Income (loss) before taxes                                  (178,568)        (172,721)
-----------------------------------------------------------------------------------------
Income Taxes                                                    (800)            (800)
-----------------------------------------------------------------------------------------
Minority Loss allocation                                       3,757               --
-----------------------------------------------------------------------------------------
Net income (loss)                                          $(175,611)       $(173,521)
-----------------------------------------------------------------------------------------

QUARTER ENDED MARCH 31, 2000 AS COMPARED TO QUARTER ENDED MARCH 31, 1999

         REVENUES.

         The Company had no revenue for either the quarter ended March 31, 2000 or the quarter ended

March 31, 1999.

         GENERAL, ADMINISTRATIVE, AND SELLING EXPENSES.

         The Company had general, administrative and/or selling expenses of $173,881 for the quarter ended March 31, 2000 as compared to $172,721 for the same period in 1999.

         INTEREST EXPENSE.

         The Company had $4,687 of interest expenses for the quarter ended March 31, 2000 as compared to no interest expense for the quarter ended March 31,1999.

         OTHER EXPENSE.

         None.

         INCOME (LOSS) BEFORE TAXES.

         The Company has a loss before taxes of $178,568 for the quarter ended March 31, 2000 as compared to $172,721 for the Quarter ended March 31, 1999.

         TAXES ON INCOME.

         Income taxes for the quarter ended March 31,2000 and 1999 amounted to $800.

         NET INCOME/LOSS

         The Company had a net loss of $175,611 for the quarter ended March 31,2000 compared to a net loss of $173,521 the quarter ended March 31,1999.

         LIQUIDITY AND CAPITAL RESOURCES

         In January 1999, the Company concluded an offering under Rule 504 of Regulation D. Under this offering, the Company raised $25,000 and additionally issued 2,000,000 options to purchase shares of its common stock at an exercise price of $0.10 each. These options were exercised on March 30, 1999; May 7, 1999 and June 1999, raising an additional $200,000. Digitalmen.com, a subsidiary of the company, commenced three private placement offerings in the quarter ended March 31, 2000, under Regulation D of the Securities Act 1933. Total proceeds raised during the quarter amounted to $315,000. Essential Tec, Inc., under Regulation D, also raised $125,000, during the quarter ended March 31, 2000.

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

SUBSIDIARIES

         On February 5, 1999, the Articles of Incorporation for Gearz.com, Inc. ("Gearz.com") were filed with the California Secretary of State. The directors of Gearz.com, Inc. are Imran Husain and Samar Khan. The Articles were subsequently amended on December 7, 1999, to change the name of Gearz.com to Digitalmen.com, Inc. Such action was approved and ratified by unanimous board of directors and shareholders.

         Digitalmen.com is a 91% owned subsidiary of the Company whereby the Company holds 3,000,000 shares of common stock of Digitalmen.com. Digitalmen.com is a portal site geared towards men's interests. The target group ranges from ages 18 to 45 with interests in finance, travel, entertainment, fashion and electronics.

         On April 30, 1999, the Company became a 50% shareholder of LiquidationBid.com, Inc. ("LiquidationBid") whereby the Company holds 1,000,000 shares of common stock of LiquidationBid. Mr. Imran Husain serves as the President and Director of LiquidationBid.

         LiquidationBid is in the business of global business-to-business auctioning and bartering exchange. It assists corporate clients in auctioning or bartering excess inventory or, in case of liquidation, selling of assets, inventories to highest bidder in an efficient and cost-effective manner.

         The Company is a 20% shareholder of MedCom Network, Inc. ("Medcom"), a California corporation which is developing an on-line data base of disease codes which are codes found in the medical industry dictionaries. The Company invested in MedCom by contributing $30,000 in cash for shares of restricted common stock of the Company. This was an investment made by the Company and the Company's officers or directors have no management involvement in MedCom. As of March 31, 2000 Medcom had no sales and cost of sales resulting in a loss from continuing operations and net loss. The investment in Medcom is recorded at no value in the financial statements as of March 31, 2000, as required by the equity method of accounting.

         Essential Tec, Inc. ("Essential Tec"), an 92% owned subsidiary of the Company, has been formed as an information technology services Company with an extensive technical labor force in Pakistan. Essential Tec's software engineers are capable of providing high quality, cost-effective services to clients in a resource-constrained environment. Essential Tec services include e-Commerce Solutions, e-Procurement applications, auctioning engines, and several other web based solutions. Essential Tec sells and markets its services and products from its offices based in Santa Monica, California. Essential Tec had no material transactions during the quarter ended March 31, 2000.

         PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

                 To the best knowledge of management, there is no material litigation pending or threatened against the Company.

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

                 During the quarter ended March 31, 2000, the Company's subsidiary, Digitalmen.com, Inc. sold 416,666 warrants to purchase shares of common stock and 311,429 shares of common stock to five accredited investors for a total of $315,000. This transaction was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

                 During the quarter ended March 31, 2000, the Company's subsidiary, Essential Tec, Inc. sold 250,000 shares of common stock to three accredited investors for a total of $125,000. This transaction was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                 None

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.

         ITEM 5. OTHER INFORMATION

                 None.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 The following documents are filed as part of this report:

                 1. The following Exhibits are filed herein: 27.1 Financial Data Schedule

                 2.    Reports on Form 8-K filed: None

                                   SIGNATURES



         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                      CONVERGE GLOBAL, INC.


DATED:   May 16, 2000                 By: /s/ Imran Husain
                                          ---------------------------------
                                      Imran Husain, President and Chief
                                      Executive Officer



                                      By: /s/ Hamid Kabani
                                          ---------------------------------
                                      Hamid Kabani, Chief Financial Officer