Form 10QSB
period 2000-06-30
CONVERGE GLOBAL INC/CA
filed 2000-08-14
CIK 1078799

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ______________________

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 2000
                                                    -------------


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to __________

                       Commission file number 000-27039

                             CONVERGE GLOBAL, INC.
                             ---------------------
       (Exact name of small business issuer as specified in its charter)


            Utah                                           87-0426858
       --------------                          --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

          233 Wilshire Boulevard, Suite 930, Santa Monica, CA  90401
          ----------------------------------------------------------
                   (Address of principal executive offices)

                                (310) 434-1974
                                --------------
                          (Issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
     ---      ---

As of August 7, 2000, the number of shares of Common Stock issued and outstanding was 8,928,170.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
   ---      ---

                     CONVERGE GLOBAL, INC. AND SUBSIDIARY

                                     INDEX

                                                                                Page
                                                                               Number
                                                                               ------
PART I -  FINANCIAL  INFORMATION

       Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets - June 30, 2000                      2

       Condensed Consolidated Statement of Operations - For the three months
         and six months ended June 30, 2000 and 1999                              3

       Condensed Consolidated Statement of Cash Flows - For the six months
         ended June 30, 2000 and 1999                                             4

       Notes to Condensed Consolidated Financial Statements                       5

       Item  2.  Management's Discussion and Analysis of Financial Conditions
         and Results of Operations                                                9


PART II - OTHER INFORMATION

       Item 1. Legal Proceedings                                                 14
       Item 2. Changes in Securities                                             14
       Item 3. Defaults Upon Senior Securities                                   14
       Item 4. Submission of Matters to a Vote of Security Holders               14
       Item 5. Other Information                                                 14
       Item 6. Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                       15

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  CONSOLIDATED BALANCE SHEET - JUNE 30, 2000
                                  (UNAUDITED)

                ASSETS
Current assets -
  Cash                                                                                        $   469,531
  Loan to employees                                                                                 2,500
                                                                                              -----------
    Total current assets                                                                          472,031

Property and equipment, net of accumulated
  depreciation and amortization                                                                    71,709

Website development                                                                               270,000
                                                                                              ------------
                                                                                              $   813,740
                                                                                              ============
        LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
  Accrued expenses                                                                            $   234,270
  Loans payable, officer stockholders                                                             326,590
                                                                                               -----------

    Total current liabilities                                                                     560,860
                                                                                               -----------

Note payable, related party                                                                       250,000
                                                                                               -----------

Minority interest                                                                               1,145,851
                                                                                               -----------
Stockholders' deficit:
  Common stock; $0.001 par value, 50,000,000 shares
    authorized, 8,918,100 shares issued and outstanding                                             8,918
  Common stock subscriptions receivable                                                            (2,000)
  Additional paid in capital                                                                      361,131
  Deficit accumulated during development stage                                                 (1,511,020)
                                                                                               -----------

    Total stockholders' deficit                                                                (1,142,971)
                                                                                               -----------
                                                                                              $   813,740
                                                                                              ============

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                             Period from inception
                                                   Three months ended                 Six months ended          of operations on
                                                        June 30,                          June 30,             October 4, 1985 to
                                                  2000            1999              2000            1999         June 30, 2000
                                                  ----            ----              ----            ----         -------------
Revenues                                         $       358   $    5,870        $      358    $       5,870        $        6,228

Cost of revenues                                           -            -                 -                -                     -
                                                 -----------   ----------        ----------     ------------        --------------
Gross profit                                             358        5,870               358            5,870                 6,228
                                                 -----------   ----------        ----------     ------------        --------------

Selling, general and administrative                  631,195      160,199           805,076          350,920             1,533,714
                                                 -----------   ----------        ----------     ------------        --------------

Loss from operations                                (630,837)    (154,329)         (804,718)        (345,050)           (1,527,486)

Interest expense                                       4,688            -             9,375                -                19,063
                                                 -----------   ----------        ----------     ------------        --------------

Loss before income taxes, equity in losses of
  Medcom Network, Inc. and minority interest        (635,525)    (154,329)         (814,093)        (345,050)           (1,546,549)
                                                 -----------   ----------        ----------     ------------        --------------

Income taxes                                               -            -               800              800                 1,600

Equity in losses of Medcom Network, Inc.                   -            -                 -                -                30,000

Minority loss allocation                             (63,372)           -           (67,129)               -               (67,129)
                                                 -----------   ----------        ----------     ------------        --------------
Net loss                                         $  (572,153)  $ (154,329)         (747,764)        (345,850)       $   (1,511,020)
                                                 ===========   ==========        ==========     ============        ==============

Weighted average number of
  shares outstanding -
    basic and diluted                              8,918,100    6,834,404         8,918,100        6,834,404             8,918,100
                                                 ===========   ==========        ==========     ============        ==============

Net loss per share -
    basic and diluted                            $     (0.06)  $    (0.02)      $     (0.08)           (0.05)       $        (0.17)
                                                 ===========   ==========        ==========     ============        ==============

                    CONVERGE GLOBAL, INC. AND  SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)

                    CONSOLIDATED  STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)





                                                                                                               Period from inception
                                                Six  months ended            Six  months ended                    of operations on
                                                     June 30                     June 30                         October 4, 1985 to
                                                      2000                        1999                              June 30, 2000
                                                      ----                        ----                              -------------

Cash flows provided by (used for)
 operating activities:
  Net loss                                        $   (747,764)               $   (345,850)                       $   (1,511,020)

Adjustments to reconcile net loss
 to net cash provided by (used
 for) operating activities:
  Depreciation and amortization                         18,902                       1,042                                22,250
  Services in exchange for common stock                    -                           780                               114,950
  Loss on investment                                       -                            -                                 30,000
  Issuance of options under stock option plan              -                        18,000                                18,000
  Minority interest                                    (67,129)                                                          (67,129)

Changes in operating assets and liabilities:

  Increase in due from employees                        (2,500)                                                          (2,500)
  Increase in due from related party                       -                             -                                  -
  Increase in prepaid expenses                             -                             -                                  -
  Increase in accrued expenses                           8,816                       100,360                            234,269
                                                  ------------                --------------                      -------------
   Total adjustments                                   (41,911)                      120,182                            349,840
                                                  ------------                --------------                      -------------

   Net cash used for operating activities             (789,675)                     (225,668)                        (1,161,180)
                                                  ------------                --------------                      -------------
Cash flows used for investing activities:
  Payments to acquire property and equipment           (71,826)                      (12,500)                           (93,959)
  Investment in Website Development                    (70,000)                                                        (270,000)
  Investment in Medcom, Inc.                               -                         (30,000)                           (30,000)
                                                  ------------                --------------                      -------------

   Net cash used for investing activities             (141,826)                      (42,500)                          (393,959)
                                                  ------------                --------------                      -------------

Cash flows provided by financing activities:
  Proceeds from loan payable, related parties          185,590                        17,000                            326,590
  Proceeds from note payable, net                          -                          35,000                            250,000
  Proceeds from sale of securities of subsidiaries   1,212,980                                                        1,212,980
  Proceeds from issuance of common stock
   and paid in capital                                     -                         235,100                            235,100
                                                  ------------                --------------                      -------------

   Net cash provided by financing activities         1,398,570                       287,100                          2,024,670
                                                  ------------                --------------                      -------------

Net increase in cash                                   467,069                        18,932                            469,531
Cash, beginning of period                                2,462                           -                                  -
                                                  ------------                --------------                      -------------
Cash, end of period                               $    469,531                $       18,932                      $     469,531
                                                  ============                ==============                      =============

Supplemental disclosure of cash flow information -
  Income taxes paid                               $        800                $          800                      $         800
                                                  ============                ==============                      =============
Supplemental disclosure of non cash investing
 and financing activities:
 Services rendered in exchange for common stock   $        -                  $          780                      $     114,950
                                                  ============                ==============                      =============
 Issuance of options under stock option           $        -                  $       18,000                      $      18,000
                                                  ============                ==============                      =============

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED June 30, 2000 AND 1999

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

                             Percent of
              Subsidiary     ownership                   Description
              ----------     ---------                   -----------

        Digitalmen.com, Inc.  84.24%              Digitalmen.com, Inc. (formerly
                                                  Gearz.com, Inc.) was formed on
                                                  February 5, 1999 in the State
                                                  of California. During the
                                                  period ended June 30, 2000,
                                                  Digitalmen.com, Inc. commenced
                                                  three Private Placement
                                                  Offerings, which are exempt
                                                  from registration under
                                                  Regulation D of the Securities
                                                  Act of 1933. Total proceeds
                                                  raised during the period
                                                  amounted to $440,000 and is
                                                  ongoing. The offering terms
                                                  are as follows:

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

                    SIX MONTHS ENDED June 30, 2000 AND 1999

(1)  Summary of Significant Accounting Policies (Continued):

     Principles of Consolidation, Continued:

                            Percent of
        Subsidiary          ownership              Description
        ----------          ---------              -----------

                                           b. 1,000,000 warrants of
                                              Digitalmen.com at $0.30 per
                                              warrant which may be exercised at
                                              $2.50 per share to acquire one
                                              share of common stock for each
                                              warrant.
                                           c. 1,000,000 shares of Digitalmen.
                                              com, Inc.'s restricted common
                                              stock at $3.50 per share.

        Essential Tec, Inc.    75%         Essential Tec, Inc. was formed in the
                                           State of California during 1999.
                                           During the period ended June 30,
                                           2000, Essential Tec, Inc. commenced
                                           three Private Placement Offerings,
                                           which are exempt from registration
                                           under Regulation D of the Securities
                                           Act of 1933.  Total proceeds raised
                                           during the period amounted to
                                           $772,980 as of June 30, 2000 and is
                                           ongoing.  The offering terms are as
                                           follows:
                                           a.  1,000,000 shares of Essential
                                               Tec, Inc.'s restricted common
                                               stock at $0.50 per share.
                                           b.  1,000,000 warrants of Essential
                                               Tec, Inc. at $0.30 per warrant
                                               which may be exercised at $1.00
                                               per share to acquire one share
                                               of common stock for each warrant.
                                           c.  1,000,000 shares of Essential
                                               Tec, Inc.'s restricted common
                                               stock at $1.50 per share.

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED June 30, 2000 AND 1999

(1)  Summary of Significant Accounting Policies (Continued):

     Principles of Consolidation, Continued:

                            Percent of
        Subsidiary          ownership               Description
        ----------          ---------               -----------

        LiquidationBid.com,    50%           LiquidationBid.com, Inc. (a
                                             development stage company) was
                                             incorporated on April 8, 1999 in
                                             the State of Nevada. The Company
                                             was awarded 1,000,000 of the
                                             2,000,000 outstanding shares of
                                             LiquidationBid.com, Inc. in
                                             exchange for the rights to
                                             services. No value has been
                                             assigned to these future rights,
                                             and therefore, there is no cost
                                             basis in this investment. Two of
                                             the three board members of
                                             LiquidationBid.com, Inc. are
                                             officers and stockholders of the
                                             Company, thereby demonstrating
                                             control over LiquidationBid.com,
                                             Inc. There were no material
                                             operations during the period ended
                                             June 30, 2000.

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

                    SIX MONTHS ENDED June 30, 2000 AND 1999

(1)  Summary of Significant Accounting Policies (Continued):

        Basis of Preparation:

        The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended December 31, 1999 was filed on April 14, 2000 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The discussion and financial statements contained herein are for the three months and six months ended June 30, 2000 and 1999. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Overview

     The Company's business is focused in the globally emerging electronic commerce ("e-commerce") industry.

     (A)  Plan of Operations

     The Company's cash requirements for the next twelve months are approximately $100,000 per month. The Company has a line of credit of $250,000 granted by a director. The Company has also been able to secure $200,000 in convertible debt financing to continue its operations (see "Results of Operations"). Digitalmen.com, a subsidiary of the Company, commenced three private placement offerings in the six months ended June 30, 2000, under Regulation D of the Securities Act 1933. Total proceeds raised during the six months amounted to $440,000. Essential Tec, Inc., raised under Regulation D, $772,980 during the quarter ended June 30, 2000. While there is no assurance the Company will be successful in raising additional capital, the Company is actively seeking both institutional debt and private equity financing to assure that it will be capable of financing the continuation of the business. Any additional capital raised above and beyond what the Company needs as its monthly expenditure would be used in increasing marketing and sales efforts of the Company's Web sites. Should the Company fail to raise additional funding, it will be forced to curtail its growth, cut back by reducing the number of employees or even cease operations altogether.

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

     The Company recently launched its first Web site, Digitalmen.com. The Company's future development plans for DigitalMen are tied to raising additional capital. The additional capital would be allocated to hiring additional Web content staff as well as promotion and marketing personnel. Should the Company be unsuccessful in raising the capital needed, it will continue to update the site with its existing staff but will not be able to promote or market the site. During the next six months, the Company plans to complete LiquidationBid.com, Machmail.com and Desitv.com. The estimated cost to develop these products will be minimal as the current staff of developers and engineers of the Company are working to develop and launch these products. LiquidationBid, Machmail, and Desitv can all be built within the monthly budget listed.

     (b)  Results of Operations

     The Company has generated minimal revenues and does not anticipate generating any material revenues in the near future. Currently, the Company's only cash requirements are for rent and salaries. The Company's sole source of capital during the six months ended June 30, 2000, was investment capital provided by third parties. As a result, to cover expenses that arise, on November 1, 1999 the Company's director provided an unsecured line of credit to the Company to draw upon, interest free, in the amount of $250,000 to be payable by January 1, 2003. The Company has drawn on the line approximately $240,000 through June 30, 2000.

On May 5, 1999, the Company executed a promissory note with holder, Verifica International, Ltd., in the amount of $250,000. The note pays interest at an annual rate of 7.5% on the outstanding balance and is due on April 15, 2002. In addition, on January 19, 2000, the Company executed a convertible preferred promissory note in the amount of $200,000 with Knightrider Investments Ltd. The note is payable within one year with 8% annual interest. Should the Company fail to pay the principal and interest, the outstanding balance will be converted into restricted shares at a 30% discount based on the market price on the previous day's close. According to the Company's plan, this additional infusion of capital in addition to capital raised during the six months ended June 30, 2000, will allow the Company to operate at its current cost rate of $100,000 per month well into December 2000. For the most part, the Company doesn't anticipate any changes in the number of employees or equipment. The Company does not have any research and development costs and finds in the event such needs are apparent, the Company's own technical staff is capable of conducting the research and development. The Company anticipates that it will require additional capital contributions to fund its operations during the Year 2000. The Company intends to seek investors or go to the original group of investors for additional capital for continued operations. In addition, the Company is actively seeking institutional type investors as a source of funding and growing the business. In the event the Company does not attract such capital, and is unable to generate revenues sufficient to support its expenses, then the Company would be required to eventually curtail or even cease operations. The Company's substantial financial losses since its inception have raised a substantial doubt with the Company's auditors as to the Company's ability to continue as a going concern.

The following table sets forth, for the periods indicated, selected financial information for the Company:

-------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                   Six Months Ended
                                                           June 30                            June 30
-------------------------------------------------------------------------------------------------------------
                                                   2000              1999              2000            1999
-------------------------------------------------------------------------------------------------------------
Total revenue                                       358             5,870               358             5,870
-------------------------------------------------------------------------------------------------------------
Cost of revenue                                       -                 -                 -                 -
-------------------------------------------------------------------------------------------------------------
Gross profit                                        358             5,870               358             5,870
-------------------------------------------------------------------------------------------------------------
General, administrative, and selling
 expenses                                       631,195           160,199           805,076           350,920
-------------------------------------------------------------------------------------------------------------
Income (loss) from operations                  (630,837)         (154,329)         (804,718)         (345,050)
-------------------------------------------------------------------------------------------------------------
Interest expense                                  4,688                 -             9,375                 -
-------------------------------------------------------------------------------------------------------------
Income (loss) before taxes                     (635,525)         (154,329)         (814,093)         (345,050)
-------------------------------------------------------------------------------------------------------------
Income Taxes                                          -                 -               800               800
-------------------------------------------------------------------------------------------------------------
Minority Loss allocation                         63,372                 -            67,129                 -
-------------------------------------------------------------------------------------------------------------
Net income (loss)                              (572,153)         (154,329)         (747,764)         (345,850)
-------------------------------------------------------------------------------------------------------------

Three Months and Six Months Ended June 30, 2000 as Compared to Three Months and Six Months Ended June 30, 1999

     Revenues.

     The Company had insignificant revenues for the three months and six months ended June 30, 2000 and the three months and six months ended June 30, 1999.


     General, administrative, and selling expenses.

     The Company incurred costs of $631,195 for the quarter ended June 30, 2000 as compared to $160,199 for the quarter ended June 30, 1999. Operating expenses were $805,076 for the six months ended June 30, 2000 as compared to $350,920 for the six months ended June 30, 1999. The increase in operating expenses is due to increase in payroll in the current period as compared to the same period in the prior year since the Company hired additional employees for the subsidiaries in the current period.

     Interest expense.

     The Company had $4,688 of interest expenses for the three months ended June 30, 2000 as compared to no interest expense for the three months ended June 30,1999. For the six months ended June 30, 2000, the Company had $9,375 of interest expense as compared to no expense for the six months ended June 30, 1999.

     Income (loss) before taxes.

     The Company has a loss before taxes and minority interest of $635,525 for the three months ended June 30, 2000 as compared to a loss before taxes of $154,329 for the three months ended June 30, 1999. For the six months ended June 30, 2000, the Company had a loss before taxes and minority interest of $814,093 as compared to a loss before taxes of $345,050 for the six months ended June 30, 1999.

     Taxes on income.

     Income taxes for the six months ended June 30, 2000 were $800 as compared to income taxes of $800 for the six months ended June 30, 1999.

     Net loss

     The Company had a net loss of $572,153 for the quarter ended June 30, 2000 as compared a net loss of $154,329 for the quarter ended June 30, 1999. The net loss for the six months ended June 30, 2000 was $747,764 as compared to a net loss of $345,850 for the six months ended June 30, 1999.

     Liquidity and Capital Resources


     Digitalmen.com, a subsidiary of the Company, commenced three private placement offerings in the six months period ended June 30, 2000, under Regulation D of the Securities Act of 1933. Total proceeds raised during the quarter amounted to $440,000. Essential Tec, Inc., under Regulation D, also raised $772,980 during the six months period ended June 30, 2000.

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

     On May 5, 1999, the Company executed a promissory note with the holder, Verifica International, Ltd., in the amount of $250,000. The note pays an annual interest rate of 7.5% on the outstanding balance and is due on April 15, 2002. On November 1, 1999, the Company's director provided an unsecured line of credit to the Company to draw upon, interest free, in the amount of $250,000 to be payable by January 1, 2003. On January 19, 2000, the Company executed a convertible preferred promissory note in the amount of $200,000 with Knightrider Investments, Ltd. The note is payable within one year with 8% annual interest. Should the Company fail to pay the amount, it will be converted into equity at a 30% discount to the closing price on the previous day. For example, if the Company is unable to pay the $200,000 debt owed under this note by the due date of April 15, 2001, then the note holder would have the right to convert the note into 142,857 shares (utilizing a 30% discount from the $2.00 market price); this would constitute approximately 1.6% of the Company's present outstanding stock. The greater the stock price at the time of conversion, the less would be the number of shares into which the promissory note would be convertible. Conversely, the less the stock price at the time of conversion, the greater would be the number of shares into which the promissory note would be convertible. In the event the stock price at the time of conversion was substantially less than $2.00, the existing shareholders of the Company could incur substantial dilution upon conversion of the promissory note.

     The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

Subsidiaries
------------

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

    Digitalmen.com is a 84.24% owned subsidiary of the Company whereby the Company holds 3,000,000 shares of common stock of Digitalmen.com. Digitalmen.com is a portal site geared towards men's interests. The target group ranges from ages 18 to 45 with interests in finance, travel, entertainment, fashion and electronics.

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

     The Company is a 20% shareholder of MedCom Network, Inc. ("Medcom"), a California corporation which is developing an on-line data base of disease codes which are codes found in the medical industry dictionaries. The Company invested in MedCom by contributing $30,000 in cash for shares of restricted common stock of the Company. This was an investment made by the Company and the Company's officers or directors have no management involvement in MedCom. As of June 30, 2000, Medcom had no sales and cost of sales resulting in a loss from continuing operations and net loss. The investment in Medcom is recorded at no value in the financial statements as of June 30, 2000, as required by the equity method of accounting.

     Essential Tec, Inc. ("Essential Tec"), a 75% owned subsidiary of the Company, has been formed as an information technology services Company with an extensive technical labor force in Pakistan. Essential Tec's software engineers are capable of providing high quality, cost-effective services to clients in a resource-constrained environment. Essential Tec services include e-Commerce Solutions, e-Procurement applications, auctioning engines, and several other web based solutions. Essential Tec sells and markets its services and products from its offices based in Santa Monica, California.

     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

          To the best knowledge of management, there is no material litigation pending or threatened against the Company.

     Item 2.  Changes in Securities and Use of Proceeds

          During the quarter ended June 30, 2000, the Company's subsidiary, Digitalmen.com, Inc. sold 250,000 shares of common stock to an accredited investor for a total of $125,000. This transaction was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

          During the quarter ended June 30, 2000, the Company's subsidiary, Essential Tec, Inc. sold 755,333 shares of common stock to eight accredited investors for a total of $533,000. Essential Tec, Inc. also sold 383,333 warrants for common stock, exercisable for $1.00 per share, for $115,000. These transactions were exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

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

          None.

     Item 6.  Exhibits and Reports on Form 8-K

          The following documents are filed as part of this report:

          1.    The following Exhibits are filed herein:  27.1  Financial Data
                Schedule

          2.    Reports on Form 8-K filed:        On June 5, 2000, the Company
                                                  filed a Form 8-K  disclosing a
                                                  change in officers and
                                                  directors.

                                  Signatures

          In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                               CONVERGE GLOBAL, INC.


     DATED:   August 9, 2000                   By: /s/ Imran Husain
                                                  ------------------------------
                                               Imran Husain, President and
                                               Chief Executive Officer


                                               By: /s/ Hamid Kabani
                                                  ------------------------------
                                               Hamid Kabani, Chief Financial
                                               Officer