Form 10QSB
period 2000-09-30
CONVERGE GLOBAL INC/CA
filed 2000-11-20
CIK 1078799

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ______________________

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000
                                             ------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________ to _______________

                       Commission file number 000-27039

                             CONVERGE GLOBAL, INC.
                            ---------------------

       (Exact name of small business issuer as specified in its charter)


              Utah                                         87-0426858
-------------------------------               --------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X          No
    --------------     _____________

As of November 16, 2000, the number of shares of Common Stock issued and outstanding was 8,918,100.

Transitional Small Business Disclosure Format (check one):
Yes                 No     X
    ______________     -------------

                     CONVERGE GLOBAL, INC. AND SUBSIDIARY

                                     INDEX

                                                                                                               Page
                                                                                                             Number
                                                                                                             ------
PART I - FINANCIAL  INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - September 30, 2000                                               1

         Condensed Consolidated Statement of Operations - For the three months and nine months
         ended September 30, 2000 and 1999                                                                        2

         Condensed Consolidated Statement of Cash Flows - For the nine months
         ended September 30, 2000 and 1999                                                                        3

         Notes to Condensed Consolidated Financial Statements                                                     4

         Item  2.  Management's Discussion and Analysis of Financial Conditions
                  and Results of Operations                                                                       8

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                                               9
         Item 2.  Changes in Securities                                                                           9
         Item 3.  Defaults Upon Senior Securities                                                                10
         Item 4.  Submission of Matters to a Vote of Security Holders                                            10
         Item 5.  Other Information                                                                              10
         Item 6.  Exhibits and Reports on Form 8-K                                                               10

SIGNATURES                                                                                                       10

         PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)

                CONSOLIDATED BALANCE SHEET - SEPTEMBER 30, 2000
                                  (UNAUDITED)


                    ASSETS
Current assets -
  Cash                                                         $   137,287
  Accounts Receivable                                               77,742
  Loan to employees                                                  9,358
  Loan to related parties                                          187,651
                                                               -----------
    Total current assets                                           412,038
                                                               -----------
Property and equipment, net of accumulated
  depreciation and amortization                                     96,630

Website development                                                256,500
                                                               -----------
                                                               $   765,168
                                                               -----------
          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accrued expenses                                             $   219,398
                                                               -----------
Note payable, related party                                        250,000

Minority interest                                                1,466,060

Stockholders' deficit:
  Common stock; $0.001 par value, 50,000,000 shares
    authorized, 8,918,100 shares issued and outstanding              8,918
  Common stock subscriptions receivable                             (2,000)
  Additional paid in capital                                       361,132
  Deficit accumulated during development stage                  (1,538,340)
                                                               -----------
    Total stockholders' deficit                                 (1,170,290)
                                                               -----------
                                                               $   765,168
                                                               ===========

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                              Period from inception
                                                     Three months ended                Nine months ended          of operations
                                                        September 30,                    September 30,          October 4, 1985 to
                                                     2000           1999              2000            1999      September 30, 2000
                                                     ----           ----              ----            ----      ------------------
Revenues                                         $  177,695     $      -        $     178,053     $     5,870      $        183,923

Cost of revenues                                     61,194            -               61,194             -                  61,194
                                                -------------  ------------    ----------------    ------------   -----------------
Gross profit                                        116,501            -              116,859           5,870               122,729
                                                -------------  ------------    ----------------    ------------   -----------------
Selling, general and administrative                 548,915        278,597          1,353,991         629,517             2,082,630
                                                -------------  ------------    ----------------    ------------   -----------------

Loss from operations                               (432,414)      (278,597)        (1,237,132)       (623,647)           (1,959,901)

Gain on sale of subsidiary stock
  to related parties                                425,990            -              425,990             -                 425,990

Interest expense                                     (4,687)        (5,000)           (14,062)         (5,000)              (23,750)
                                                -------------  ------------    ----------------    ------------   -----------------
Loss before income taxes, equity in losses of
  Medcom Network, Inc. and minority interest        (11,111)      (283,597)          (825,204)       (628,647)           (1,557,661)
                                                -------------  ------------    ----------------    ------------   -----------------
Income taxes                                            -              -                  800             800                 1,600

Equity in losses of Medcom Network, Inc.                -           (7,000)               -            (7,000)              (30,000)

Minority loss allocation                             16,208            -              (50,921)            -                 (50,921)
                                                -------------  ------------    ----------------    ------------   -----------------
Net loss                                         $  (27,319)    $ (290,597)          (775,083)       (636,447)     $     (1,538,340)
                                                =============  ============    ================    ============   =================

Weighted average number of
  shares outstanding -
    basic and diluted                             8,918,100      7,600,374          8,918,100       7,600,374             8,918,100
                                                =============  ============    ================    ============   =================
Net Income (loss) per share -
    basic and diluted                                $(0.00)        $(0.04)     $       (0.09)          (0.08)     $          (0.17)
                                                =============  ============    ================    ============   =================

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (UNAUDITED)

                                                                                                             Period from Inception
                                                                  Nine months ended     Nine months ended      of operations on
                                                                     September 30         September 30        October 4, 1985 to
                                                                         2000                 1999            September 30, 2000
                                                                         ----                 ----            ------------------
Cash flows provided by (used for) operating activities:
   Net loss                                                           $      (775,083)      $    (636,447)        $   (1,538,340)

Adjustments to reconcile net loss to net cash
 provided by (used for) operating activities:
  Depreciation and amortization                                                46,536               2,242                 49,884
  Services in exchange for common stock                                             -                 780                114,950
  Loss on investment                                                                -               7,000                 30,000
  Issuance of options under stock option plan                                       -              18,000                 18,000
  Minority interest                                                           (50,921)                  -                (50,921)

Changes in operating assets and liabilities:

  Increase in due from employees                                               (9,358)                  -                 (9,358)
  Increase in accounts receivable                                             (77,742)                  -                (77,742)
  Increase in due from related party                                                -              (4,189)                     -
  Increase in prepaid expenses                                                      -                   -                      -
  Increase in accrued expenses                                                 (6,056)            162,647                219,398
                                                                      ---------------       -------------         --------------

   Total adjustments                                                          (97,541)            186,480                294,211
                                                                      ---------------       -------------         --------------

   Net cash provided by (used for) operating activities                      (872,624)           (449,967)            (1,244,129)
                                                                      ---------------       -------------         --------------
Cash flows used for investing activities:
  Payments to acquire property and equipment                                 (110,881)            (21,133)              (133,014)
  Investment in Website Development                                           (70,000)                  -               (270,000)
  Investment in Medcom, Inc.                                                        -             (30,000)               (30,000)
                                                                      ---------------       -------------         --------------

   Net cash used for investing activities                                    (180,881)            (51,133)              (433,014)
                                                                      ---------------       -------------         --------------

Cash flows provided by financing activities:
  Proceeds from (payment of) loan payable, related parties                   (328,651)             17,000               (187,651)
  Proceeds from note payable, net                                                   -             250,000                250,000
  Proceeds from sale of securities of subsidiaries                          1,516,981                   -              1,516,981
  Proceeds from issuance of common stock and paid in capital                        -             235,100                235,100
                                                                      ---------------       -------------         --------------

   Net cash provided by financing activities                                1,188,330             502,100              1,814,430
                                                                      ---------------       -------------         --------------

Net increase in cash                                                          134,825               1,000                137,287
Cash, beginning of period                                                       2,462                   -                      -
                                                                      ---------------       -------------         --------------

Cash, end of period                                                   $       137,287       $       1,000         $      137,287
                                                                      ===============       =============         ==============

Supplemental disclosure of cash flow  information -
  Income taxes paid                                                   $           800       $         800         $          800
                                                                      ===============       =============         ==============

Supplemental disclosure of non cash investing
  and financing activities:
  Services rendered in exchange for common stock                      $             -       $         780         $      114,950
                                                                      ===============       =============         ==============
  Issuance of options under stock option plan                         $             -       $      18,000         $       18,000
                                                                      ===============       =============         ==============
  Exchange of subsidiary stock for cancellation
   of debts from related parties                                      $       425,990       $           -         $      425,990
                                                                      ===============       =============         ==============

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

                                        Percent of
                    Subsidiary           ownership          Description
                    ----------           ---------          ------------

               Digitalmen.com, Inc.       84.24%       Digitalmen.com, Inc.
                                                       (formerly Gearz.com,
                                                       Inc.) was formed on
                                                       February 5, 1999 in the
                                                       State of California.
                                                       During the period ended
                                                       September 30, 2000,
                                                       Digitalmen.com, Inc.
                                                       commenced three Private
                                                       Placement Offerings,
                                                       which are exempt from
                                                       registration under
                                                       Regulation D of The
                                                       Securities Act of 1933.
                                                       Total proceeds raised
                                                       during the period
                                                       amounted to $440,000 and
                                                       is ongoing. The offering
                                                       terms are as follows:

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

                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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
                                                           Inc.'s restricted
                                                           common stock at $3.50
                                                           per share.

               Essential Tec, Inc.  55.77%             Essential Tec, Inc. was
                                                       formed in the State of
                                                       California during 1999.
                                                       During the Period ended
                                                       September 30, 2000,
                                                       Essential Tec, Inc.
                                                       commenced three Private
                                                       Placement Offerings,
                                                       which are exempt from
                                                       registration under
                                                       Regulation D of The
                                                       Securities Act of 1933.
                                                       Total proceeds raised
                                                       during the period
                                                       amounted to $1,076,980 as
                                                       of September 30, 2000 and
                                                       is ongoing. The offering
                                                       terms are as follows:
                                                       a.   1,000,000 shares of
                                                            Essential Tec,
                                                            Inc.'s restricted
                                                            common stock at
                                                            $0.50 per share.
                                                       b.   1,000,000 warrants
                                                            of Essential Tec,
                                                            Inc. at $0.30 per
                                                            warrant which maybe
                                                            exercised at $1.00
                                                            per share to acquire
                                                            one share of common
                                                            stock for each
                                                            warrant.
                                                       c.   1,000,000 shares of
                                                            Essential Tec,
                                                            Inc.'s restricted
                                                            common stock at
                                                            $1.50 per share.
                                                       d.   1,000,000 shares of
                                                            Digitalmen.com,
                                                            Inc.'s restricted
                                                            common stock at
                                                            $3.50 per share.

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE ENTERPRISE)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(1)     Summary of Significant Accounting Policies (Continued):

        Principles of Consolidation, Continued:

                                          Percent of
               Subsidiary                  ownership        Description
               ----------                  ---------        -----------

               LiquidationBid.com, Inc.       50%       LiquidationBid.com, Inc.
                                                        (a development stage
                                                        company) was
                                                        incorporated on April 8,
                                                        1999 in the State of
                                                        Nevada. The Company was
                                                        awarded 1,000,000 of the
                                                        2,000,000 outstanding
                                                        shares of
                                                        LiquidationBid.com, Inc.
                                                        in exchange for the
                                                        rights to services. No
                                                        value has been assigned
                                                        to these future rights,
                                                        and therefore, there is
                                                        no cost basis in this
                                                        investment. Two of the
                                                        three board members of
                                                        LiquidationBid.com, Inc.
                                                        are officers and
                                                        stockholders of the
                                                        Company, thereby
                                                        demonstrating control
                                                        over LiquidationBid.com,
                                                        Inc. There were no
                                                        material operations
                                                        during the period ended
                                                        September 30, 2000.

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

                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

   (1)   Summary of Significant Accounting Policies (Continued):

               Basis of Preparation:

               The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended December 31, 1999 was filed on April 14, 2000 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion and financial statements contained herein are for the three months and nine months ended September 30, 2000 and 1999. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Overview

The Company's business is focused in the globally emerging electronic commerce ("e-commerce") industry.

     (a)  Plan of Operations

The Company's cash requirements for the next twelve months are approximately $100,000 per month. The Company has a line of credit of $250,000 granted by a director. The Company has also been able to secure $200,000 in convertible debt financing to continue its operations (see "Results of Operations"). Digitalmen.com, a subsidiary of the Company, commenced three private placement offerings in the nine months ended September 30, 2000, under Regulation D of the Securities Act 1933. Total proceeds raised during the nine months amounted to $440,000. EssTec, Inc., a subsidiary of the Company, raised under Regulation D, $1,076,980 during the nine months ended September 30, 2000. While there is no assurance the Company will be successful in raising additional capital, the Company is actively seeking both institutional debt and private equity financing to assure that it will be capable of financing the continuation of the business. Any additional capital raised above and beyond what the Company needs as its monthly expenditure would be used in increasing marketing and sales efforts of the Company's Web sites. Should the Company fail to raise additional funding, it will be forced to curtail its growth, cut back by reducing the number of employees or even cease operations altogether.

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

     (b)  Results of Operations

The Company has generated revenues of $178,053 in the nine month period ended September 30, 2000 and does anticipate an increase in revenues in the future. Currently, the Company's only cash requirements are for rent and salaries. The following table sets forth, for the periods indicated, selected financial information for the Company:

--------------------------------------------------------------------------------
                             Three Months Ended           Nine Months Ended
                                September 30                September 30
--------------------------------------------------------------------------------

-------------------------------------------                          ----------------------------
                                                2000         1999         2000            1999
-------------------------------------------------------------------------------------------------
  Total revenue                                177,695           -       178,053          5,870
-------------------------------------------------------------------------------------------------
  Cost of revenue                               61,194           -        61,194              -
-------------------------------------------------------------------------------------------------
  Gross profit                                 116,501           -       116,859          5,870
-------------------------------------------------------------------------------------------------
  General, administrative, and selling         548,915     278,597     1,353,991        629,517
  expenses
-------------------------------------------------------------------------------------------------
  Income (loss) from operations               (432,414)   (278,597)   (1,237,132)      (623,647)
-------------------------------------------------------------------------------------------------
  Gain on sale of subsidiary stock
  to related parties                           425,990           -       425,990              -
-------------------------------------------------------------------------------------------------
  Interest expense                              (4,687)      (5000)      (14,062)        (5,000)
-------------------------------------------------------------------------------------------------
  Income (loss) before taxes                   (11,111)   (283,597)     (825,204)      (628,647)
-------------------------------------------------------------------------------------------------
  Income Taxes                                       -           -           800            800
-------------------------------------------------------------------------------------------------
  Equity in losses of Medcom Network, inc.           -      (7,000)            -         (7,000)
-------------------------------------------------------------------------------------------------
  Minority Loss allocation                      16,208           -       (50,921)             -
-------------------------------------------------------------------------------------------------
  Net income (loss)                            (27,319)   (290,597)     (775,083)      (636,447)
-------------------------------------------------------------------------------------------------

Three Months and Nine Months Ended September 30, 2000 as Compared to Three Months and Nine Months Ended September 30, 1999

         Revenues.

The Company had revenues of $177,695 and $178,053 for the three months and nine months ended September 30, 2000 and $0 and $5,870 for the three months and nine months ended September 30, 1999.

         General, administrative, and selling expenses.

The Company incurred costs of $548,915 for the quarter ended September 30, 2000 as compared to $278,597 for the quarter ended September 30, 1999. The increase in operating expenses is due to increase in payroll in the current period as compared to the same period in the prior year since the Company hired additional employees for the subsidiaries in the current period.

         Gain on sale of subsidiary stock

During the quarter, the Company exchanged 425,990 shares of EssTec stock owned by the Company at $1 per share for debts owed to related parties of $425,990, resulting in a gain of $425,990.

         Interest expense.

The Company had $4,687 of interest expenses for the three months ended September 30, 2000 as compared to $5,000 interest expense for the three months ended September 30,1999. For the nine months ended September 30, 2000, the Company had $14,062 of interest expense as compared to $5,000 for the nine months ended September 30, 1999.

         Loss before taxes.

The Company has a loss before taxes and minority interest of $11,111 for the three months ended September 30, 2000 as compared to $283,597 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the Company had a loss before taxes and minority interest of $825,204 as compared to a loss before taxes of $628,647 for the nine months ended September 30, 1999.

         Taxes on income.

Income taxes for the quarter ended September 30,2000 and 1999 amounted to $0. Income taxes for the nine months ended September 30, 2000 were $800 as compared to income taxes of $800 for the nine months ended September 30, 1999.

         Net loss

The Company had a net loss of $27,319 for the quarter ended September 30, 2000 as compared a net loss of $290,597 for the quarter ended September 30, 1999. The net loss for the nine months ended September 30, 2000 was $775,083 as compared to a net loss of $636,447 for the nine months ended September 30, 1999.

Liquidity and Capital Resources

Digitalmen.com, a subsidiary of the Company, commenced a private placement offering in the nine months period ended September 30, 2000, under Regulation D of the Securities Act of 1933. Digitalmen.com did not raise any proceeds during the quarter. EssTec, Inc., a subsidiary of the Company, raised $304,000 privately during the nine months period ended September 30, 2000.

The Company's sole source of capital during the nine months ended September 30, 2000, was investment capital provided by third parties. Also, on November 1, 1999 the Company's director provided an unsecured line of credit to the Company to draw upon, interest free, in the amount of $250,000 to be payable by January 1, 2003.

On May 5, 1999, the Company executed a promissory note with holder, Verifica International, Ltd., in the amount of $250,000. The note pays interest at an annual rate of 7.5% on the outstanding balance and is due on April 15, 2002. According to the Company's plan, this additional infusion of capital in addition to capital raised during the nine months ended September 30, 2000, will allow the Company to operate at its current cost rate of $100,000 per month well into December 2000. For the most part, the Company doesn't anticipate any changes in the number of employees or equipment. The Company does not have any research and development costs and finds in the event such needs are apparent, the Company's own technical staff is capable of conducting the research and development. The Company anticipates that it will require additional capital contributions to fund its operations during the Year 2000. The Company intends to seek investors or go to the original group of investors for additional capital for continued operations. In addition, the Company is actively seeking institutional type investors as a source of funding and growing the business. In the event the Company does not attract such capital, and is unable to generate revenues sufficient to support its expenses, then the Company would be required to eventually curtail or even cease operations. The Company's substantial financial losses since its inception have raised a substantial doubt with the Company's auditors as to the Company's ability to continue as a going concern.

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

Subsidiaries

On February 5, 1999, the Articles of Incorporation for Gearz.com, Inc. ("Gearz.com") were filed with the California Secretary of State. The Articles were subsequently amended on December 7, 1999, to change the name of Gearz.com to Digitalmen.com, Inc. DigitalMen.com is an 84.24% owned subsidiary of the Company whereby the Company holds 3,000,000 shares of common stock of Digitalmen.com. Digitalmen.com is a portal site geared towards men's interests. The target group ranges from ages 18 to 45 with interests in finance, travel, entertainment, fashion and electronics.

On April 30, 1999, the Company became a 50% shareholder of LiquidationBid.com, Inc. ("LiquidationBid") whereby the Company holds 1,000,000 shares of common stock of LiquidationBid. Mr. Imran Husain serves as the President and Director of LiquidationBid. LiquidationBid is in the business of global business-to-business auctioning and bartering exchange. It assists corporate clients in auctioning or bartering excess inventory or, in case of liquidation, selling of assets or inventories to highest bidder in an efficient and cost-effective manner.

The Company is a 20% shareholder of MedCom Network, Inc. ("Medcom"), a California corporation which is developing an on-line data base of disease codes which are codes found in the medical industry dictionaries. The Company invested in MedCom by contributing $30,000 in cash for shares of restricted common stock of MedCom. This was an investment made by the Company and the Company's officers or directors have no management involvement in MedCom. As of September 30, 2000, Medcom had no sales and cost of sales resulting in a loss from continuing operations and net loss. The investment in Medcom is recorded at no value in the financial statements as of September 30, 2000, as required by the equity method of accounting.

EssTec, Inc. ("EssTec"), a 55.77% owned subsidiary of the Company, is an information technology services company with an extensive technical labor force in Pakistan. EssTec's software engineers are capable of providing high quality, cost-effective services to clients in a resource-constrained environment. EssTec services include e-Commerce Solutions, e-Procurement applications, auctioning engines, and several other web based solutions. EssTec sells and markets its services and products from its offices based in Santa Monica, California. On October 6, 2000, the name of this subsidiary corporation was changed from Essential Tec, Inc. to EssTec, Inc.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

To the best knowledge of management, there is no material litigation pending or threatened against the Company.

Item 2.  Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2000, the Company's subsidiary, EssTec, Inc. sold 251,333 shares of common stock to six accredited investors for a total of $259,000. This transaction was exempt from registration pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

The following documents are filed as part of this report:

1.    The following Exhibits are filed herein:     27.1  Financial Data Schedule

2.    Reports on Form 8-K filed:                   None.

                                   Signatures


In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                            CONVERGE GLOBAL, INC.


DATED:   November 20, 2000              By: _______________________________
                                            Imran Husain, President and Chief
                                            Executive Officer

                                                /s/ Hamid Kabani
                                            By: _______________________________
                                            Hamid Kabani, Chief Financial
                                            Officer