Form 10KSB40
period 2000-12-31
CONVERGE GLOBAL INC/CA
filed 2001-04-16
CIK 1078799

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                      or
      [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                       Commission File Number 000-27267

                             CONVERGE GLOBAL, INC.
                             ---------------------
          (Name of small business issuer as specified in its charter)


                  Utah                                     87-0426858
                  ----                                     ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification Number)

  233 Wilshire Boulevard, Suite 930
  Santa Monica, California                                  90401
  ---------------------------------                         -----
  (Address of principal executive offices)               (Zip code)

                                (310) 434-1974
                                --------------
               (Issuer's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                    (None)
          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share

Check whether Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

Registrant's revenues for its fiscal year ended December 31, 2000, were $181,911. As of March 12, 2001, Registrant had 8,918,100 shares of its $.001 par value Common Stock issued and outstanding with an aggregate market value of the common stock held by non-affiliates of $885,997. This calculation is based upon the closing sales price of $0.38 per share on March 13, 2001.

Transitional Small Business Disclosure Format (check one).   Yes [_]   No [X]

                               TABLE OF CONTENTS
                               -----------------

PART I                                                                                      PAGE
------                                                                                      ----
Item 1              Description of Business                                                   1

Item 2              Description of Property                                                   4

Item 3              Legal Proceedings                                                         4

Item 4              Submission of Matters to a Vote of Security Holders                       4

PART II
-------

Item 5              Market for Common Equity and Related Stockholder
                         Matters                                                              5

Item 6              Management's Discussion and Analysis                                      6

Item 7              Financial Statements                                                      9

Item 8              Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                                  9

PART III
--------

Item 9              Directors, Executive Officers, Promoters and Control Persons;
                         Compliance with Section 16(a) of the Exchange Act                   11

Item 10             Executive Compensation                                                   12

Item 11             Security Ownership of Certain Beneficial Owners and
                         Management                                                          14

Item 12             Certain Relationships and Related Transactions                           15

Item 13             Exhibits and Reports on Form 8-K                                         16

                    Financial Statements                                                    F-1

                                    PART I
                                    ------

ITEM 1 - BUSINESS
-----------------

          A.   Business Development

               1.   Form and Year of Organization

     The corporation was incorporated under the laws of the State of Utah, on October 4, 1985, under the name of Mormon Mint, Inc. In 1998, the Company changed its name to Capital Placement Specialists, Inc. as it began to seek new business opportunities.

     Pursuant to an Acquisition Agreement, dated January 5, 1999, Bekam Investments, Ltd. ("Bekam") acquired 100% of the common shares of the Company at that time; or 2,340,100 shares. Bekam subsequently spun off the Company by distributing the shares to select investors of Bekam. The Company then changed its name to Converge Global, Inc. ("Converge" or the "Company"). The Company's common stock is currently quoted on the over-the-counter "Bulletin Board" under the symbol: CVRG.

               2.   Any bankruptcy, receivership or similar proceeding

     Not Applicable.

               3. Any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business

     See discussion in Item I, Business, A. Business Development, 1. Form and Year of Organization above.

          B.   Business of Issuer

     The Company's business has been focused in the electronic commerce ("e-commerce") industry, developing specialty websites catering to niche market segments, as well as building a market that provides complete e-commerce solutions to other businesses. While the Company plans to continue to operate DigitalMen.com in the near term, we have discontinued development of our other web site projects, LiquidationBid.com, DesiTV.com, and Machmail.com. Due to the recent downturn in the web site and internet industry, we are now pursuing other opportunities in the technology sector. We have not yet identified any specific opportunities, but such opportunities could include our own development of or acquisitions of or some other type of relationship with third party companies in the hardware and software industries. We will also consider other applications in the internet industry. The Company's Internet address is: www.convergecom.com.
-------------------

               1.   Principal Products and their Market

                    a.   The Market

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

                    b.   Principal Products and Services

     The following is a summary of the Company's current products and services.

     The Company has developed the content and design of Digitalmen.com. Digitalmen.com is a Web site that is targeted at men between the ages of 18 and
45. The web site features products and services in the areas of cars, bars, men's fashion, restaurants, finance, dating, greeting cards, community chat and message boards. Digitalmen.com is the only service that the Company has offered as of the date of this report.

     We have discontinued development of our other internet projects, LiquidationBid.com, DesiTV.com, and Machmail.com.

     The Company owns 45% of EssTec, Inc., formerly Essential Tec, Inc. ("EssTec"), an information technology services company with an extensive technical labor force in Pakistan. EssTec utilizes an extensive offshore infrastructure to provide managed software solutions with a specific focus on Web Related Technologies and Solutions. EssTec's software engineers are capable of providing high quality, cost-effective services to clients in a resource-constrained environment. EssTec's services include e-Commerce Solutions, e-Procurement applications, auctioning engines, and several other web based solutions. EssTec sells and markets its services and products from its offices based in Santa Monica, California. The Company owns 84% of DigitalMen.com, Inc., the Company's operational web site, and 50% of LiquidationBid.com, Inc., which is not being developed any further.

          2.   Distribution

               a.   Manufacturing

     As discussed above, the Company's products and services are all currently distributed via the Internet.

          3.   Status of any Publicly Announced New Product.

     Not applicable.

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

     The Company will consider conducting acquisitions of its competitors and/or complementary businesses in the future, but has no agreements for any acquisitions as of the date of this document.

          5.   Sources and Availability of Raw Material and Principal Suppliers

     The majority of the content and development of products is done internally. The sites are hosted through various Internet Service Providers. The development of the products includes the building of digitalmen.com which consists of technical work consisting of HTML programming, designing database, and programming are all completed in house by the Company's computer programmers.

          6.   Dependence on Major Customers

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

          9.   Effect of any Existing or Proposed Government Regulations

     Not applicable, see discussion in Paragraph 8, Government Approval above.

          10   Research and Development Costs.

     Development costs are being absorbed since most of the research and development is done internally by Converge's team. Such costs are not easily determinable. Any additional work incapable of being completed by the Company will be sent to independent contractors.

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

          12.  Employees

     As of the date hereof, the Company employs four full-time employees and no part-time employees. The Company hires independent contractors on an "as needed" basis only. The Company has no collective bargaining agreements with its employees. The Company believes that its employee relationships are satisfactory. Long term, the Company will attempt to hire additional employees as needed based on its growth rate.

ITEM 2 - PROPERTIES
-------------------

     The main administrative offices of the Company are located at 233 Wilshire Boulevard, Suite 930, Santa Monica, California 90401.

     The Company has sub-leased these premises from Manhattan West, Inc., for a period of three years. The sublease payments are due on the first day of each month at approximately $4,400.00 per month. All utilities and staff expenses are borne by the Company. The three year term of the sublease began on February 1, 1999 and will terminate on February 1, 2002.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

     To the best knowledge of management, there are no legal proceedings pending or threatened against the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     None.

                                    PART II
                                    -------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

     (a)  Market Information

  Converge has a total authorized capitalization of 50,000,000 shares of a single class of common stock, par value $.001. As of March 12, 2001, the Company has approximately 8,918,100 issued and outstanding shares. Management and insider holdings comprise approximately 13% of the total issued and outstanding shares; while the remainder is distributed amongst approximately 11 registered shareholders and 120 streetholders. The current actual public float is approximately 6,557,800 shares.

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

  The prices below also reflect inter-dealer quotations, without retail mark-up, mark-down or commissions and may not represent actual transactions:

=======================================================================================================
          Period Reported                                           High Ask              Low Bid
Quarter ended March 31, 1999                                        $6.7500               $5.0000
Quarter ended June 30, 1999                                          5.5000                2.8750
Quarter ended September 30, 1999                                     4.0000                0.5625
Quarter ended December 31, 1999                                      3.5000                1.5000
Quarter ended March 31, 2000                                         4.0000                3.5000
Quarter ended June 30, 2000                                          6.0000                2.7500
Quarter ended September 30, 2000                                     3.3750                1.1250
Quarter ended December 31, 2000                                      2.5000                0.1562
=======================================================================================================

     (b)  Stockholders

     As of March 12, 2001, there were approximately 11 registered and 120 street holders of record of the Company's common stock.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

     The discussion and financial statements contained herein are for the fiscal years ended December 31, 1999 and 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Overview

     The Company's business is focused in the globally emerging electronic commerce ("e-commerce") industry.

     (a)  Plan of Operations

     With the winding down of continued development of LiquidationBid.com, DesiTV.com, and Machmail.com, the Company's cash requirements for the next twelve months have decreased from approximately $40,000 per month last year to approximately $15,000 per month currently. With a $250,000 line of credit recently granted by a director (see "Certain Relationships and Related Transactions"), the Company should be able to continue its operations for the next twelve months. The Company has also been able to secure $200,000 in convertible debt financing to continue its operations (see "Results of Operations"). While there is no assurance the Company will be successful in raising additional capital, the Company is actively seeking both institutional debt and private equity financing to assure that it will be capable of financing the continuation of the business. Any additional capital raised above and beyond what the Company needs as its monthly expenditure would be used in increasing marketing and sales efforts of the Company's Web sites. Should the Company fail to raise additional funding, it will be forced to curtail its growth, cut back by reducing the number of employees or even cease operations altogether.

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

     (b)  Results of Operations

     The Company has generated minimal revenues and does not anticipate generating any material revenues in the near future. Currently, the Company's only cash requirements are for rent and salaries. The Company's sole source of capital during 1999 was investment capital provided by third parties. As a result, to cover expenses that arise, on November 1, 1999 the Company's director provided an unsecured line of credit to the Company to draw upon, interest free, in the amount of $250,000 to be payable by January 1, 2003. The Company borrowed $141,000 against this line as of December 31, 1999 and an additional $45,000 during January 2000. On May 5, 1999, the Company executed a promissory note with holder, Verifica International, Ltd., in the amount of $250,000. The note pays interest at an annual rate of 7.5% on the outstanding balance and is due on April 15, 2002. In addition, on January 19, 2000, the Company executed a convertible preferred promissory note in the amount of $200,000 with Knightrider Investments Ltd. The note is payable within one year with an 8% annual interest. Should the Company fail to pay the principal and interest, the outstanding balance will be converted into restricted shares at a 30% discount based on the market price as traded on the previous day's close. The Company borrowed $140,000 against this line during January and February 2000. As of December 20, 2000, the board voted that in order to bring down the Company's debts, they would settle their debts in exchange for 931,772 shares of their EssTec stock holdings. The Company does not have any research and development costs and finds in the event such needs are apparent, the Company's own technical staff is capable of conducting the research and development. The Company anticipates that it will require additional capital contributions to fund its operations during 2001. The Company intends to seek investors or go to the original group of investors for additional capital for continued operations. In addition, the Company is actively seeking institutional type investors as a source of funding and growing the business. In the event the Company does not attract such capital, and is unable to generate revenues sufficient to support its expenses, then the Company would be required to eventually curtail or even cease operations. The Company's substantial financial losses since its inception have raised a substantial doubt with the Company's auditors as to the Company's ability to continue as a going concern.

     The following table sets forth, for the years indicated, selected financial information for the Company:

=======================================================================================================================
                                                                   Year Ended                      Year Ended
                                                                December 31, 2000              December 31, 1999
                                                                    (Audited)                      (Audited)
Total Revenue                                                        $    181,911                    $     5,870
Cost of Revenue                                                     -------------                  -------------
Gross Profit                                                         $    181,911                    $     5,870
General, Administrative and Selling Expenses                         $  1,859,981                    $   614,468
Income (loss) from Operations                                         ($1,678,070)                    ($ 608,598)
Gain on sale of subsidiary stock to pay Loans                        $  1,571,227                  -------------
Interest Expense                                                     $     14,063                    $     9,688
Equity in Losses of Medcom Network, Inc.                            -------------                    $    30,000
Income (loss) before Taxes                                              ($120,906)                    ($ 648,286)
Taxes on Income                                                      $        800                    $       800
Minority loss allocation                                             $    182,734                  -------------
Net Income (loss)                                                    $     61,028                     ($ 649,086)
======================================================================================================================

Fiscal Year Ended December 31, 2000 compared to Fiscal Year Ended December 31, 1999 (audited)

     REVENUES.

     The Company had revenues of $181,911 for the year ended December 31, 2000 as compared to $5,870 revenues in fiscal year ended December 31, 1999. The increase in revenue is due to revenue earned by a subsidiary of the Company which started earning revenue in 2000.

     GENERAL, ADMINISTRATIVE, AND SELLING EXPENSES.

     The Company had general, administrative and/or selling expenses of $1,859,981 at December 31, 2000 as compared to $614,468 for the year ended December 31, 1999. The increase in general, administrative and selling expenses are due to expenses of a subsidiary which began operations in 2000.

     GAIN ON SALE OF SUBSIDIARY STOCK.

     During the quarter ended September 30, 2000, the Company exchanged 425,990 shares of EssTec stock owned by the Company at $1.00 per share for debts owed to related parties of $425,990, resulting in a gain of $425,990.

     During the quarter ended December 31, 2000 the Company exchanged 255,782 shares of EssTec stock owned by the Company at $3.50 per share for debts owed to related parties of $895,237, resulting in a gain of $895,237.


     During the quarter ended December 31, 2000, the Company exchanged 250,000 shares of EssTec stock owned by the Company at $1.00 per share for debts owed to related and third parties of $250,000, resulting in a gain of $250,000.

     INTEREST EXPENSE.

     The Company had $14,063 of interest expenses for the year ended December 31, 2000 as compared to $9,688 interest expense for the year ended December 31, 1999.

     OTHER EXPENSE.

     None.

     INCOME (LOSS) BEFORE TAXES.

     The Company has a loss before taxes of $120,906 for the year ended December 31, 2000 compared to $648,286 for the year ended December 31, 1999.

     MINORITY LOSS ALLOCATION

     The minority loss allocation representing loss allocation to the minority shareholders of subsidiaries for the year ended December 31, 2000, amounted $182,734.

     TAXES ON INCOME.

     Income taxes for the years ended December 31, 1999 and 2000 amounted to $800.

     NET INCOME (LOSS).

     The Company had a net income of $61,028 for the year ended December 31, 2000 compared to a loss of $649,086 for the year ended December 31, 1999.

     LIQUIDITY AND CAPITAL RESOURCES.

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

     On May 5, 1999, the Company executed a promissory note with the holder Verifica International, Ltd. in the amount of $250,000. The note paid an annual interest rate of 7.5% on the outstanding balance and was due on April 15, 2002. The Company has settled the note by exchanging 250,000 shares of its subsidiary EssTec, at $1.00 per share.

     On November 1, 1999, the Company's director provided an unsecured line of credit to the Company to draw upon, interest free, in the amount of $250,000 to be payable by January 1, 2003.

     On January 19, 2000, the Company executed a convertible preferred promissory note in the amount of $200,000 with Knightrider Investments, Ltd. The Company borrowed $140,000 against this line during January and

February 2000. The note was payable back within one year with 8% annual interest. This note was settled by exchanging 139,990 shares of its subsidiary EssTec, at $1 per share.

     The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

     SUBSIDIARIES.

     On February 5, 1999, the Articles of Incorporation for Gearz.com, Inc. ("Gearz.com") were filed with the California Secretary of State. The directors of the Company are Imran Husain and Samar Khan. The Articles were subsequently amended on December 7, 1999, to change the name of Gearz.com to Digitalmen.com, Inc. Digitalmen.com is a majority owned subsidiary of Converge whereby Converge holds 3,000,000 shares of common stock of this company. Digitalmen.com is a portal site geared towards men's interest. The target group ranges from ages 18 to 45 with interests in finance, travel, entertainment, fashion and electronics.

     On April 30, 1999, Converge became a 50% shareholder of LiquidationBid.com, Inc. ("LiquidationBid") whereby Converge holds 1,000,000 shares of common stock of LiquidationBid. Mr. Imran Husain serves as the President and Director of LiquidationBid.

     The Company is a 20% shareholder of MedCom Network, Inc. ("MedCom"), a California corporation which is developing an on-line data base of disease codes which are codes found in the medical industry dictionaries. The Company invested in MedCom by contributing $30,000 in cash for shares of restricted common stock of MedCom. This was an investment made by the Company and the Company's officers or directors have no management involvement in MedCom. As of December 31, 1999 MedCom had no sales and cost of sales resulting in a loss from continuing operations and net loss. The investment in MedCom is recorded at no value in the financial statements as of December 31, 1999 and 2000, as required by the equity method of accounting.

     The Company owns 45% of EssTec, Inc., formerly Essential Tec, Inc. ("EssTec"), an information technology services Company with an extensive technical labor force in Pakistan. EssTec's software engineers are capable of providing high quality, cost-effective services to clients in a resource-constrained environment. EssTec services include e-Commerce Solutions, e-Procurement applications, auctioning engines, and several other web based solutions. EssTec sells and markets its services and products from its offices based in Santa Monica, California. During the months of September and December, 2000, the Company exchanged 931,772 shares of EssTec stock owned by the Company for debts owed to related parties, resulting in a gain of $1,571,227.

PART II - OTHER INFORMATION

ITEM 7.   FINANCIAL STATEMENTS
------------------------------

     The Financial Statements that constitute Item 7 are included at the end of this report beginning on Page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

      (a) Dismissal of Principal Accountants.

      The Registrant terminated Stonefield Josephson, Inc., Certified Public Accountants, as its principal accountant as of March 13, 2001. For either of the past two years ended December 31, 1999 and December 31, 1998, the principal accountant's report on the financial statements of the Registrant contained no adverse opinion or a disclaimer of opinion, or was qualified nor modified as to uncertainty, audit scope, or accounting principles. The termination of Stonefield Josephson, Inc. was approved by the Board of Directors. During the Registrant's two most recent fiscal years and any subsequent interim period preceding such registration, declination, or dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      (b) Engagement of New Principal Accountants.

      The Company engaged H.M. Richard and Associates, Certified Public Accountants, on March 13, 2001 as its principal accountants. H.M. Richard and Associates' business address is 5857 Uplander Way, Culver City, CA 90230, California. H.M. Richard and Associates replaces Stonefield Josephson, Inc. H.M. Richard and Associates conducted the audits for which financial statements are attached. Neither the Company nor anyone on its behalf has consulted H.M. Richard and Associates during the two most recent past fiscal years regarding any matter for which reporting is required under Regulation S-B, Item 304(a)(2)(i) or (ii) and the related instructions. The decision to engage H.M. Richard and Associates was approved by the Board of Directors.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
---------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

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

     The directors and executive officers of the Company are as follows:

     -----------------------------------------------------------------------------------------
                  Name                  Age                             Office
                  ----                  ---                             ------
     -----------------------------    ----------         --------------------------------------
     Imran Husain                       32               President, Chief Executive Officer and
                                                         Director
     -------------------------------------------------------------------------------------------
     Hamid Kabani                       39               Chief Financial Officer
     -------------------------------------------------------------------------------------------
     Akhee Rahman                       28               Secretary and Director
     -------------------------------------------------------------------------------------------

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

HAMID KABANI, CHIEF FINANCIAL OFFICER: Mr. Kabani joined the Company on March 1, 2000 as its Chief Financial Officer. Mr. Kabani is a Certified Public Accountant, as well as a Chartered Accountant. From July 1998 and continuing through the present, Mr. Kabani is the President of Kabani and Company. From June 1997 to June 1998, Mr. Kabani was at Deloitte and Touche. From 1995 through 1997 Mr. Kabani was at McGladrey and Pullen, an accounting firm, where he served as the Quality Control Specialist. He graduated from University of Karachi, Pakistan, with a degree in accounting. He is a member of the Qualification Committee of the Board of Accountancy for the State of California.

AKHEE RAHMAN, SECRETARY AND DIRECTOR: Akhee Rahman joined Converge in October 2000. She brings over ten years experience in managing multinational companies in diverse work environments including manufacturing, retail, and advertising. She has assisted in creating marketing strategies to increase sales and improve margins.

     (b) Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during its 2000 fiscal year, all such filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 10-EXECUTIVE COMPENSATION
------------------------------

     (a)  Summary Compensation

  The following table and attached notes sets forth the compensation of the Company's executive officers and directors during each of the fiscal years since January 1999. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance, reimbursement of expense, and other benefits provided to such individual that are extended in connection with the ordinary conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $25,000 or 10% of such officer's cash compensation:

                           Summary Compensation Table

===========================================================================================================================
                              Annual Compensation                            Long Term Compensation
                                                                         Awards                  Payouts
 Name and        Year    Salary      Bonus    Other annual     Restricted       Securities         LTIP         All other
 Principal                 ($)        ($)     compensation       stock          Underlying       payouts      compensation
 Position                                          ($)          award(s)        Options/SARs        ($)             ($)
                                                                 ($)               (#)
Imran Husain,    2000    $60,000      $-0-        $-0-            $-0-                -0-           $-0-          $-0-
 President,      1999    $60,000      $-0-        $-0-            $-0-          1,000,000           $-0-          $-0-
 CEO, and
 Director
Ahkee Rahman,    2000    $37,000      $-0-        $-0-            $-0-                -0-           $-0-          $-0-
 Secretary and                                                                         -0-
 Director
Hamid Kabani,    2000    $60,000      $-0-        $-0-            $-0-             12,000           $-0-          $-0-
 CFO
===========================================================================================================================

     The Company carries no officers and directors liability insurance, nor disability or life insurance benefits. The Company reimburses its officer for quarterly private health insurance premiums and for expenses. The Company does not maintain any pension plan, profit sharing plan, or similar retirement or employee benefit plans.

                     Option/SAR Grants in Last Fiscal Year
                               Individual Grants

===========================================================================================================================
           Name              Number of Securities        Percent of total       Exercise or base       Expiration date
                                  Underlying         options/SARs granted to      price ($/Sh)
                             Options/SARs granted    employees in fiscal year
                                      (#)
Imran Husain, President,            -0-                      -0-%                         N/A                      N/A
 CEO, and Director
Akhee Rahman, Secretary             -0-                      -0-%                         N/A                      N/A
 and Director
Hamid Kabani, CFO                12,000                      100%                    $0.10/Sh                 03/08/02
============================================================================================================================

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

ITEM 11-  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of the date of this Report by: (i) each stockholder known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) each director of the Company and (iii) all directors and officers as a group:

========================================================================================================================
      Title of class           Name and address of                Amount and nature of           Percent of class
                                 beneficial owner                beneficial owner/(1)/
Common                       Imran Husain                               1,000,000                         11.2%
                             233 Wilshire Boulevard
                             Suite 930
                             Santa Monica, CA 90401

Common                       Hamid Kabani                             12,000/(2)/                           *
                             233 Wilshire Boulevard
                             Suite 930
                             Santa Monica, CA 90401

Common                       Akhee Rahman                                     -0-                          -0-
                             233 Wilshire Boulevard
                             Suite 930
                             Santa Monica, CA 90401

Common                       All officers and directors as              1,012,000                         11.3%
                             a group (3 people)

Common                       Montaque Securities                        4,601,600                         51.6%
                             International, Inc.
                             Mr. Owen Bethal
                             Saffrey Square
                             Bay Street and Bank Lane
                             P.O. Box N-8303
                             Nassau, N.P., The Bahamas
========================================================================================================================

______________

*  Less than one percent
   1 Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.
   2 Consisting of 12,000 options to purchase common stock of the Company at $0.10 per share, expiring on March 8, 2002.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

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

   The Company entered into a loan agreement with Verifica International, Inc. ("Verifica") on May 5, 1999 in the amount of $250,000. The loan was due on April 15, 2002 and had an annual interest rate of 7.5% on the outstanding principal. The beneficial owner of Verifica was the father of the Company's CEO, Mr. Husain. In the last Quarter, the Company exchanged 250,000 shares of its subsidiary, EssTec at $1 per share in exchange of settlement of the loan.

   The Company entered into a sublease agreement with Manhattan West, Inc., a related party through common ownership on February 1, 1999. The beneficial owner of Manhattan West, Inc. is Tariq Khan, the husband of Ms. Samar Khan, and former officer, former director and current shareholder of the Company. The term of the sublease is three years and the Company is responsible for all overhead and related expenses including utilities and insurance. The Company rents office equipment from Manhattan West Inc. on a monthly basis. The Company believes the terms of the sublease were at fair market value and the transaction was at arms length.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

       (a)  Exhibits

 *3.1 Certificate of Incorporation of Mormon Mint, Inc., a Utah corporation, dated October 4, 1985
 *3.2 Amendment to Articles of Incorporation with the name change to Capital Placement Specialists, Inc., dated December 4, 1997
 *3.3 Amendment to Articles of Incorporation with name change to Converge Global, Inc., dated January 28, 1999
 *3.4  Bylaws of Converge Global, Inc., dated January 19, 1999
 *3.5 Amendment to Articles of Incorporation of Gearz.com with the name change to Digitalmen.com filed on December 7, 1999
*10.1  Sub-Lease Agreement, dated February 1, 1999
*10.2  Acquisition Agreement, dated January 5, 1999
*10.3  Employment Agreement for Imran Husain dated February 1, 1999
*10.4  Employment Agreement for Samar Khan dated February 1, 1999
*10.5 1999 Incentive & Nonstatutory Stock Option Plan dated January 6, 1999 *10.6 Promissory Note between Converge Global, Inc. and Knightrider Investments
       Ltd., dated January 19, 2000
 10.7 Debt Conversion Agreement between Converge Global, Inc. and EssTec, Inc., dated December 20, 2000
  *21  List of Subsidiaries of Small Business Issuer
___________________________
*Incorporated by reference from Registration Statement on Form 10-SB filed by the Company on February 17, 2000.

       (b)  Reports on Form 8-K

       Done            Event Reported
       ----            --------------

June 15, 2000     Change in officers and directors

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CONVERGE GLOBAL, INC.


Dated: April 12, 2001            /s/ Imran Husain
             --                ------------------------------------
                               By:  Imran Husain
                               Its: Chief Executive Officer, President and
                                    Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                          Date
---------                            -----                          ----


/s/ Imran Husain           Executive Officer, President        April 12, 2001
-------------------                                            --------
Imran Husain               and Director


/s/ Akhee Rahman           Secretary and Director              April 12, 2001
----------------                                               --------
Akhee Rahman


/s/ Hamid Kabani           Chief Financial Officer             April 12, 2001
----------------                                               --------
Hamid Kabani

                    Converge Global, Inc. and Subsidiaries
                         AUDITED FINANCIAL STATEMENTS
                              FOR THE YEARS ENDED
                           December 31, 2000 & 1999









                                 PREPARED BY:
                           H.M. Richard & Associates
                          An Accountancy Corporation
                         Certified Public Accountants
                               5857 Uplander Way
                             Culver City, CA 90230

                          H.M. RICHARD AND ASSOCIATES
            Accountancy Corporation . Certified Public Accountants
                      Member of AICPA . Member of CSCPA
                   5857 Uplander Way, Culver City, CA 90230
             Telephone: (310) 348-4188 . Facsimile: (310) 348-4189
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Converge Global, Inc, & Subsidiaries.
Santa Monica, CA

We have audited the accompanying consolidated balance sheets of Converge Global, Inc, & Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Converge Global, Inc. and Subsidiaries as of December 31, 1999 were audited by other auditors, whose report, dated March 30, 2000 included an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating an overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Converge Global, Inc, & Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended, in accordance with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has not obtained a working capital line of credit that raises substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

H. M. Richard & Associates
An Accountancy Corporation
--------------------------

March 28, 2001

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Converge Global, Inc. and Subsidiaries
Santa Monica, California

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1999 of Converge Global, Inc. (a development stage enterprise as of March 30,
2000). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, Converge Global, Inc.'s consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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



/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
March 30, 2000

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2000

                       ASSETS
                       ------
Current assets:
     Cash                                                                            $     11,817
                                                                                     -------------
        Total current assets                                                               11,817

     Website Development less accumulated amortization (See Note 6)                       225,000
     Property and Equipment less accumulated depreciation (See Note 7)                     23,069
                                                                                     -------------
        Total assets                                                                 $    259,886
                                                                                     =============
       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------
Current liabilities:

     Accrued Expenses (See Note 10)                                                  $    220,245
                                                                                     -------------
        Total Current Liabilities                                                         220,245

Loans Payable - related parties (See Note 1 & 11)                                         116,553

Minority Interest                                                                         257,266

Stockholders' deficit:
     Common stock $.001 par value; shares authorized 50,000,000
     issued and outstanding 8,918,000                                                       8,918
     Common stock subscriptions receivable                                                 (2,000)
     Paid-in capital                                                                      361,132
     Accumulated deficit                                                                 (702,228)
                                                                                     -------------
        Total stockholders' deficit                                                      (334,178)
                                                                                     -------------
        Total liabilities and stockholders' deficit                                  $    259,886
                                                                                     =============

                             CONVERGE GLOBAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 & 1999

                                                             2000             1999
                                                        ---------------   --------------
Revenues (Notes 4)                                      $      181,911    $       5,870

Operating Expenses                                           1,859,981          614,468
                                                        ---------------   --------------

Loss from Operations                                        (1,678,070)        (608,598)

Gain on sale of subsidiary stock to pay                      1,571,227              -
     Loans Payable

Interest Expense                                                14,063            9,688
                                                        ---------------   --------------

(Loss) before Income Taxes                                    (120,906)        (618,286)

Income Taxes                                                       800              800

Minority Loss allocation                                       182,734              -

Equity in losses of Medcom Network, Inc.                           -             30,000
                                                                          --------------
Net income (loss)                                       $       61,028    $    (649,086)
                                                        ===============   ==============
Income (Loss) per share:
     Basic and diluted                                  $         0.01    $       (0.08)
                                                        ===============   ==============
Number of shares used in the per share calculation:
     Basic and diluted                                       8,918,100        7,889,278
                                                        ===============   ==============

                             CONVERGE GLOBAL, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2000 & 1999

                                              Common Stock                 Treasury                                   Total
                                 ---------------------------------------
                                    Number                 Subscription     Stock      Paid-In       Retained     Stockholders'
                                  of Shares      Amount    recievables      Amount     Capital       Earnings    Equity(Deficit)
                                 ----------     --------  --------------   --------   ---------     ----------   ---------------
Balance, December 31, 1998        2,340,100       2,340            -            -      111,830      (114,170)              -

Contributions of shares to
  treasury stock                 (2,340,100)          -            -       (2,340)           -             -          (2,340)

Distribution of shares from
  treasury stock                  2,340,100           -            -        2,340            -             -           2,340

Net issuance of common shares
  for services                       78,000          78            -            -          702             -             780

Issuance of options under stock
  option plan                                                                           18,000                        18,000

Exercise of employee stock
  options                         2,000,000       2,000       (2,000)           -            -                             -

Issuance of common stock
  during private placements
                                  2,500,000       2,500            -            -       22,500             -          25,000

Excise of common stock options    2,000,000       2,000            -            -      198,000             -         200,000

Capital Contribution                                                                    10,100                        10,100

Net loss for the year ended
  December 31, 1999
                                          -           -            -                         -      (649,086)       (649,086)
                                                                          --------                 ----------      ----------
 Balance, December 31, 1999       8,918,100       8,918       (2,000)           -      361,132      (763,256)       (395,206)

Issuance of shares                        -           -            -            -            -             -               -

Net income for the year ended
  December 31, 2000                       -           -            -            -            -        61,028          61,028
                                                                                                   ----------      ----------
 Balance, December 31, 2000      $8,918,100      $8,918      $(2,000)     $     -     $361,132     $(702,228)      $(334,178)
                                 ==========      ======      ========     ========    ========     ==========      ==========

                             CONVERGE GLOBAL, INC.
                            STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 & 1999

                                                                                 2000                    1999
                                                                               ---------              ----------
Cash flows from operating activities:
     Net income (loss)                                                         $  61,028              $ (649,086)

     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                          58,246                   3,348
           Services in exchange for common stock                                       -                     780
           Loss on investment                                                          -                  30,000
           Issuance of options under stock option plan                                 -                  18,000
           Minority Interest                                                     257,266
           Changes in operating assets & liabilities:
           Accrued Expenses                                                       (5,208)                225,453
                                                                               ---------              ----------
              Net cash (used in) operating activities                            371,332                (371,505)
                                                                               ---------              ----------
Cash flows used for investing activities:
     (Payments) to acquire property and equipment                               (114,230)                (22,133)
     Disposal of property and equipment                                           96,700
     Investment in Medcom Network, Inc.                                                -                 (30,000)
     Investment in Website development                                           (70,000)               (200,000)
                                                                               ---------              ----------
              Net cash provided by (used in) investing activities                (87,530)               (252,133)
                                                                               ---------              ----------
Cash flows from financing activities:
     Proceeds (repayment) of note payables (related parties)                    (274,447)                391,000
     Proceeds from issuance of common stock and paid in capital                        -                 235,100
                                                                               ---------              ----------
              Net cash provided by (used in) financing activities               (274,447)                626,100
                                                                               ---------              ----------
Net increase (decrease) in cash and cash equivalents                               9,355                   2,462
Cash and cash equivalents at beginning of year                                     2,462                       -
                                                                               ---------              ----------
Cash and cash equivalents at end of year                                       $  11,817              $    2,462
                                                                               =========              ==========
Supplemental disclosure of cash flow information:

     Interest paid                                                             $  14,063              $        -
                                                                               =========              ==========
     Income taxes paid                                                         $       -              $        -
                                                                               =========              ==========
Supplemental disclosure of non-cash investing and financing
  activities:

     Services rendered in exchange for common stock                            $       -              $      780
                                                                               =========              ==========
     Issuance of options under stock option plan                               $       -              $   18,000
                                                                               =========              ==========
     Exercise of options under stock option plan                               $       -              $    2,000
                                                                               =========              ==========

              See accompanying notes to the financial statements.

                     Converge Global, Inc. and Subsidiaries
                          Notes to Financial Statements

Note 1

The Company:
The Company was organized October 4, 1985, under the laws of the State of Utah, as Mormon Mint, Inc. The Company was inactive for approximately 10 years. On December 4, 1997, the Company changed its name from Mormon Mint, Inc. to Capital Placement Specialists, Inc. Pursuant to an acquisition agreement, dated January 5, 1999; Bekam Investments, Ltd. ("Bekam") acquired one hundred percent (100%) of the common shares of the Company at that time; or 2,340,100 shares. Bekam subsequently spun off the Company by contributing the shares to the treasury of the Company for redistribution to selected investors of Bekam. The Company then changed its name to Converge Global, Inc.

Principles of Consolidation:
The accompanying financial statements include the accounts of Converge Global, Inc. (the "Parent"), and its subsidiaries, Digitalmen.com, Inc., EssTec, Inc. and LiquidationBid.com, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                    Converge Global, Inc. and Subsidiaries
                         Notes to Financial Statements

Note 1 (Continued):                          Percent of
------
     Subsidiary                              ownership                          Description
     ----------                              ---------                          -----------
     LiquidationBid.com, Inc.                   50%                   LiquidationBid.com, Inc. (a development stage company) was incorporated on April 8, 1999 in the State of Nevada. The
                                                                      Company was awarded 1,000,000 of the 2,000,000 outstanding shares of LiquidationBid.com, Inc. in exchange for the rights to services. No value has been assigned to these future
                                                                      rights, and therefore, there is no cost basis in this
                                                                      investment. Two of the three board members of
                                                                      LiquidationBid.com, Inc. are officers and stockholders of the
                                                                      Company, thereby demonstrating control over
                                                                      LiquidationBid.com, Inc. There was no material operations
                                                                      during the year ended December 31, 2000.

ESSTEC:
EssTec, Inc. was formed in the State of Nevada during 2000. During the period ended September 30, 2000, EssTec, Inc. commenced three private placement offerings, which are exempt from registration under Regulation D of the Securities Act of 1933. As of December 20, 2000 the board voted that in order to bring down their debts they would settle their debts in exchange for 931,772 shares of their EssTec stock holdings. The Company still holds 2,068,228 shares of EssTec stock, which is less than 50% ownership. In future financial statements, this will be shown by the equity method. All income and expenses, except for inter company transactions, up to the date the Company had majority (over 50%) ownership, have been consolidated on this financial statement.

GOING CONCERN:
The Company's consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management recognizes that the Company must generate additional resources to enable it to continue operations. The Company intends to begin recognizing significant revenue during the year 2001. Management's plans also include the sale of additional equity securities. However, no assurance can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional equity, that the Company will achieve profitability or positive cash flow. If management is unable to raise additional capital and expected significant revenues do not result in positive cash flow, the Company will not be able to meet its obligations and will have to cease operations.

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

                    Converge Global, Inc. and Subsidiaries
                         Notes to Financial Statements

reflected in the accompanying financial statements and accordingly, this investment is recorded at no value as required by the equity method of accounting.

Note 2
------

BUSINESS ACTIVITY:
The Company plans to provide in-depth and unique e-commerce solutions with specific emphasis on audio and video delivery over the Internet. The Company also plans to design and develop websites in exchange for fees from its customers. Effective October 1, 2000, the Company is no longer a development stage Company.

Note 3
------

CASH AND CASH EQUIVALENTS:
For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Note 4
------

REVENUE RECOGNITION:
For programming & consulting contracts, the Company recognizes revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders. It is the Company's policy to record contract losses in their entirety in the period in which such losses are foreseeable. For non fixed fee jobs, revenue is recognized based on the actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary. There are no significant post-contract support obligations at the time of revenue recognition. The Company's accounting policy regarding vendor and post-contract support obligations is based on the terms of the customers' contract, billable upon the occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized. The Company does not offer a warranty policy for services to customers.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB"). No. 101, "Revenue Recognition in Financial Statements." SAB 101 discusses certain generally accepted accounting principles regarding revenue recognition in financial statements, including the specification of certain criteria that should be met before revenue is recognized. These criteria include: persuasive evidence that an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable, and collectibility is reasonably assured. In March 2000, the SEC issued SAB No. 101A, "Amendment: Revenue Recognition in Financial Statements," and SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," to defer for the effective date of implementation of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, with earlier application encouraged. We adopted SAB No. 101, as amended, in the quarter ended December 31, 2000. The adoption of SAB No. 101, as amended, has not had a material effect on our financial position or results of operations.

Note 5
------

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

                    Converge Global, Inc. and Subsidiaries
                         Notes to Financial Statements

the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 6
------

WEBSITE TECHNOLOGY:
Website technology is stated at cost. Expenditures for maintenance and repairs are expensed when incurred; additions, renewals and betterments are capitalized. Amortization is computed using the straight-line method over the estimated useful life of the asset (3 years). The Company is accounting for Website Technology costs under the capitalization criteria of Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." There was no amortization for the year ended December 31, 1999. Amortization began as of the date of the Website was operational which was July 1, 2000.

A summary at December 31, 2000 is as follows:

Website Development Cost         $ 270,000
Amortization                        45,000
                                 ---------
                                 $ 225,000
                                 =========

Note 7
------
PROPERTY AND EQUIPMENT:
Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Depreciation expense for the year ended December 31, 2000 and 1999 amounted to $13,246 and $3,348, respectively.

A summary at December 31, 2000 is as follows:

Computer and office equipment    $  36,314
Less accumulated depreciation       13,246
                                 ---------
                                 $  23,069
                                 =========

A summary at December 31, 1999 is as follows:

Computer and office equipment    $  22,133
Less accumulated depreciation        3,348
                                 ---------
                                 $  18,785
                                 =========

Note 8
------
INCOME TAXES:
The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets result from temporary differences when certain amounts are deducted for financial statement purposes and when they are deducted for income tax purposes. The principal temporary difference is the net operating loss carry forward, which amounted to approximately $585,000 and immaterial at December 31, 1999. A deferred tax asset has been provided amounting $234,000 and is completely offset by a valuation allowance because its utilization does not appear to be reasonably assured. On

                    Converge Global, Inc. and Subsidiaries
                         Notes to Financial Statements

January 5, 1999, there was a 100% change in the control and ownership of the Company. As a result of this change in control, there are significant limitations on the utilization of the net operating loss carryfowards through December 31, 1998. Federal net operating loss carry forward starts to expire on December 31, 2018 and California state net operating loss carry forward starts to expire on December 31, 2003.

Note 9
------
NET LOSS PER SHARE:
The Company computes net loss per share following SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are not included in the computation of diluted loss per share for the periods presented because the effect would be anti-dilutive.

Note 10
-------
ACCRUED EXPENSES:
A summary at December 31, 2000 is as follows:

Accrued payroll and related taxes       $ 157,215
Checkbook overdraft                         2,221
Other overhead expenses                    60,809
                                        ---------
                                        $ 220,245
                                        =========

A summary at December 31, 1999 is as follows:

Accrued payroll and related taxes       $ 127,900
Accrued professional fees                  53,996
Checkbook overdraft                        17,446
O2ther overhead expenses                   16,423
Accrued interest                            9,688
                                        ---------
                                        $ 225,453
                                        =========

Note 11
-------
LOANS PAYABLE:
Loans payable, officer-stockholders are unsecured, non-interest bearing and due on January 1, 2003. Pursuant to this agreement, the Company can borrow up to $250,000 at anytime before its due date. As of December 31, 1999, the Company had borrowed $141,000. In addition, the Company borrowed $45,000 during January 2000.

The note is due to a foreign trust (related through an officer) and is unsecured. It is due on April 15, 2002 and accrues interest at 7.5% per annum. The note may be extended in one-year increments, subject to the note holder's approval. Interest expense amounted to $9,688, and is included in accrued expenses.

As of the December 20, 2000 the board voted that in order to bring down there debts they would settle their debts in exchange for 931,772 shares of their EssTec stock holdings. The remaining debt as of December 31, 2000 is as follows:

Due to affiliated                       $  70,953
Due to Officers                            45,600
                                        ---------
Total Loans Payable                     $ 116,553
                                        =========

                    Converge Global, Inc. and Subsidiaries
                         Notes to Financial Statements

Note 12
-------
RELATED PARTY TRANSACTION:
Prior to January 5, 1999, the Company neither owned nor leased any real or personal property. A director provided office space without charge. Such costs were immaterial to the financial statements and accordingly, have not been reflected therein. Effective February 1, 1999, the Company entered into a one-year employment agreement with two of its officers. Pursuant to this agreement, the Company will compensate each officer $5,000 per month. Adjustments for compensation and renewal of employment terms are subject to the Board of Directors' approval. This agreement was renewed as of February 1, 2000. As of October 2, 2000, one of the officers resigned thereby terminating any compensation from this agreement for that officer.

Note 13
-------
LEASE COMMITMENTS:
The Company has a three-year agreement to lease its office space from Manhattan West, Inc., a related party through common ownership. The Company is responsible for all overhead expenses including utilities, telephone and insurance expense. The Company also rents certain office equipment on a monthly basis from the same related party. The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancellable lease terms in excess of one year as of December 31, 2000:

Year ending December 31,

                                 2001       $ 55,201
                                 2002          4,400
                                 2003       $ 59,601
                                            --------
                                 Total       119,202
                                            ========

Rent expense for the year ended December 31, 2000 and 1999 amounted to approximately $49,000 and $48,000, respectively.

Note 14
-------
STOCKHOLDERS' DEFICIT:

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

                    Converge Global, Inc. and Subsidiaries
                         Notes to Financial Statements

                                             Weighted Average
                                              Exercise Price            Shares
                                             ----------------           ------
Outstanding at beginning of period                          -           $   -
Outstanding at end of period                                -               -
Exercisable at end of period                                -               -
Granted during period                               2,000,000            .001
Exercised during period                             2,000,000           $.001

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

                                                                  December 31, 1999
                                                                  -----------------
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