Form 10QSB
period 2001-03-31
CONVERGE GLOBAL INC/CA
filed 2001-05-15
CIK 1078799

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                  FORM 10-QSB

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                              ------------------

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from _________ to _______________

                       Commission file number 000-27039


                             CONVERGE GLOBAL, INC.
                              ------------------

       (Exact name of small business issuer as specified in its charter)


              Utah                                         87-0426858
  -------------------------------              ---------------------------------
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

As of May 11, 2001, the number of shares of Common Stock issued and outstanding was 8,933,170.

Transitional Small Business Disclosure Format (check one):
Yes  [_]   No  [X]

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES

                                     INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

    Item  1.  Financial Statements

    Condensed Consolidated Balance Sheets - March 31, 2001

    Condensed Consolidated Statement of Operations - For the three months ended March 31, 2001 and 2000

    Condensed Consolidated Statement of Cash Flows - For the three months ended March 31, 2001 and 2000

    Notes to Condensed Consolidated Financial Statements

    Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

PART II - OTHER INFORMATION

    Item  1.  Legal Proceedings
    Item  2.  Changes in Securities
    Item  3.  Defaults Upon Senior Securities
    Item  4.  Submission of Matters to a Vote of Security Holders
    Item  5.  Other Information
    Item  6.  Exhibits and Reports on Form 8-K

SIGNATURES

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                MARCH 31, 2001

                                                                         2001
                                                                      ---------
                                    ASSETS
                                    ------
Website Development less accumulated ammortization                      202,500

Property and Equipment less accumulated depreciation                     21,348
                                                                      ---------
    Total assets                                                      $ 223,848
                                                                      =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
  Accrued Expenses                                                    $ 248,633
  Loans Payable                                                         125,273
                                                                      ---------
    Total current liabilities                                           373,906
                                                                      ---------

Minority Interest                                                       257,250

Stockholders' deficit:
  Common stock $.001 par value; shares authorized
   50,000,000 issued and outstanding 8,933,170                            8,933
  Common stock subscriptions receivable                                  (2,000)
  Paid-in capital                                                       364,117
  Retained deficit                                                     (778,358)
                                                                      ---------
    Total stockholders' deficit                                        (407,308)
                                                                      ---------
    Total liabilities and stockholders' deficit                       $ 223,848
                                                                      =========

              See accompanying notes to the financial statements.

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 FOR THE PERIOD ENDED MARCH 31, 2001 AND 2000


                                             2001               2000
                                       ----------         ----------

Revenues                               $        -         $        -

Operating Expenses                         75,346            173,881
                                       ----------         ----------

Loss from Operations                      (75,346)          (173,881)

Interest Expense                                -              4,687
                                       ----------         ----------

Loss before Income Taxes                  (75,346)          (178,568)

Income Taxes                                  800                800

Minority Loss allocation                      (16)            (3,757)
                                       ----------         ----------


Net income (loss)                      $  (76,130)        $ (175,611)
                                       ==========         ==========



Income (Loss) per share:
     Basic and diluted                 $    (0.01)        $    (0.02)
                                       ==========         ==========

Number of shares used in the per
   share calculation:
     Basic and diluted                  8,933,170          8,918,100
                                       ==========         ==========

              See accompanying notes to the financial statements.

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                      STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE PERIOD ENDED MARCH 31, 2001 and 2000

                                                        2001           2000
                                                      --------      ---------
Cash flows from operating activities:
  Net income (loss)                                   $(76,130)     $(175,611)

  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and ammortization                     24,221          1,345
     Shares issued for services                          3,000              -
     Minority Interest                                     (16)        (3,757)
     Changes in operating assets & liabilities:
       Increase in accrued expenses                     28,388          8,512
                                                      --------      ---------
         Total adjustments                              55,593          6,100
                                                      --------      ---------
         Net cash used in operating activities         (20,537)      (169,511)
                                                      --------      ---------
Cash flows from investing activities:
  Payments to acquire property and equipment                 -        (44,773)
  Investment in Website development                                   (70,000)
                                                      --------      ---------
         Net cash used in investing activities               -       (114,773)
                                                      --------      ---------
Cash flows from financing activities:
  Proceeds of note payables                              8,720        185,090
  Proceeds from sale of securities of subsidiaries           -        440,000
                                                      --------      ---------
         Net cash provided by financing activities       8,720        625,090
                                                      --------      ---------

Net increase (decrease) in cash and cash equivalents   (11,817)       340,806

Cash and cash equivalents at beginning of the period    11,817          2,462
                                                      --------      ---------
Cash and cash equivalents at end of the period        $      -      $ 343,268
                                                      ========      =========

Supplemental disclosure of cash flow information:
  Interest paid                                       $      -      $       -
                                                      ========      =========
  Income taxes paid                                   $    800      $     800
                                                      ========      =========


              See accompanying notes to the financial statements.

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


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

     Principles of Consolidation:

        The accompanying financial statements include the accounts of Converge Global, Inc. (the "Parent"), and its subsidiaries, Digitalmen.com, Inc., and LiquidationBid.com, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


(1)      Summary of Significant Accounting Policies (Continued):

    Principles of Consolidation, Continued:

                                  Percent of
        Subsidiary                ownership      Description
        ----------                -----------    -----------
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

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


(1)  Summary of Significant Accounting Policies (Continued):

     Principles of Consolidation, Continued:

                                   Percent of
        Subsidiary                 ownership       Description
        ----------                 ---------       -----------
        LiquidationBid.com, Inc.       50%         LiquidationBid.com, Inc. (a
                                                   development stage company)
                                                   was incorporated on April 8,
                                                   1999 in the State of Nevada.
                                                   The Company was awarded
                                                   1,000,000 of the 2,000,000
                                                   outstanding shares of
                                                   LiquidationBid.com, Inc. in
                                                   exchange for the rights to
                                                   services. No value has been
                                                   assigned to these future
                                                   rights, and therefore, there
                                                   is no cost basis in this
                                                   investment. Two of the three
                                                   board members of
                                                   LiquidationBid.com, Inc. are
                                                   officers and stockholders of
                                                   the Company, thereby
                                                   demonstrating control over
                                                   LiquidationBid.com, Inc.
                                                   There were no material
                                                   operations during the period
                                                   ended March 31, 2001.

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

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


 (1)  Summary of Significant Accounting Policies (Continued):

        Basis of Preparation:

        The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended December 31, 2000 were filed on April 16, 2001 with the Securities and Exchange Commission and are hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

(3)   Subsequent Events:

        On April 21, 2001, the Company exchanged 285,714 shares of EssTec, Inc. with a former officer of the Company, for 1,000,000 shares of the Company's common stock. The Company also exchanged 64,000 shares of EssTec, Inc. against settlement of debts with related parties amounting $64,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and financial statements contained herein are for the three months ended March 31, 2001 and 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

Overview.

The Company's business is focused in the globally emerging electronic commerce ("e-commerce") industry.

Plan of Operations.

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

Results of Operations.

The Company did not generate any revenues in the three month period ended March 31, 2001. Currently, the Company's only cash requirements are for rent and salaries. The following table sets forth, for the periods indicated, selected financial information for the Company:

========================================================================================
                                                 Three Months Ended   Three Months Ended
                                                   March 31, 2001       March 31, 2000
                                                    (unaudited)           (unaudited)
Total Revenue                                         $     -              $      -
                                                       -------              --------
Cost of Revenue                                             -                     -
                                                       -------              --------
Gross Profit                                                -                     -
                                                       -------              --------
General, Administrative and Selling Expenses            75,346               173,881
Income (loss) from Operations                          (75,346)             (173,881)
Interest Expense                                            -                  4,687
                                                       -------
Income (loss) before Taxes                             (75,346)             (178,568)
Taxes on Income                                            800                   800
Minority loss allocation                                   (16)               (3,757)
Net Income (loss)                                      (76,130)             (175,611)
========================================================================================

Three Months Ended March 31, 2001 as Compared to Three Months Ended March 31,
2000

Revenues.

The Company had no revenues for the three months ended March 31, 2001 and for the three months ended March 31, 2000.

General, administrative and selling expenses.

The Company incurred costs of $75,346 for the quarter ended March 31, 2001 as compared to $173,881 for the quarter ended March 31, 2000. The decrease is due to the fact that the Company no longer consolidates the financial statements of its former subsidiary EssTec, Inc. since the Company's ownership is less than 50% of the outstanding shares of EssTec, Inc. as of March 31, 2001.

Interest expense.

The Company had no interest expense for the three months ended March 31, 2001 as compared to $4,687 interest expense for the three months ended March 31,2000. The decrease is due to settlement of Company's debts by exchanging shares of EssTec, Inc. in the last quarter of 2000.

Loss before taxes.

The Company has a loss before taxes and minority interest of $75,346 for the three months ended March 31, 2001 as compared to $178,568 for the three months ended March 31, 2000.

Taxes on income.

Income tax for the three months ended March 31, 2001 and 2000 was $800. The income tax provision represents minimum income tax for the state of California. There was no federal income tax in either period as the Company had taxable losses.

Net loss.

The Company had a net loss of $76,130 for the quarter ended March 31, 2001 as compared a net loss of $175,611 for the quarter ended March 31, 2000.

Liquidity and Capital Resources.

In January 1999, the Company concluded an offering under Rule 504 of Regulation
D. In this offering the Company raised $25,000 and also issued 2,000,000 options to purchase shares of its common stock at an exercise price of $0.10 each. These options were exercised on March 30, 1999, May 7, 1999, and June 1999, raising an additional $200,000.

On May 5, 1999, the Company executed a promissory note with the holder Verifica International, Ltd. in the amount of $250,000. The note paid an annual interest rate of 7.5% on the outstanding balance and was due on April 15, 2002. The Company has settled the note by exchanging 250,000 shares of its common stock of EssTec, at $1.00 per share.

On November 1, 1999, the Company's director provided an unsecured line of credit to the Company to draw upon, interest free, in the amount of $250,000 to be payable by January 1, 2003.

On January 19, 2000, the Company executed a convertible preferred promissory note in the amount of $200,000 with Knightrider Investments, Ltd. The Company borrowed $140,000 against this line during January and February 2000. The note was due within one year with 8% annual interest. The Company settled this note by exchanging 139,990 shares of its common stock of EssTec, at $1.00 per share in the last quarter of 2000.

The Company foresees a variety of methods for diversifying its operations and pursuing its strategic and business objectives without pulling badly needed capital from its on-going operations, or incurring onerous overhead and financing obligations. These options include licenses, joint ventures, and even counter-trade (technologies for technologies) mechanisms as part of this diversification methodology. The Company has not yet engaged in any counter-trade mechanisms trading technology for technology, licenses nor joint ventures as of the date of this filing. In addition, there are no assurances that the Company could find adequate partners for each of these alternatives. In the event the Company is unable to implement such alternative methods of funding and find other sources of capital, the operation of the business would be severely and adversely affected.

The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

Subsidiaries.

On February 5, 1999, the Articles of Incorporation for Gearz.com, Inc. ("Gearz.com") were filed with the California Secretary of State. The directors of Gearz.com are Imran Husain and Samar Khan. The Articles were subsequently amended on December 7, 1999, to change the name of Gearz.com to Digitalmen.com, Inc. Digitalmen.com is a majority owned subsidiary of Converge whereby Converge holds 3,000,000 shares of common stock of this company. Digitalmen.com is a portal site geared towards men's interest. The target group ranges from ages 18 to 45 with interests in finance, travel, entertainment, fashion and electronics.

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

The Company owns 39% of EssTec, Inc., formerly Essential Tec, Inc. ("EssTec"), an information technology services Company with an extensive technical labor force in Pakistan. EssTec's software engineers are capable of providing high quality, cost-effective services to clients in a resource-constrained environment. EssTec services include e-Commerce Solutions, e-Procurement applications, auctioning engines, and several other web based solutions. EssTec sells and markets its services and products from its offices based in Santa Monica, California. During the months of September and December, 2000, the Company exchanged 931,772 shares of EssTec stock owned by the Company for debts owed to related parties, resulting in a gain of $1,571,227.

On April 21, 2001, the Company exchanged 285,714 shares of its EssTec stock for the return of 1,000,000 of its shares with Samar Khan, and converted $64,000 of debt for 64,000 shares of EssTec.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

To the best knowledge of management, there is no material litigation pending or threatened against the Company.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

The following documents are filed as part of this report:

1.  The following Exhibits are filed herein:  None.

2.  Reports on Form 8-K filed:

    Report Name         Date Filed          Subject
    -----------         ----------          -------
    Form 8-K            March 20, 2001      Change in Company's certifying
                                            accountant
    Form 8-K/A          March 27, 2001      Amendment to include letter from
                                            Company's former accountant per
                                            Form 8-K filed on March 20, 2001
    Form 8-K/A          April 6, 2001       Amendment to revise language of
                                            Form 8-K filed on March 20, 2001

                                  SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.


                                       CONVERGE GLOBAL, INC.


DATED:   May 14, 2001                  By:   /s/ Imran Husain
                                          ---------------------------------
                                          Imran Husain, President and Chief
                                          Executive Officer

                                       By:   /s/ Hamid Kabani
                                          ---------------------------------
                                          Hamid Kabani, Chief Financial
                                          Officer