Form 10QSB
period 2001-06-30
CONVERGE GLOBAL INC/CA
filed 2001-08-10
CIK 1078799

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ______________________

                                  FORM 10-QSB

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                              __________________

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          For the transition period from _________ to _______________

                       Commission file number _________

                             CONVERGE GLOBAL, INC.
                             ____________________

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

As of July 25, 2001, the number of shares of Common Stock issued and outstanding was 8,958,030.

Transitional Small Business Disclosure Format (check one):
Yes  [_]  No  [X]

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I -  FINANCIAL INFORMATION                                             F-1

    Item 1.  Financial Statements                                           F-1

    Condensed Consolidated Balance Sheets - June 30, 2001                   F-1

    Condensed Consolidated Statement of Operations - For the three and
    six months ended June 30, 2001 and 2000                                 F-2

    Condensed Consolidated Statement of Cash Flows - For the three and
    six months ended June 30, 2001 and 2000                                 F-3

    Notes to Condensed Consolidated Financial Statements                    F-4

    Item  2. Management's Discussion and Analysis of Financial Conditions
          and Results of Operations                                           1

PART II - OTHER INFORMATION                                                   5

    Item 1.  Legal Proceedings                                                5

    Item 2.  Changes in Securities                                            5

    Item 3.  Defaults Upon Senior Securities                                  5

    Item 4.  Submission of Matters to a Vote of Security Holders              5

    Item 5.  Other Information                                                5

    Item 6.  Exhibits and Reports on Form 8-K                                 5


SIGNATURES

                        PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements.


                              ASSETS                                       2001
                              ------                                       ----
Current assets:
     Cash                                                             $   6,778
Fixed assets:
     Website Development less accumulated amortization                  180,000
     Property and Equipment less accumulated depreciation                19,627
        Total assets                                                  $ 206,405

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Current liabilities:
     Accrued Expenses                                                 $ 189,004
     Loans Payable                                                      183,586
        Total Liabilities                                               372,590
Minority Interest                                                       276,481
Stockholders' equity:
      Common stock $.001 par value; shares authorized
      50,000,000 issued and outstanding 7,958,030 for 2001                7,958
      Common stock subscriptions receivable                              (2,000)
      Paid-in capital                                                   364,117
      Retained earnings (deficit)                                      (812,741)
        Total stockholders' equity                                     (442,666)
        Total liabilities and stockholders' equity                    $ 206,405

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                         FOR THE PERIOD ENDED JUNE 30,

                                             Three months ended June 30,              Six months ended June 30,
                                               2001             2000                    2001              2000
                                         ---------------   ---------------        ----------------   ---------------
Revenues                                  $        -        $      358              $        -        $      358

Operating Expenses                           122,019           631,195                 194,365           805,076
                                         ---------------   ---------------        ----------------   ---------------

Gain (Loss) from Operations                 (122,019)         (630,837)               (194,365)         (804,718)

Interest Expense (Income)                       (385)            4,688                    (519)            9,375
                                         ---------------   ---------------        ----------------   ---------------

(Loss) before Income Taxes                  (121,634)         (635,525)               (193,846)         (814,093)

Income Taxes                                                                               800               800

Minority Loss allocation                        (156)          (63,372)                   (172)          (67,129)
                                         ---------------   ---------------        ----------------   ---------------

Net income (loss)                         $ (121,478)       $ (572,153)             $ (194,474)       $ (747,764)
                                         ===============   ===============        ================   ===============

Income (Loss) per share:
             Basic and diluted            $    (0.01)       $    (0.06)             $    (0.02)       $    (0.08)
                                         ===============   ===============        ================   ===============

Number of shares used in the per
   share calculation:
             Basic and diluted             8,433,170         8,918,100               8,433,170         8,918,100
                                         ===============   ===============        ================   ===============

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                      STATEMENT OF CASH FLOWS (UNAUDITED)
                       FOR THE SIX MONTHS ENDED JUNE 30,


                                                       2001            2000
                                                 --------------   --------------
Cash flows from operating activities:

  Net income (loss)                               $  (194,474)     $ (747,764)


  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:

      Depreciation and amortization                    24,461          18,902

      Shares issued for service                         3,000

      Increase (Decrease) in due from employees             -          (2,500)

      Increase (Decrease) in accrued expenses          31,241           8,816

      Minority Interest                                   172         (67,129)
                                                 --------------   --------------
        Net cash operating activities                (135,600)       (789,675)
                                                 --------------   --------------

Cash flows used for investing activities:

  (Payments) to acquire property
    and equipment                                           -         (71,826)

  Investment in Website development                         -         (70,000)
                                                 --------------   --------------

        Net cash provided by (used in)
          investing activities                              -        (141,826)
                                                 --------------   --------------

Cash flows from financing activities:

  Proceeds (repayment) of note payables               130,561         185,590

  Proceeds from sale of securities of
    subsidiaries                                            -       1,212,980
                                                 --------------   --------------

        Net cash provided by (used in)
          financing activities                        130,561       1,398,570
                                                 --------------   --------------

Net increase (decrease) in cash and cash
  equivalents                                          (5,039)        467,069

Cash and cash equivalents at beginning of year         11,817           2,462
                                                 --------------   --------------

Cash and cash equivalents at end of year            $   6,778      $  469,531
                                                 ==============   ==============

Supplemental disclosure of cash flow
 information:

        Interest paid                               $     519      $        -
                                                 ==============   ==============

        Income taxes paid                           $     800      $      800
                                                 ==============   ==============


                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000

(1) Summary of Significant Accounting Policies (Continued):

    Principles of Consolidation, Continued:

                             Percent of
             Subsidiary      ownership              Description
             ----------      ---------              ------------

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

                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000

(1) Summary of Significant Accounting Policies (Continued):

    Principles of Consolidation, Continued:

                             Percent of
             Subsidiary      ownership              Description
             ----------      ---------              ------------

    LiquidationBid.com, Inc.    50%    LiquidationBid.com, Inc. (a development
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

                   THREE MONTHS ENDED JUNE 30, 2001 AND 2000

 (1) Summary of Significant Accounting Policies (Continued):

     Basis of Preparation:

        The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The audited consolidated financial statements for the two years ended December 31, 2000 was filed on April 16, 2001 with the Securities and Exchange Commission and is hereby referenced. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


(2) Revenue:

        All revenue is derived from related party transactions.


(3) Subsequent Events:

       On July 2001 the Company sold 910,000 shares of EssTec stock owned by the company for $3,185,000 resulting in a gain of $3,185,000 which was not given effect on this financial statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion and financial statements contained herein are for the three and six month ended June 30, 2001 and 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

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

Results of Operations.

The Company did not generate any revenues in the three or six month periods ended June 30, 2001. Currently, the Company's only cash requirements are for rent and salaries. The following table sets forth, for the periods indicated, selected financial information for the Company:

                                  Three Months Ended    Three Months Ended   Six Months Ended    Six Months Ended
                                     June 30, 2001        June 30, 2000       June 30, 2001       June 30, 2000
                                      (unaudited)          (unaudited)         (unaudited)         (unaudited)
-----------------------------------------------------------------------------------------------------------------
Total Revenue                                  0                 358                   0                 358
Cost of Revenue                                0                   0                   0                   0
                                        --------           ---------            --------            --------
Gross Profit                                   0                 358                   0                 358
                                        --------           ---------            --------            --------
General, Administrative and
 Selling Expenses                        122,019             631,195             194,365             805,076
Income (loss) from Operations           (122,019)           (631,195)           (194,365)           (805,076)
Interest Expense (Income)                   (385)              4,688                (519)               9375
Income (loss) before Taxes              (121,364)           (630,837)           (193,846)           (814,093)
Taxes on Income                                0                   0                 800                 800
Minority loss allocation                    (156)            (63,372)           (194,474)           (747,764)
Net Income (loss)                       (121,478)           (572,153)           (194,474)            (67,129)
-----------------------------------------------------------------------------------------------------------------

Three Months Ended June 30, 2001 as Compared to Three Months Ended June 30, 2000

Revenues.

The Company had no revenues for the three months ended June 30, 2001 and for the three months ended June 30, 2000.

General, administrative, and selling expenses.

The Company incurred costs of $122,019 for the quarter ended June 30, 2001 as compared to $631,195 for the quarter ended June 30, 2000. The decrease is due to the fact that the Company no longer consolidates the financial statements of its former subsidiary EssTec, Inc. since the Company's ownership is less than 50% of the outstanding shares of EssTec, Inc. as of June 30, 2001.

Interest expense.

The Company had no interest income for the three months ended June 30, 2001 of $385 as compared to $4,688 interest expense for the three months ended June 30, 2000. The decrease is due to the settlement of company's debt.

Loss before taxes.

The Company has a loss before taxes and minority interest of $121,364 for the three months ended June 30, 2001 as compared to $630,837 for the three months ended June 30, 2000.

Taxes on income.

Income tax for the three months ended June 30, 2001 and 2000 was $0. The income tax provision was paid in the first quarter. There was no federal income tax in either period as the Company had taxable losses.

Net loss.

The Company had a net loss of $121,478 for the quarter ended June 30, 2001 as compared a net loss of $572,153 for the quarter ended June 30, 2000.

Six Months Ended June 30, 2001 as Compared to Six Months Ended June 30, 2000

Revenues.

The Company had no revenues for the six months ended June 30, 2001 and for the six months ended June 30, 2000.

General, administrative, and selling expenses.

The Company incurred costs of $194,635 for the six months ended June 30, 2001 as compared to $805,076 for the six months ended June 30, 2000. The decrease is due to the fact that the Company no longer consolidates the financial statements of its former subsidiary EssTec, Inc. since the Company's ownership is less than 50% of the outstanding shares of EssTec, Inc. as of June 30, 2001.

Interest expense.

The Company had interest income of $519 for the six months ended June 30, 2001 as compared to $9,375 interest expense for the six months ended June 30, 2000. The decrease is due to settlement of Company's debts by exchanging shares of EssTec, Inc. in the last quarter of 2000.

Loss before taxes.

The Company has a loss before taxes and minority interest of $193,846 for the six months ended June 30, 2001 as compared to $814,093 for the six months ended June 30, 2000.

Taxes on income.

Income tax for the six months ended June 30, 2001 and 2000 was $800. The income tax provision represents minimum income tax for the state of California. There was no federal income tax in either period as the Company had taxable losses.

Net loss.

The Company had a net loss of $194,474 for the six months ended June 30, 2001 as compared a net loss of $67,129 for the six months ended June 30, 2000.

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

The Company owns 17% of EssTec, Inc., formerly Essential Tec, Inc. ("EssTec"), an information technology services Company with an extensive technical labor force in Pakistan. EssTec's software engineers are capable of providing high quality, cost-effective services to clients in a resource-constrained environment. EssTec services include e-Commerce Solutions, e-Procurement applications, auctioning engines, and several other web based solutions. EssTec sells and markets its services and products from its offices based in Woodland Hills, California. On April 21, 2001, the Company exchanged 285,714 shares of its EssTec stock for the return of 1,000,000 of its shares with Samar Khan, and converted $64,000 of debt for 64,000 shares of EssTec. On July 2001, the Company sold 910,000 shares of EssTec stock owned by the Company for $3,185,000 resulting in a gain of $3,185,000.

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

                              CONVERGE GLOBAL, INC.


DATED:  August 8, 2001        By:  /s/ Imran Husain
                                   ----------------
                                   Imran Husain, President, Chief Executive
                                   Officer, and Chief Financial Officer