Form 10QSB/A
period 2001-06-30
CONVERGE GLOBAL INC/CA
filed 2001-08-27
CIK 1078799

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                 FORM 10-QSB/A

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001
                 --------------------------------------------

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          For the transition period from _________ to _______________

                       Commission file number _________

                             CONVERGE GLOBAL, INC.
                             ---------------------

       (Exact name of small business issuer as specified in its charter)

                Utah                                 87-0426858
       ---------------------------         -----------------------------
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

                                      N/A
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [_]

As of July 25, 2001, the number of shares of Common Stock issued and outstanding was 7,958,030.

Transitional Small Business Disclosure Format (check one):
Yes  [_]   No  [X]

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES

                                     INDEX


                                                                         Page
                                                                        Number
                                                                        ------

PART I - FINANCIAL  INFORMATION

         Item 1.  Financial Statements                                F-1 to F-6

         Condensed Consolidated Balance Sheets - June 30, 2001

         Condensed Consolidated Statement of Operations - For the
         three and six months ended June 30, 2001 and 2000                F-2

         Condensed Consolidated Statement of Cash Flows - For the
         three and six months ended June 30, 2001 and 2000                F-3

         Notes to Condensed Consolidated Financial Statements         F-4 to F-6

         Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of Operations               1

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                        5

         Item 2.  Changes in Securities                                    5

         Item 3.  Defaults Upon Senior Securities                          5

         Item 4.  Submission of Matters to a Vote of Security Holders      5

         Item 5.  Other Information                                        5

         Item 6.  Exhibits and Reports on Form 8-K                         5

SIGNATURES                                                                 6

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                                                                                       June 30,
                                             ASSETS                                                       2001
                                             ------                                                       ----
Current assets:
      Cash                                                                                             $   6,778
      Note Receivable                                                                                     10,000
Fixed assets:
      Website Development less accumulated amortization                                                  180,000
      Property and Equipment less accumulated depreciation                                                19,627
         Total assets                                                                                  $ 216,405

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
    Accrued Expenses                                                                                   $ 189,004
    Loans Payable                                                                                        183,586
         Total Liabilities                                                                               372,590
Minority Interest                                                                                        276,481
Stockholders' equity:
    Common stock $.001 par value; shares authorized 50,000,000
    issued and outstanding 7,958,030 for 2001                                                              7,958
    Common stock subscriptions receivable                                                                 (2,000)
    Paid-in capital                                                                                      364,117
    Retained earnings (deficit)                                                                         (802,741)
         Total stockholders' equity                                                                     (442,666)
         Total liabilities and stockholders' equity                                                    $ 216,405

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  FOR THE PERIOD ENDED JUNE 30, 2001 AND 2000

                                                                   Three months ended June 30,          Six months ended June 30,
                                                                     2001               2000             2001              2000
                                                                  -----------       -----------       -----------       -----------
Revenues                                                          $    10,000       $       358       $    10,000       $       358

Operating Expenses                                                    122,019           631,195           194,365           805,076
                                                                  -----------       -----------       -----------       -----------

Gain (Loss) from Operations                                          (112,019)         (630,837)         (184,365)         (804,718)

Interest Expense (Income)                                                (385)            4,688              (519)            9,375
                                                                  -----------       -----------       -----------       -----------

(Loss) before Income Taxes                                           (111,634)         (635,525)         (183,846)         (814,093)

Income Taxes                                                                                                  800               800

Minority Loss allocation                                                 (156)          (63,372)             (172)          (67,129)
                                                                  -----------       -----------       -----------       -----------

Net income (loss)                                                 $  (111,478)      $  (572,153)      $  (184,474)      $  (747,764)
                                                                  ===========       ===========       ===========       ===========


Income (Loss) per share:
             Basic and diluted                                    $     (0.01)      $     (0.06)      $     (0.02)      $     (0.08)
                                                                  ===========       ===========       ===========       ===========

Number of shares used in the per share calculation:
             Basic and diluted                                      8,433,170         8,918,100         8,433,170         8,918,100
                                                                  ===========       ===========       ===========       ===========

                    CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                      STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                  2001                 2000
                                                                             -----------------------------------
Cash flows from operating activities:
 Net income (loss)                                                           $  (184,474)            $  (747,764)

 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                                  24,461                  18,902
   Shares issued for service                                                       3,000
   Increase (Decrease) in due from employees                                          --                  (2,500)
   Increase (Decrease) in accrued expenses and accounts receivables               21,241                   8,816
   Minority Interest                                                                 172                 (67,129)
                                                                              ----------             -----------

    Net cash (used in) operating activities                                     (135,600)               (789,675)
                                                                              ----------             -----------

Cash flows used for investing activities:
  (Payments) to acquire property and equipment                                        --                 (71,826)
  Investment in Website development                                                   --                 (70,000)
                                                                              ----------             -----------

     Net cash provided by (used in) investing activities                              --                (141,826)
                                                                              ----------             -----------

Cash flows from financing activities:
 Proceeds (repayment) of note payables                                           130,561                 185,590
 Proceeds from sale of securities of subsidiaries                                     --               1,212,980
                                                                              ----------             -----------

    Net cash provided by (used in) financing activities                          130,561               1,398,570
                                                                              ----------             -----------

Net increase (decrease) in cash and cash equivalents                              (5,039)                467,069

Cash and cash equivalents at beginning of year                                    11,817                   2,462
                                                                              ----------             -----------

Cash and cash equivalents at end of year                                     $     6,778             $   469,531
                                                                              ==========             ===========

Supplemental disclosure of cash flow information:
 Interest paid                                                               $       519             $        --
                                                                              ==========             ===========
 Income taxes paid                                                           $       800             $       800
                                                                              ==========             ===========

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

               LiquidationBid.com, Inc.         0%                LiquidationBid.com, Inc. (a development stage company) was incorporated on April 8, 1999 in the State of Nevada. The Company
                                                                  was awarded 1,000,000 of the 2,000,000 outstanding shares of
                                                                  LiquidationBid.com, Inc. in exchange for the rights to services.
                                                                  No value has been assigned to these future rights, and therefore, there is no cost basis in this investment. Two of the three board members of LiquidationBid.com, Inc. are officers and stockholders of the Company, thereby demonstrating control over
                                                                  LiquidationBid.com, Inc. As of May 16, 2001, this asset was exchanged for $10,000 due in 120 days.

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


(3)  Subsequent Events:

          In July 2001 the Company sold 910,000 shares of EssTec stock owned by the Company for $3,185,000 resulting in a gain of $3,185,000 which was not given effect on this financial statement.

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

Plan of Operations.

With the winding down of continued development of DesiTV.com and Machmail.com, and the sale of the Company's interest in LiquidationBid.com, the Company's cash requirements for the next twelve months have decreased from approximately $40,000 per month last year to approximately $15,000 per month currently. With a $250,000 line of credit recently granted by a director (see "Certain Relationships and Related Transactions"), the Company should be able to continue its operations for the next twelve months. The Company has also been able to secure $200,000 in convertible debt financing to continue its operations (see "Results of Operations"). While there is no assurance the Company will be successful in raising additional capital, the Company is actively seeking both institutional debt and private equity financing to assure that it will be capable of financing the continuation of the business. Any additional capital raised above and beyond what the Company needs as its monthly expenditure would be used in increasing marketing and sales efforts of the Company's Web sites. Should the Company fail to raise additional funding, it will be forced to curtail its growth, cut back by reducing the number of employees or even cease operations altogether.

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

Results of Operations.

The Company did not generate any revenues in the three or six month periods ended June 30, 2001 other than $10,000 payable in 120 days from May 16, 2001 from the sale of the Company's LiquidationBid.com stock. Currently, the Company's only cash requirements are for rent and salaries. The following table sets forth, for the periods indicated, selected financial information for the
Company:

======================================================================================================================
                                            Three Months        Three Months        Six Months         Six Months
                                                Ended               Ended              Ended              Ended
                                            June 30, 2001       June 30, 2000      June 30, 2001      June 30, 2000
                                             (unaudited)         (unaudited)        (unaudited)        (unaudited)
Total Revenue                                     $   10,000           $    358         $   10,000           $    358
Cost of Revenue                                            0                  0                  0                  0
Gross Profit                                          10,000                358             10,000                358
General, Administrative and Selling                  122,019            631,195            194,365            805,076
Expenses
(Loss) from Operations                              (112,019)          (630,837)          (184,365)          (804,718)
Interest Expense (Income)                               (385)             4,688               (519)             9,375
(Loss) before Taxes                                 (111,634)          (635,525)          (183,846)          (814,093)
Taxes on Income                                            0                  0                800                800
Minority loss allocation                                (156)           (63,372)              (172)           (67,129)
Net Income (loss)                                   (111,478)          (572,153)          (184,474)          (747,764)
======================================================================================================================

Three Months Ended June 30, 2001 as Compared to Three Months Ended June 30, 2000

Revenues.

The Company had revenues of $10,000 for the three months ended June 30, 2001 resulting from the sale of its LiquidationBid.com, Inc. stock and $358 for the three months ended June 30, 2000.

General, administrative, and selling expenses.

The Company incurred costs of $122,019 for the quarter ended June 30, 2001 as compared to $631,195 for the quarter ended June 30, 2000. The decrease is due to the fact that the Company no longer consolidates the financial statements of its former subsidiary, EssTec, Inc., since the Company's ownership is less than 50% of the outstanding shares of EssTec, Inc. as of June 30, 2001.

Interest expense.

The Company had interest income for the three months ended June 30, 2001 of $385 as compared to $4,688 interest expense for the three months ended June 30,2000. The decrease is due to the settlement of the Company's debt.

Loss before taxes.

The Company has a loss before taxes and minority interest of $111,634 for the three months ended June 30, 2001 as compared to $635,525 for the three months ended June 30, 2000.

Taxes on income.

Income tax for the three months ended June 30, 2001 and 2000 were $0. The income tax provision was paid in the first quarter. There was no federal income tax in either period as the Company had taxable losses.

Net loss.

The Company had a net loss of $111,478 for the quarter ended June 30, 2001 as compared to a net loss of $572,153 for the quarter ended June 30, 2000.

Six Months Ended June 30, 2001 as Compared to Six Months Ended June 30, 2000

Revenues.

The Company had revenues of $10,000 for the six months ended June 30, 2001 resulting from the sale of its LiquidationBid.com stock and $358 for the six months ended June 30, 2000.

General, administrative, and selling expenses.

The Company incurred costs of $194,365 for the six months ended June 30, 2001 as compared to $805,076 for the six months ended June 30, 2000. The decrease is due to the fact that the Company no longer consolidates the financial statements of its former subsidiary EssTec, Inc. since the Company's ownership is less than 50% of the outstanding shares of EssTec, Inc. as of June 30, 2001.

Interest expense.

The Company had interest income of $519 for the six months ended June 30, 2001 as compared to $9,375 interest expense for the six months ended June 30,2000. The decrease is due to settlement of Company's debts by exchanging shares of EssTec, Inc. in the last quarter of 2000.

Loss before taxes.

The Company has a loss before taxes and minority interest of $183,846 for the six months ended June 30, 2001 as compared to $814,093 for the six months ended June 30, 2000.

Taxes on income.

Income tax for the six months ended June 30, 2001 and 2000 was $800. The income tax provision represents minimum income tax for the state of California. There was no federal income tax in either period as the Company had taxable losses.

Net loss.

The Company had a net loss of $184,474 for the six months ended June 30, 2001 as compared a net loss of $747,764 for the six months ended June 30, 2000.

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

On April 30, 1999, Converge became a 50% shareholder of LiquidationBid.com, Inc. ("LiquidationBid") whereby Converge holds 1,000,000 shares of common stock of LiquidationBid. Mr. Imran Husain serves as the President and Director of LiquidationBid. As of May 16, 2001, the asset was exchanged for $10,000 payable in 120 days. As of May 17, 2001, the remaining 50% of the shares outstanding was returned to LiquidationBid.com and cancelled.

The Company is a 20% shareholder of MedCom Network, Inc. ("MedCom"), a California corporation which is developing an on-line data base of disease codes which are codes found in the medical industry dictionaries. The Company invested in MedCom by contributing $30,000 in cash for shares of restricted common stock of MedCom. This was an investment made by the Company and the Company's officers and directors have no management involvement in MedCom. As of December 31, 1999, MedCom had no sales and cost of sales resulting in a loss from continuing operations and net loss. The investment in MedCom is recorded at no value in the financial statements as of December 31, 1999 and 2000, as required by the equity method of accounting.

The Company owns approximately 17% of EssTec, Inc., formerly Essential Tec, Inc. ("EssTec"), an information technology services Company with an extensive technical labor force in Pakistan. EssTec's software engineers are capable of providing high quality, cost-effective services to clients in a resource-constrained environment. EssTec services include e-Commerce Solutions, e-Procurement applications, auctioning engines, and several other web based solutions. EssTec sells and markets its services and products from its offices based in Woodland Hills, California. On April 21, 2001, the Company exchanged 285,714 shares of its EssTec stock for the return of 1,000,000 of its shares with Samar Khan, and converted $64,000 of debt for 64,000 shares of EssTec. In July 2001, the Company sold 910,000 shares of EssTec stock owned by the Company for $3,185,000 pursuant to an unsecured note receivable in the future resulting in a gain of $3,185,000.

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

None.

Item 6.  Exhibits and Reports on Form 8-K.

The following documents are filed as part of this report:

1.       The following Exhibits are filed herein:

         10.1 Agreement for the Purchase and Sale of Assets, dated May 16, 2001, between Eric Thiele ("Buyer") and Converge Global, Inc ("Seller")

2.       Reports on Form 8-K filed:         None.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                 CONVERGE GLOBAL, INC.


DATED: August 22, 2001           By: /s/ Imran Husain
                                     -------------------------------------------
                                     Imran Husain, President, Chief Executive
                                     Officer, and Chief Financial Officer