Form 10QSB
period 2001-09-30
CONVERGE GLOBAL INC/CA
filed 2001-11-19
CIK 1078799

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                               ------------------

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from _________ to _______________

                        Commission file number _________

                              CONVERGE GLOBAL, INC.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

                  Utah                                 87-0426858
          --------------------                    --------------------
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

                                       N/A
          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

As of October 15, 2001, the number of shares of Common Stock issued and outstanding was 8,010,430.

Transitional Small Business Disclosure Format (check one):
Yes  [ ]   No  [X]

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I - FINANCIAL  INFORMATION

   Item 1.  Financial Statements (unaudited)                          F-1 to F-6

   Consolidated Balance Sheets - September 30, 2001                      F-1

   Consolidated Statement of Operations - For the three and
   nine months ended September 30, 2001 and 2000                         F-2

   Consolidated Statement of Cash Flows - For the nine months
   ended September 30, 2001 and 2000                                  F-3 to F-5

   Notes to Consolidated Financial Statements                         F-4 to F-7

   Item 2.  Management's Discussion and Analysis of Financial
      Conditions and Results of Operations                                1

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                             5

   Item 2.  Changes in Securities                                         5

   Item 3.  Defaults Upon Senior Securities                               5

   Item 4.  Submission of Matters to a Vote of Security Holders           5

   Item 5.  Other Information                                             5

   Item 6.  Exhibits and Reports on Form 8-K                              6

SIGNATURES                                                                7

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2001

                                                                         2001
                                                                      ---------
                                     ASSETS
                                     ------
Current assets:
   Cash                                                               $  12,286

Fixed assets:
   Website Development less accumulated ammortization (See Note 6)      180,000
   Property and Equipment less accumulated depreciation (See Note 7)     17,906
                                                                      ---------

      Total assets                                                    $ 210,192
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Accrued Expenses (See Note 10)                                     $ 209,074
   Loans Payable (See Note 1 & 11)                                      192,764
                                                                      ---------

      Total Liabilities                                                 401,838
                                                                      ---------

Minority Interest                                                       276,481

Stockholders' equity:
   Common stock $.001 par value; shares authorized 50,000,000
   issued and outstanding 7,933,170 for 2001                              7,933
   Common stock subscriptions recievable                                 (2,000)
   Paid-in capital                                                      364,117
   Retained earnings (deficit)                                         (838,177)
                                                                      ---------

      Total stockholders' equity                                       (468,127)
                                                                      ---------

      Total liabilities and stockholders' equity                      $ 210,192
                                                                      =========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       FOR THE PERIOD ENDED SEPTEMBER 30,

                                                     Three months ended Sept. 30,   Nine months ended Sept. 30,
                                                          2001           2000           2001           2000
                                                      -----------    -----------    -----------    -----------
Revenues (Notes 4 and 10)                             $        --    $   177,695    $    10,000    $   178,053

Cost of Revenues                                               --         61,194             --         61,194
                                                      -----------    -----------    -----------    -----------

Gross Profit                                                   --        116,501         10,000        116,859
                                                      -----------    -----------    -----------    -----------

Operating Expenses                                         25,494        548,915        219,859      1,353,991
                                                      -----------    -----------    -----------    -----------

Gain (Loss) from Operations                               (25,494)      (432,414)      (209,859)    (1,237,132)

Gain on sale of subsidiary stock to related parties            --        425,990             --        425,990

Interest Expense (Income)                                      --          4,687           (519)        14,062
                                                      -----------    -----------    -----------    -----------

(Loss) before Income Taxes                                (25,494)       (11,111)      (209,340)      (825,204)

Income Taxes                                                   --             --            800            800

Minority Loss allocation                                      (33)        16,208           (205)       (50,921)
                                                      -----------    -----------    -----------    -----------

Net income (loss)                                     $   (25,461)   $   (27,319)   $  (209,935)   $  (775,083)
                                                      ===========    ===========    ===========    ===========

Income (Loss) per share:
      Basic and diluted                               $     (0.00)   $     (0.00)   $     (0.02)   $     (0.09)
                                                      ===========    ===========    ===========    ===========

Number of shares used in the per share calculation:
      Basic and diluted                                 8,433,170      8,918,100      8,433,170      8,918,100
                                                      ===========    ===========    ===========    ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                       STATEMENT OF CASH FLOWS (UNAUDITED)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                2001           2000
                                                            -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                        $  (209,935)   $  (775,083)

Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and ammortization                                26,182         46,536
   Increase in Recievable                                                      (77,742)
   Shares issued for service                                      3,000
   Increase (Decrease) in due from employees                         --         (9,358)
   Increase (Decrease) in accrued expenses and a/r               50,456         (6,056)
   Minority Interest                                                205        (50,921)
                                                            -----------    -----------

      Net cash (used in) operating activities                  (130,092)      (872,624)
                                                            -----------    -----------

Cash flows used for investing activities:
   (Payments) to acquire property and equipment                               (110,881)
   Investment in Website development                                 --        (70,000)
                                                            -----------    -----------

      Net cash provided by (used in) investing activities            --       (180,881)
                                                            -----------    -----------

Cash flows from financing activities:
   Proceeds (repayment) of note payables                        130,561       (328,651)
   Proceeds from sale of securities of subsidiaries                  --      1,516,981
                                                            -----------    -----------

      Net cash provided by (used in) financing activities       130,561      1,188,330
                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents                469        134,825

Cash and cash equivalents at beginning of period                 11,817          2,462
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $    12,286    $   137,287
                                                            ===========    ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.


Supplemental disclosure of cash flow information:

      Interest paid                                         $       519    $        --
                                                            ===========    ===========

      Income taxes paid                                     $       800    $       800
                                                            ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:

      Services rendered in exchange for common stock        $        --    $   425,990
                                                            ===========    ===========

      Issuance of options under stock option plan           $        --    $        --
                                                            ===========    ===========

      Exercise of options under stock option plan           $        --    $        --
                                                            ===========    ===========

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS.

                     CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

(3)  SUBSEQUENT EVENTS:

On October 5, 2001 the Company sold 800,000 shares of EssTec stock owned by the Company for $80,000 resulting in a gain of $80,000 which was not given effect on this financial statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion and financial statements contained herein are for the three and nine months ended September 30, 2001 and 2000. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements of the Company included herewith.

OVERVIEW.

The Company's business is focused in the globally emerging electronic commerce ("e-commerce") industry.

PLAN OF OPERATIONS.

With the winding down of continued development of LiquidationBid.com, DesiTV.com, and Machmail.com, the Company's cash requirements for the next twelve months have decreased from approximately $40,000 per month last year to approximately $15,000 per month currently. With a $250,000 line of credit granted by a director (see "Liquidity and Capital Resources"), the Company should be able to continue its operations for the next twelve months. However, due to the downturn in the website development and e-commerce industry, the Company has begun to seek candidates in other industries for potential merger, acquisition, or joint venture (collectively, a "business combination"). The Company is targeting other technology companies for a potential business combination, but will consider any candidate with the potential for or actual revenue generation. There can be no assurance that the Company will be successful in locating a suitable business combination candidate nor in completing a business combination. Should the Company fail to locate and complete a business combination, the Company believes that it will not generate any revenues and it will be forced to curtail its growth, cut back by reducing the number of employees or even cease operations altogether.

The Company does not anticipate any new research and development to be conducted in the near future. The Company does not anticipate any purchase or sale of plant and/or equipment nor does the management anticipate any increase in the number of employees.

RESULTS OF OPERATIONS.

The Company did not generate any revenues in the three or nine month periods ended September 30, 2001. Currently, the Company's only cash requirements are for rent and salaries. The following table sets forth, for the periods indicated, selected financial information for the Company:

========================================================================================================
                                              THREE MONTHS   THREE MONTHS    NINE MONTHS    NINE MONTHS
                                                  ENDED          ENDED          ENDED          ENDED
                                              SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                  2001           2000           2001           2000
                                               (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Total Revenue                                  $       -0-    $   177,695    $    10,000    $   178,053
Cost of Revenue                                        -0-         61,194            -0-         61,194
Gross Profit                                           -0-        116,501         10,000        116,859
General, Administrative and
   Selling Expenses                                 25,494        548,915        219,859      1,353,991
(Loss) from Operations                            (25,494)      (432,414)      (209,859)    (1,237,132)
Interest Expense (Income)                              -0-          4,687          (519)         14,062
(Loss) before Taxes                               (25,494)       (11,111)      (209,340)      (825,204)
Taxes on Income                                        -0-            -0-            800            800
Minority loss allocation                              (33)         16,208          (205)       (50,921)
Net Income (loss)                                 (25,461)       (27,319)      (209,935)      (775,083)
========================================================================================================

THREE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES.

The Company had no revenues for the three months ended September 30, 2001 as compared to $177,695 in revenues for the three months ended September 30, 2000. The lack of revenues is due to the discontinuance of marketing Digitalmen.com, the Company's sole remaining website due to the downturn in the industry.

GENERAL, ADMINISTRATIVE, AND SELLING EXPENSES.

The Company incurred costs of $25,494 for the quarter ended September 30, 2001 as compared to $548,915 for the quarter ended September 30, 2000. The decrease is due to the fact that the Company no longer consolidates the financial statements of its former subsidiary, EssTec, Inc., since the Company's ownership is less than 50% of the outstanding shares of EssTec, Inc., as well as the Company's discontinuance of development, maintenance, and marketing of its websites in order to conserve resources.

INTEREST EXPENSE.

The Company had no interest income or expense for the three months ended September 30, 2001 as compared to $4,687 interest expense for the three months ended September 30,2000. The decrease is due to the settlement of the Company's debt.

LOSS BEFORE TAXES.

The Company has a loss before taxes and minority interest of $25,494 for the three months ended September 30, 2001 as compared to $11,111 for the three months ended September 30, 2000.

TAXES ON INCOME.

Income tax for the three months ended September 30, 2001 and 2000 was $0. The income tax provision was paid in the first quarter. There was no federal income tax in either period as the Company had taxable losses.

NET LOSS.

The Company had a net loss of $25,461 for the quarter ended September 30, 2001 as compared to a net loss of $27,319 for the quarter ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES.

The Company had $10,000 in revenues for the nine months ended September 30, 2001 as compared to revenues of $178,053 for the nine months ended September 30, 2000. The lack of revenues is due to the discontinuance of marketing Digitalmen.com, the Company's sole remaining website due to the downturn in the industry. The $10,000 in revenues for the nine months ended September 30, 2001 was derived from the sale of the Company's LiquidationBid.com stock on May 16, 2001.

GENERAL, ADMINISTRATIVE, AND SELLING EXPENSES.

The Company incurred costs of $219,859 for the nine months ended September 30, 2001 as compared to $1,353,991 for the nine months ended September 30, 2000. The decrease is due to the fact that the Company no longer consolidates the financial statements of its former subsidiary EssTec, Inc. since the Company's ownership is less than 50% of the outstanding shares of EssTec, Inc., as well as the Company's discontinuance of development, maintenance, and marketing of its websites in order to conserve resources.

INTEREST EXPENSE.

The Company had interest income of $519 for the nine months ended September 30, 2001 as compared to $14,062 interest expense for the nine months ended September 30,2000. The decrease is due to settlement of Company's debts by exchanging shares of EssTec, Inc. in the last quarter of 2000.

LOSS BEFORE TAXES.

The Company has a loss before taxes and minority interest of $209,340 for the nine months ended September 30, 2001 as compared to $825,204 for the nine months ended September 30, 2000.

TAXES ON INCOME.

Income tax for the nine months ended September 30, 2001 and 2000 was $800. The income tax provision represents minimum income tax for the state of California. There was no federal income tax in either period as the Company had taxable losses.

NET LOSS.

The Company had a net loss of $209,935 for the nine months ended September 30, 2001 as compared a net loss of $775,083 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES.

In January 1999, the Company  concluded an offering under Rule 504 of Regulation
D. In this offering the Company raised $25,000 and also issued 2,000,000 options to purchase shares of its common stock at an exercise price of $0.10 each. These options were exercised on March 30, 1999, May 7, 1999, and September 1999, raising an additional $200,000.

On May 5, 1999, the Company executed a promissory note with the holder Verifica International, Ltd. in the amount of $250,000. The note paid an annual interest rate of 7.5% on the outstanding balance and was due on April 15, 2002. The Company settled the note by exchanging 250,000 shares of its common stock of EssTec, at $1.00 per share.

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

The Company foresees a variety of methods for diversifying its operations and pursuing its strategic and business objectives without pulling badly needed capital from its on-going operations, or incurring onerous overhead and financing obligations. These options include mergers, acquisitions, licenses, joint ventures, and even counter-trade (technologies for technologies) mechanisms as part of this diversification methodology. The Company has not yet engaged in any of these options as of the date of this filing, but is actively pursuing such options. There can be no assurance that the Company can find adequate partners for any of these alternatives. In the event the Company is unable to implement such alternative methods of generating revenues, the operation of the business would be severely and adversely affected.

The Company does not believe that inflation has had a significant impact on its operations since inception of the Company.

SUBSIDIARIES.

Digitalmen.com, Inc. is a majority owned subsidiary of Converge. Digitalmen.com is a portal site geared towards men's interests. The target group ranges from ages 18 to 45 with interests in finance, travel, entertainment, fashion and electronics.

Converge was a 50% shareholder of LiquidationBid.com, Inc. ("LiquidationBid"). However, on May 16, 2001, Converge sold its LiquidationBid shares.

Converge is a 20% shareholder of MedCom Network, Inc. ("MedCom") which is developing an on-line data base of disease codes which are codes found in the medical industry dictionaries. The Company invested in MedCom by contributing $30,000 in cash for shares of restricted common stock of MedCom. As of December 31, 2000, MedCom had no sales and cost of sales resulting in a loss from continuing operations and net loss. The investment in MedCom is recorded at no value in the financial statements as of December 31, 1999 and 2000, as required by the equity method of accounting.

The Company formerly owned approximately 35% of EssTec, Inc. ("EssTec"), an information technology services Company with an extensive technical labor force in Pakistan. EssTec's services include e-Commerce Solutions, e-Procurement applications, auctioning engines, and several other web based solutions. In July 2001, Converge sold 910,000 shares of EssTec stock owned by it for $3,185,000 pursuant to an unsecured note receivable in the future. However, on September 27, 2001, this sale was cancelled. On October 1, 2001, Converge converted $135,000 of debt owed to an officer and director for 918,514 shares of its EssTec stock and forgiveness of $43,149 of the remaining debt. On October 5, 2001, Converge sold all of its remaining shares of EssTec (800,000 shares) pursuant to an unsecured note receivable in the future resulting in a gain of $80,000; upon closing of this transaction, the Company will no longer own any shares of EssTec.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In early  September,  2001,  the Company  became aware that a complaint had been filed on September 4, 2001 in Orange County Superior Court, case number 01CC11333, against the Company, Imran Husain, Bekam Investments, Ltd. ("Bekam"), and Shogun Investments, Ltd. ("Shogun") by Interactive Business Channel, Inc. ("IBC"). The Complaint revolves around an agreement for services, dated January 18, 1999, between the Company and IBC wherein the Company agreed to pay 100,000 of its shares to IBC in exchange for services. The Company subsequently cancelled the 100,000 shares due to non-performance of IBC. The Company and IBC then entered into a settlement agreement, dated January 11, 1999, granting IBC 28,000 shares which could be bought back by the Company, Shogun or Bekam at $1.00 per share. Bekam bought back 8,000 shares, paying IBC $8,000 and allowing IBC to retain 20,000 shares. However, IBC's complaint seeks $150,000 for services rendered, and $28,000 for the shares; as well as attorneys fees, general damages, consequential damages, exemplary damages, disgorgement, punitive damages, and compensatory damages, all according to proof. The Company believes the complaint is meritless and will defend itself in this action if and when served. The Company has not yet been served with the complaint and, as such, no action on the part of the Company is required at this point.

To the best knowledge of management, there is no other material litigation pending or threatened against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

1.   The following Exhibits are filed herein:

     10.1 Debt Conversion and Forgiveness Agreement, dated October 1, 2001, between Imran Husain and Converge Global, Inc.

     10.2 Stock Purchase Agreement and Unsecured Promissory Note, dated October 5, 2001, between Ucino Finance Limited and Converge Global, Inc.

2.   Reports on Form 8-K filed:    None.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, duly authorized.

                                    CONVERGE GLOBAL, INC.


DATED:     November 15, 2001        By: /s/ Imran Husain
      ---------------------------       --------------------------------
                                        Imran Husain, President, Chief Executive
                                        Officer, and Chief Financial Officer