Form 10KSB
period 2001-12-31
CONVERGE GLOBAL INC/CA
filed 2002-04-15
CIK 1078799

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

                                  OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                   Commission file number 000-27267

                        CONVERGE GLOBAL, INC.
                   --------------------------------
        (Exact name of registrant as specified in its charter)


              Utah                         65-1030068
              ----                         ----------

 (State or Other Jurisdiction   (IRS Employer Identification
       of Incorporation)        Number)


          29 Southeast 5th Street, Boca Raton, Florida 33432
               ----------------------------------------
     (Address of Principal Executive Offices, Including Zip Code)

                           (888) 999-3929
                        ---------------------
           (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:

                                 None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value

                           (Title of Class)

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                          YES [X]   NO [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues (loss) for its most recent fiscal year was ($317,086).

     The aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a April 10, 2002 was $6,582,800.

     At April 10, 2002 there were 39,940,430 shares of the Registrant's Common Stock outstanding.

                          TABLE OF CONTENTS


                               PART I.

Item 1.   Description of Business.

Item 2.   Description of Property.

Item 3.   Legal Proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

                               PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Item 7.   Financial Statements.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

                               PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation.

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

Item 12.  Certain Relationships and Related Transactions.

Item 13.  Exhibits, List and Reports on Form 8-K.


Signatures

PART I.

Item 1.   Description of Business.

BACKGROUND

     We were incorporated under the laws of the State of Utah, on October 4, 1985, under the name of Mormon Mint, Inc. In 1998, we changed our name to Capital Placement Specialists, Inc. Pursuant to an Acquisition Agreement dated January 5, 1999, Bekam Investments, Ltd. ("Bekam") acquired 100% of our outstanding common shares.
Bekam subsequently spun us off by distributing our shares to select investors of Bekam. We then changed our name to Converge Global, Inc.

     Our business had been focused in the electronic commerce ("e-commerce") industry, and we sought to develop specialty websites catering to niche market segments, as well as building a market that would provide complete e-commerce solutions to other businesses. However, our efforts proved unsuccessful, and we have discontinued development and operation of DigitalMen.com, LiquidationBid.com, DesiTV.com, and Machmail.com web sites. Due to downturn and other substantive changes in the web site and internet industry, we sought to pursue opportunities in the technology sector.

     On March 25, 2002, we acquired all of the issued and outstanding shares of TeleWrx, Inc., a Florida corporation ("Telewrx"), a formerly unaffiliated development stage entity that intends to specialize in the sale and marketing of telecommunications products and services through the utilization of network marketing. TeleWrx hopes to become a significant force in the telecommunications industry, however no assurance can be provided that TeleWrx will be successful in such undertaking. TeleWrx plan of operation combines the power of network marketing with technologically advanced telecommunications services, and seeks to have direct sales agents engaged by TeleWrx sell its services from a home-based business and earn commission and residual income. Telewrx believes that this powerful sales strategy will allow it to position itself as a leader the market, however no assurance can be provided that such strategy will prove successful. TeleWrx expects to offer residential and small business services that include long-distance, wireless long-distance, internet dialup (56K), calling card, toll-free service, wireless services including WAP (wireless application protocol) devises and enhanced services such as "follow me" and nationwide "one number" services. TeleWrx believes that home-based businesses have enjoyed explosive growth and that its strategy to utilize such businesses will fuel it ability to service the expanding markets within the telecommunications industry.

     Our acquisition of TeleWrx was accomplished pursuant to a Stock Exchange Agreement dated March 21, 2002 (the "Stock Exchange Agreement") between us and the owners of all of the issued and outstanding common stock of TeleWrx (the "TeleWrx Shareholders"), and as a result of the conclusion of the transaction contemplated by the Stock Exchange Agreement (the "Stock Exchange Transaction"), Telewrx is now our wholly owned subsidiary. We exchanged 31,900,000 shares of our $.001 par value common stock for all of the issued and outstanding shares of TeleWrx. We and the TeleWrx Shareholders engaged in arms length negotiations to determine the relative value of the consideration associated with the Stock Exchange Transaction.
 Since the Stock Exchange Agreement provided solely for the issuance of our common shares from our authorized but unissued capital in exchange for all of the issued and outstanding common stock of TeleWrx held by the TeleWrx Shareholders, no funds, other than the funds necessary to pay the costs incurred by us in connection with undertaking the Stock Exchange Transaction, were required by us. We intend to conduct the operations of TeleWrx in the same manner as operations were conducted prior to our acquisition of TeleWrx.

     Prior to the consummation of the Stock Exchange Transaction, there was no material relationship between TeleWrx or any of the TeleWrx Shareholders and us or any of our affiliate, directors or officers, or any associate of any of our directors or officers.

     Our Internet address remains: www.convergecom.com.


BUSINESS OF TELEWRX

     TeleWrx intends to offer residential and small business long-distance, Wireless long-distance, Internet dialup (56K), calling cards, toll-free service, wireless services including WAP (wireless application protocol) devises and enhanced services such as "follow me" and nationwide "one number" services. TeleWrx believes that home-based businesses are experiencing explosive growth and that this growth will be lead to expanding markets in the telecommunications industry.

     TeleWrx has recently forged relationships with telecommunications industry and technology leaders so that it may have the ability to offer its agents and consumers cutting edge services at the most competitive prices. TeleWrx recently signed an exclusive sales and marketing agreement with Orbit Canada ("Orbit") to offer Orbit's VOIP (voice over internet protocol) long distance service, as well as, Internet dialup in the U.S. and Canada.
TeleWrx is presently negotiating an agreement to become an agent for a nationwide wireless service. Additionally, TeleWrx is negotiating an agreement with Unified Arts LLC, whereby Unified Arts LLC will provide telecommunication, wireless and web-based technologies which will allow users to access and control all types of messages from almost any communications device. Users can direct all calls to any cell phone, home phone, business phone or to all phones to ensure a call does not get missed. All messages can be accessed from a centralized mailbox by phone or through the Internet. TeleWrx expects to provide the best products with the best prices and offer those products through home based sales agents. TeleWrx intends to provide its sales agents with a competitive package of communications products that will attract consumers to the TeleWrx products, thereby enabling long term customer retention.

     TeleWrx believes that the telecommunications industry is sufficiently large to support a new and, hopefully, more competitive provider. TeleWrx expects that new products such as Voice Over IP technology, dynamic unified messaging applications, as well as, a wireless PDA application will differentiate the Company from the competition, and that the unique combination of telecommunications and Internet services, along with advanced technology will help entrench TeleWrx in the telecommunications and network marketing industries.

TeleWrx Understands it has obstacles to overcome.

     As with any development stage business, the start up phase is often the most difficult.

     TeleWrx cannot depend on price alone to establish itself in the industry, consumers must accept and utilize the technology TeleWrx expects to provide. TeleWrx will have to compete with bigger and more successful carriers in order to acquire market share, and it will have to be able to keep up with the explosive growth it expects to creates.

The Opportunity for TeleWrx

     There are 104 Million households in the TeleWrx target market. TeleWrx is seeking to attain a 1/4 of one percent market share after it second year of operation. If successful, such market share represents annual revenues of $250 million dollars. No assurance, however, can be provided that TeleWrx will be successful in attaining such a market share or any market share at all. The telecommunications industry worldwide was estimated to reach $950 billion dollars in revenue for the year 2001 and exceed $1.9 trillion by year-end 2004. It is an industry that continues to enjoy double-digit growth and seems oblivious to economic conditions. In fact, it appears to be one of the few industries that can prosper in an economic downturn. The United States is primarily responsible for the explosive growth in the telecommunications industry.

     TeleWrx believes that its marketing techniques and technology applications are unique to the industry, and that consumer loyalty can be achieved with straightforward, honest marketing and competitive pricing. TeleWrx expects to offer its products at prices below its competition, but anticipated that its margin of profitability will remain significant. Because TeleWrx expects to be a reseller of products and services, the traditional costs and expenses attributable to others in the industry are applicable to TeleWrx. Likewise, by utilization of network marketing, distributor fees make a significant contribution to the revenue potential of TeleWrx. TeleWrx, through its exclusive agreement with Orbit Canada and its partners, intends to market and sell long distance (VoIP) and Internet dialup at rates far below traditional those traditionally offered as a result of the technologically advanced ability to carry long distance calls over the Internet. TeleWrx believes that the utilization of network marketing which incorporates the principal of "Friend to Friend" selling and an otherwise straightforward sales approach will allow it to more quickly acquire market share and achieve profitability.

     The TeleWrx marketing and advertising campaign is designed to dispel what it believes to be traditional deceptive practices utilized in the telecommunications industry; it intends to tell the truth and to educate the consumer. Likewise, TeleWrx will utilize the same straightforward no nonsense approach with its wireless and Internet offerings. TeleWrx will eliminate the "games" and "gimmicks" and will offer the lowest priced, highest quality telecommunications services available matched with superior customer service and the power of network marketing. This combination, TeleWrx believes, will help TeleWrx achieve a significant market share in the telecommunications industry and generate significant revenue.

     TeleWrx expects to offer its distributors a unique opportunity and a first in network marketing. Through distributors personal TeleWrx websites, they will be able to retrieve valuable data (down-line reports, commission reports and customer status reports. Further, TeleWrx will offering the opportunity to dedicated professionals to manage their business away from home via a wireless PDA (personal digital assistant). This unique sales tool is designed to allow our distributors to better manage the success of their enterprise and take their home-based business out of the home and on the road. This wireless devise will allow them to check commissions, access forms and documents and even sign-up new agents and customers without paper or pen! TeleWrx believes that this concept is a first in network marketing.

     TeleWrx is seeking the acquisition of start-up capital and expects to be in a position to launch its network at the end of the second quarter of 2002. TeleWrx will utilize its highly visible management team to create awareness of TeleWrx and to give it an edge on the competition.

Telecommunications and Network Marketing

     Hundreds of companies in different industries have utilized network marketing to successfully market their products and services. But when it comes to network marketing in the telecommunications industry, there are some unique stories.

     TeleWrx has engaged the services of TeleWrx-Marketing LLC ("T-Wrx Marketing"). T-Wrx Marketing is headed by Steven D. Campbell. Mr. Campbell bring his organization of professional network marketers to T-Wrx Marketing. Over the past 10 years, Mr. Campbell and his organization have enjoyed success in the building and development of several network marketing companies, including significant success in the area of telecommunications through the launch of and acquisition of 268,000 customers for I-Link in 1997. T-Wrx Marketing will lead the TeleWrx national kick-off and expects to leverage their marketing power by contacting the thousands of individuals that are a part of Mr. Campbell's marketing organization, as well as, their tens of thousands of loyal customers. T-Wrx Marketing will work closely with the TeleWrx to develop sales, marketing and compensation plans aimed at attracting new agents and customers, as well as, creating profitability for TeleWrx.

     TeleWrx believes that the five key elements to its success are: the unprecedented management it expects to assemble, the range of products and services offered and their prices, the cutting edge technology expected to be included as a part of its network marketing, the aggressive compensation and residual income plan expected to be offered to its marketing agents and an honest, straight forward marketing approach aimed toward the consumer.

     The concept of network marketing is to allow individuals to make the choice to work for themselves while working for others. Home based business owners seek to change their lives by seeking the opportunity to shape their future and to control their destiny. TeleWrx will offer its distributors what it believes is a unique opportunity and a first in network marketing. Through their personal TeleWrx websites, they will be able to retrieve valuable data and via a wireless PDA (personal digital assistant) they will have the opportunity to manage their business away from home.

Product Line Expansion

     TeleWrx expects to initially offer the following services: residential and small business long distance (VoIP), calling cards
(VoIP), FREE unlimited Internet Access, wireless services and enhanced services such as "follow me" and "one number." TeleWrx wants to be able to offer the lowest priced, highest quality services to its customers and its sales agents. In an effort to keep TeleWrx and its customers and agents on the cutting edge of technology, TeleWrx expects to introduce additional technologically advances services into its product line as it becomes available, provided that those advances are able to meet the stringent criteria we expect to establish. Our goal will remain the same, to offer our customers and distributors technologically advanced services at prices that clearly reflect an honest value.

Competition

     The continuing deregulation of the telecommunications industry and technological change has resulted in a business environment that is increasingly information intensive. For example, technological advances, including rapid growth of the Internet, the increased use of packet switching technology for voice communications, and the growth of multimedia applications, are expected to result in substantial growth in the high-speed data services market. TeleWrx believes that regulatory, technological, marketing and competitive trends have substantially expanded its opportunities in the converging voice and data communications services markets.

     TeleWrx expects that Competitive Local Exchange Carriers (a "CLEC") with operating and marketing expertise will be able to offer a full range of telecommunications services, including local and long distance calling, toll-free calling, custom calling features, data services, and Internet access and services. Telecommunications companies with an established base of long distance customers may have an opportunity to sell additional services to such customers. TeleWrx has observed that RBOCs and the Tier I carriers (carriers with annual revenues in excess of $5 billion), primarily concentrate their sales and marketing efforts on residential and large business customers. TeleWrx, therefore, believes there is a significant market opportunity with respect to small and medium-sized businesses and that customer service may be a significant part of the buying decision of those businesses.

     TeleWrx will operate in a highly competitive industry, and it expects that competition will continue to intensify in the future due, among other things, to regulatory changes and the increases in the size, resources, and number of market participants. In each of its anticipated markets, TeleWrx will face intense competition from larger, better capitalized Tier I and Tier II providers, ILECs and CLECs. While new business opportunities may be made available to TeleWrx as a result of changes in federal law and other federal and state regulatory initiatives, TeleWrx anticipates that regulators are likely to provide ILECs with an increased degree of flexibility with regard to pricing of their services as competition increases.

     Competition for the products and services expected to be offered by TeleWrx is based upon price, quality, the ability to bundle services, name recognition, network reliability, service features, billing services, perceived quality and responsiveness to the needs of customers. TeleWrx believes that it will have certain advantages relating to price, quality, customer service and responsiveness to customer needs, there is no assurance that opinion of TeleWrx is accurate or that if it is, that TeleWrx will be able to maintain any such advantage. A continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors. Many, if not all, of the existing and potential competitors of TeleWrx have financial, technical, and other resources that are significantly greater than those of TeleWrx. In addition, in December, 1997, the Federal Communications Commission (the "FCC") issued rules to implement the provisions of the World Trade Organization Agreement on Basic Telecommunications, which was drafted to liberalize restrictions on foreign ownership of domestic telecommunications companies and to allow foreign telecommunications companies to enter domestic markets. The new FCC rules went into effect in February, 1998 and are expected to make it substantially easier for many non-United
States telecommunications companies to enter the United States market, thereby further intensifying competition. The new rules will, also, offer non-United States individuals and corporations a greater opportunity to invest in United States telecommunications companies, thereby increasing the financial and technical resources potentially available to existing and potential competitors of TeleWrx.

Competition in the Long Distance Market

     The long distance telecommunications market is intensively competitive and is affected by the introduction of new services by, and the market activities of, major industry participants. TeleWrx will be required to compete against various national and regional long distance carriers, including both facilities-based providers and switchless resellers offering essentially the same services as TeleWrx. In addition, TeleWrx anticipates significant competition from ILECs including, when authorized, RBOCs. The success of TeleWrx will depend, in part, upon its ability to provide high quality services at prices competitive with, or lower than, those charged by its competitors. In addition, a high level of customer attrition has characterized the long distance industry. Such attrition is attributable to a variety of factors, including initiatives of competitors as they engage in advertising campaigns, marketing programs, and the provision of cash payments or other incentives to customers. End users are often not obligated to purchase any minimum usage amount and can discontinue service without penalty at any time. TeleWrx expects that its business may be substantially affected by such attrition.

     Tier I providers and other carriers have implemented new price plans aimed at residential customers with significantly simplified rate structures, which may have the impact of lowering overall long distance prices. There can also be no assurance that long distance carriers will not make similar offerings available to the small to medium-sized businesses, the primarily target customer of TeleWrx. Although TeleWrx believes that small and medium-sized business customers are not aggressively targeted by large long distance providers, such as the Tier I providers, there can be no assurance that such philosophy will continue in the future. Additional pricing competition may come from IP transport, which is a developing use of packet-switched technology which can transmit voice communications at a cost which may be below that of traditional circuit-switched long distance service. While IP transport is not yet available in all areas and requires the dialing of additional digits and, generally, produces sound quality inferior to traditional long distance service, it could eventually be perceived as a substitute for traditional long distance service. If this were to occur, additional pricing pressure on long distance rates can be expected. Any reduction in long distance prices can be expected to have a material adverse effect on the anticipated business of TeleWrx.

     Some of the major suppliers of services to TeleWrx will be principal competitors. TeleWrx expects to link its switching equipment with transmission facilities and services purchased or leased from these suppliers, and it also expects to resell services obtained from these suppliers. There can be no assurance that these suppliers will continue to offer services to TeleWrx at competitive rates or on attractive terms, if at all, and any failure to do so can be expected to have a material adverse effect on the business of TeleWrx.

Employees

     We have approximately 4 full-time employees, inclusive of its executive officers. Our plans regarding the to hiring of any additional employees depends upon the development of our business plan and our financial position, existing from time to time.

Item 2.   Description of Property.

     Our registered corporate office is located at 29 Southeast 5th Street, Boca Raton, Florida 33432 and our telephone number at that office is (888) 999-3929. We do not presently pay rent for the use of the facilities in Florida.

Item 3.   Legal Proceedings.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

                               PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     Our common stock is currently traded through the over-the-counter market on the National Association of Securities
Dealers, Inc. Bulletin Board ("NASD Bulletin Board") under the symbol "CVRG".

     Limited trading of our common stock has occurred over the past several years.

     The following table set forth below lists the range of high and low bids for our common stock for each fiscal quarter for the last two fiscal years as reported by NASD Bulletin Board. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.


Bids for Common Stock as Reported by NASD Bulletin Board

Period Ended December 31, 2000     High        Low

First Quarter                      $4.000      $1.750

Second Quarter                     $6.000      $1.000

Third Quarter                      $3.750      $1.000

Fourth Quarter                     $2.500      $0.125

Period Ended December 31, 2001

First Quarter                      $1.093      $0.125

Second Quarter                     $1.100      $0.150

Third Quarter                      $0.470      $0.170

Fourth Quarter                     $0.250      $0.025


     As of April 10, 2002, the average of the closing bid and asked price for our common stock as reported by the NASD Bulletin Board was $1.315. As of April 10, 2002, we had approximately 95 shareholders of record.

     We have never paid a cash dividend on our common stock. It is our present policy to retain earnings, if any, to finance the development and growth of our business. Accordingly, we do not anticipate declaring any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     (a) During the first quarter of our 2002 fiscal year, we issued 31,900,000 shares of our common stock in connection with our acquisition of TeleWrx, Inc. We made such issuances in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Such transaction has been previously reported in our 8K filed April 8, 2002.

     (b) During the second quarter of our 2000 fiscal year, our subsidiary, Digitalmen.com, Inc. issued 2,000,000 shares of its common stock and 1,000,000 warrants to acquire its common stock to Accredited Investors (as such term is defined in Rule 501 under Regulation D of the Securities Act)to purchasers thereof without registration under the Securities Act in reliance upon Rule 506 under Regulation D of the Securities Act for aggregate consideration of approximately $440,000.00 ("Offering One"). We paid no placement fees in connection with Offering One.

     (c) On March 25, 2002, we issued warrants (the "Warrants") to purchase an aggregate of 3,000,000 shares of our common stock to a limited number of Accredited Investors (as such term is defined in Rule 501 under Regulation D of the Securities Act)to purchasers thereof without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) thereunder ("Offering Two"). We paid no placement fees in connection with Offering Two. In connection with Offering Two:

     (i) we sold certain Warrants (the "A Warrants")for aggregate consideration of $5,000. The A Warrants are dated March 25, 2002 and permit the holders thereof to acquire, on or before April 30, 2005, 1,000,000 shares our common stock at an exercise price of $1.00 per share. In connection with the A Warrants we executed registration rights agreements (the "A Warrants Registration Agreements") with the purchasers of the A Warrants, and the A Warrants Registration Agreements obligate us to file a registration statement, within 90 days after March 25, 2002, as to our shares of common stock that underlie the A Warrants. We expect to file a registration statement under the Securities Act with respect to all of our shares of our common stock that underlie the A Warrants.

     (ii) we sold certain Warrants (the "B Warrants")for aggregate consideration of $5,000. The B Warrants are dated March 25, 2002 and permit the holders thereof to acquire, on or before April 30, 2005, 1,000,000 shares our common stock at an exercise price of $1.50 per share. In connection with the B Warrants we executed registration rights agreements (the "B Warrants Registration Agreements") with the purchasers of the B Warrants, and the B Warrants Registration Agreements obligate us to file a registration statement, within 90 days after March 25, 2002, as to our shares of common stock that underlie the B Warrants. We expect to file a registration statement under the Securities Act with respect to all of our shares of our common stock that underlie the B Warrants.

     (iii) we sold certain Warrants (the "C Warrants")for aggregate consideration of $5,000. The C Warrants are dated March 25, 2002 and permit the holders thereof to acquire, on or before April 30, 2005, 1,000,000 shares our common stock at an exercise price of $2.00 per share. In connection with the C Warrants we executed registration rights agreements (the "C Warrants Registration Agreements") with the purchasers of the C Warrants, and the C Warrants Registration Agreements obligate us to file a registration statement, within 90 days after March 25, 2002, as to our shares of common stock that underlie the C Warrants. We expect to file a registration statement under the Securities Act with respect to all of our shares of our common stock that underlie the C Warrants.

     Each of the parties to whom securities were or will be issued in connection foregoing, made or will have made an informed investment decision based upon negotiation with the with us and was provided with or will be provided with an appropriate offering document or other information, as well as, access to material information regarding us. We believe that all purchasers of our securities or the securities of our subsidiary had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities or the securities of our subsidiary. All certificates representing the shares issued pursuant to the foregoing bear or will bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this report.

OVERVIEW

The Company's business has been focused in the globally emerging electronic commerce ("e-commerce") industry.

Plan of Operations

     The Company's operations had historically be focused on development of unique e-commerce solutions with specific emphasis on audio and video delivery over the internet. Due to the downturn of the web development business, we have continued to wind down our operations through the third and forth quarters of 2001, and we began to seek candidates in other industries for a potential merger, acquisition, or joint venture transaction. We targeted other technology companies, but focused on candidates that offered us a potential for the generation of revenue. As a result, we acquired TeleWrx, Inc.

     Due to the lack of operating capital and the diminished prospects of certain aspects of the internet industry, we terminated all of our development activities as to LiquidationBid.com, DesiTV.com, and Machmail.com. Without consideration of the cash requirements associated with the proposed operations of TeleWrx, our cash requirements for the next twelve months have decreased from approximately $40,000 per month during our 2000 fiscal year to approximately $2,000 per month during our 2001 fiscal year. Without consideration of the cash requirements of TeleWrx, we expect to be able to continue our operations for the next twelve months. We are, however, seeking to raise additional capital, and we are actively seeking both institutional debt and private equity financing to assure that we will be capable of financing the continuation of our business, as well as, the anticipated business of TeleWrx.

     Should we fail to attract additional funding, we may be forced to curtail our operations even further and, eventually, cease operations altogether.

     Other than in connection with TeleWrx, we do not expect to invest in any new research and development activities, nor do we expect to purchase or sell any plant and/or equipment. Likewise, except in connection with the activities of TeleWrx we do not anticipate any increase in the number of our employees.

Results of Operations

     During our 2001 fiscal year we did not generate any revenue and except to the extent that any revenue is generated by TeleWrx, we do not expect to generating any significant revenues in the near future. Except in connection with the potential operations of TeleWrx, we have no significant current cash requirements.

     Our sole source of capital during 2000 was investment capital provided by third parties and the proceeds of an unsecured line of credit provided by Imran Husain (the "Credit Line"), one of our prior directors. The Credit Line is in the amount of $250,000 and any advances taken by us do not accrue interest. Any amounts drawn by us under the Credit Line must be repaid in full on or before January 1, 2003. We were advanced $141,000 as of December 31, 1999 and $186,000 as of January 2000.
     On May 5, 1999, we executed a promissory note in favor of one of our shareholders, Verifica International, Ltd. (the "Verifica Note"), in the amount of $250,000. The Verifica Note accrues interest at an annual rate of 7.5% on the outstanding balance which was due in full on April 15, 2002.

     On January 19, 2000, we executed a convertible preferred promissory note (the "Knightrider Note")in the amount of $200,000 with Knightrider Investments Ltd.

     On December 20, 2000, our board voted to exchange shares of its EssTec stock holdings to settle all of its outstanding debts and to dispose of any remaining EssTec shares by sale. As a result negotiations with the holders of such debts, as of December 31, 2001 all loans had been paid in full in exchange for 1,058,414 shares of our EssTec stock holdings, and we sold our remaining 1,600,000 EssTec stock holdings for cash and a note receivable.

     Except in connection with the activities of TeleWrx, we do not have any ongoing research and development costs.

Fiscal 2001 Compared with Fiscal 2000

Revenue

     We had no revenues during our fiscal year ended December 31, 2001 as compared to $181,911 of revenues during our fiscal year ended December 31, 2000. The decrease in revenue is due to the lack of business activity, the lack of funds, and decision to curtail our operations while seeking other business opportunities.

General, Administrative and Selling Expenses

     We had general, administrative and/or selling expenses of $317,605 for our fiscal year ended December 31, 2001 as compared to $1,859,981 for our fiscal year ended December 31, 2000. The decrease in general, administrative and selling expenses is due to the decision to curtail our operations while seeking business opportunities and to dispose our interest in our EssTec subsidiary in order to eliminate debt.

Interest Expense

     We had $519 of interest expenses for the year our fiscal year ended December 31, 2001 as compared to $14,063 of interest expense for our fiscal year ended December 31, 2000.


Income (Loss) Before Taxes

     We incurred a loss before income taxes of $317,086 for our fiscal year ended December 31, 2001 as compared to a profit of $61,028 for the our fiscal year ended December 31, 2000.

Minority Loss Allocation

     We had no minority loss allocation for our fiscal year ended
December 31, 2001 as compared to a minority loss allocation in the amount of $182,734 for our fiscal year ended December 31, 2000.

Taxes on Income

     Our income taxes for our fiscal year ended December 31, 2001 were zero compared to income taxes of $800 for our fiscal year ended December 31, 2000.

Net Income (Loss)

     We generated net losses of $317,086 for our fiscal year ended December 31,2001 as compared to net income of $61,028 for our fiscal year ended December 31, 2000.

Liquidity and Capital Resources

     As of December 31, 2001, we had limited capital resources of in the amount of $10,918 in cash. Although we have curtailed our operations and believe that such resources will enable us to continue our limited operations for a period of 12 months, we will require substantial additional capital to support any meaningful ongoing operations. As a result of our acquisition of TeleWrx, we will require substantial additional capital to commence and continue our operations, and in the event that we are unsuccessful in obtaining such additional capital we will not have the ability to engage in meaningful business operations.

     We have settled all of our outstanding loans as of December 31, 2001 by exchanging certain of our shares of EssTec for the loan balances outstanding.

FORWARD LOOKING STATEMENTS

     The information provided in this report may contain "forward looking" statements or statements which arguably imply or suggest certain things about our future. Statements which express that we "believe", "anticipate", "expect", or "plan to" as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions that we believe are reasonable, but a number of factors could cause our actual results to differ materially from those expressed or implied by these statements. We do not intend to update these forward looking statements. Any potential investor reviewing this report is advised to review the "Additional Cautionary Statements" section below for more information about risks that could affect our financial results.

ADDITIONAL CAUTIONARY STATEMENTS

Limited Operating History

     Prior to its acquisition of TeleWrx, we had curtailed all meaningful business operations. We have recently been re-organized and have just recently begun consolidated operations. Although we previously conducted business operations we have not yet significantly commenced our operations as through TeleWrx. Accordingly, we are still in the development stage and we require substantial additional capital to continue and expand our operations. We will not receive enough operating revenues from our current operations to sustain our continued development unless we are able to obtain substantial additional financing. Although we believe that our estimates of the capital, personnel and facilities required for operations over the next twelve months are reasonable, since we have just recently commenced operations, it is not yet possible to determine the accuracy of such estimates. In formulating our business plan, we have relied upon the judgment of our newly appointed officers and directors, who have recently replaced our prior management. Because the we have recently initiated operations and changed our management, we have no basis, other than the opinion of our current management, on which to estimate the amount of revenues that our planned operations may generate or our operating or other expenses. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties. If we fail to address adequately any of these risks or difficulties our business would likely suffer.

Risks of a Development Stage Company

     Our prospects must be considered in light of the extraordinary risks, unforeseen costs and expenses, problems and difficulties which development stage companies normally encounter. To address these risks, we must, among other things, successfully complete our development, establish and then maintain new relationships, implement our business and marketing strategy, complete the acquisition of products and services, implement our marketing strategy, fully implement and maintain our website, develop new products, respond to competitive developments and have sufficient capital to attract, retain and motivate qualified personnel. As a development stage company we have not achieved profitability and expect to continue to incur significant operating and capital expenditures in areas such as expansion of our advertising, brand promotion, content development, sales and marketing, and operating infrastructure. We cannot assure you that our business strategy will be successful or that we will successfully address these risks or difficulties. If we fail to address adequately any of these risks or difficulties our business would likely suffer.

Other Business Risks

     Our business must be considered in light of the risks, expenses and problems frequently encountered by companies in their early stages of development, particularly companies in the telecommunications business and the new and rapidly evolving electronic commerce and home business markets. Such risks include, without limitation, our ability to successfully negotiate and conclude each of the components necessary to undertake the intended business operations of Telewrx; establish, maintain and increase our customer base; our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner; our ability to effectively manage rapidly expanding operations; our ability to develop traditional, home business and electronic commerce channels of distribution; our ability to efficiently provide service to customers; unforseen delays; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; competition, including but not limited to the introduction and development of different or more extensive services by direct and indirect competitors, particularly in light of the fact that substantially all of such competitors are much larger and have greater financial, technical and marketing resources than do we; reductions in prices of our products and services as a result of competition or otherwise; governmental regulation; and economic conditions, and other risks specific to our business. To address these risks, we must, among other things, establish, maintain and increase its customer base and rates of growth, implement and successfully execute our business and marketing strategies, continue to develop and upgrade our products and services, improve and provide superior customer service, respond to competitive developments, and attract, retain and motivate qualified personnel. If we fail to address adequately any of these risks or difficulties our business would likely suffer.

Need for Additional Financing

     Our ability to continue our operations as presently intended is dependent upon, among other things, receipt of substantial additional capital. We will require additional capital in excess of $3,000,000 to commence our operations.

     If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the rights of our current shareholders. We are uncertain of our ability to obtain additional financing, or if such financing were to be made available, we are not sure that the terms will be favorable to us. If adequate funds are not available or not available on acceptable terms, we will not be able to fund our operations or any expansion, nor will we be able to promote our products and services, take advantage of unanticipated acquisition opportunities, develop new products or services, enhance our existing products and services or respond to competitive pressures. If we fail to address adequately any of these risks or difficulties our business would likely suffer.

No Assurance of Profitability; Anticipated Losses

     We anticipate that we will incur net losses for the foreseeable future with respect to the products and services to be offered by TeleWrx. The extent of these losses will be dependent, in part, on the amount and rates of growth of our net revenue from operations once they are commenced through TeleWrx. We expect our operating expenses to increase significantly, especially in the areas of sales and marketing and advertising, and, as a result, we will need to generate substantial revenues if profitability is to be achieved.
To the extent that revenues do not grow at anticipated rates or that increases in operating expenses precede or are not subsequently followed by commensurate increases in revenues, or if we a unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that we will ever achieve or sustain profitability.

Ability to Successfully Manage Anticipated Growth

     We may not be able to successfully manage the growth anticipated by TeleWrx. If TeleWrx is successful in developing, producing and distributing its products and services, our growth will place a significant strain on our technical, financial and managerial resources. As part of our anticipated growth, we may have to implement new operational and financial systems and procedures and controls to expand, train and manage employees and to maintain close coordination among our technical, accounting, customer support, finance, marketing, and sales and marketing organizations. If we are unable to effectively manage our anticipated growth, our business will be adversely affected.

No Ability To Determine Market

     We can not be certain that the our anticipated customer base will be sufficiently large to permit the us to justify the continued development of the products and services to be offered by TeleWrx. Because our operations are dependant upon our ability to produce and market those products and services on attractive terms, if we are unable to continuously do so, our business and financial prospects will be materially adversely affected.

Dependence on Key Personnel

     Our performance is substantially dependent on the performance of our executive officers. We do not yet have "key person" life insurance policies on any of our officers, although we expect to obtain such insurance as soon as financial considerations permit. The loss of the services of any of our executive officers or other key employees who may be subsequently hired would have a material adverse effect on our business, the results of our operations and
our financial condition.   Competition for senior management,
product development personnel and other performance personnel, experienced sales and marketing personnel and other employees is intense, and we can provided no assurance that we will be successful in attracting and retaining such personnel. Our failure to successfully manage our personnel requirements would have a material adverse effect on our business, our results of operations and our financial condition.

Rapid Technological Change

     To remain competitive, we will be required to develop and produce superior electronic commerce products, enhance and improve the responsiveness, functionality and features of our services and develop new products and features to meet customer needs. Introducing new technology will involve significant technical challenges and substantial amounts of personnel resources. There can be no assurance that we will be successful at integrating such technology on a timely basis or that, once integrated, such technology will function as expected. In addition, the telecommunications industry is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices that could render our products, technology and services obsolete. Our success will depend, in part, on our ability to enhance our services, develop new services and technology that address the needs of our customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. If we are unable to use new technologies effectively or meet customer requirements or emerging industry standards, our business would be materially adversely affected.

Changes in Economic Conditions and Consumer Spending May Adversely Affect our Business.

     The use of telecommunication services expected to be offered by TeleWrx is subject to cyclical variations. Declines in consumer confidence levels, even if prevailing economic conditions are favorable, can also adversely affect consumer spending on discretionary items. Our success depends in part upon a number of economic factors relating to discretionary consumer and business spending, including employment rates, business conditions, future economic prospects, interest rates and tax rates. The recent downturn in the telecommunications industry has adversely affected the financial position of many telecommunications industry service providers and has generally lowered earnings expectations across the sector. Such lowered expectations have significantly hampered, and in some instances foreclosed, the ability of some telecommunications service providers to attract additional capital investment or to access public and private sources of debt and equity financing. If additional funds are unavailable, we may be required to delay, scale back or eliminate one or more of our planned business initiatives. Even if we are able to raise additional funds through the incurrence of debt, we would likely become subject to restrictive financial covenants, which would further limit our ability to implement our business plan. Accordingly we can provided no assurance that the commencement or continuation of our expected business activities may not be adversely affected as a result of changes in economic conditions or consumer spending patterns.

Intense Competition

     Our proposed business is intensely competitive, and we expect competition to further intensify in the future. We will be competing with a wide range of telecommunications service providers for each of the services we expect to provide, including regional bell operating companies, independent telephone carriers, other local and long distance telephone companies, internet service providers and a wide array of other competitive carriers, resellers and service aggregators. Many of our competitors have long-standing relationships with customers and suppliers in their respective industries. Moreover, as competition continues to intensify in the telecommunications market, we expect a significant increase in general pricing pressures and new service offerings. We cannot predict which of many possible future product and service offerings will be important to our customers or the costs to develop and provide them. In addition, the telecommunications industry is affected by the introduction of new services by, and the marketing
activities of, major industry participants.   Moreover, larger
competitors have advantages over us that could cause us to lose customers and limit our ability to attract new customers. Substantially all of our existing and potential competitors have longer operating histories we do, greater name recognition, substantial customer bases and significantly greater financial, technical and marketing resources than we do. Such competitors are able to undertake more extensive marketing campaigns for their services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, and third-party providers. There can also be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect upon our business, results of operations and financial condition.

     Even though TeleWrx intends to operate as a network marketing company, we may not be able to compete effectively against others in the telecommunications industry. We expect to experience competition from other current and potential market entrants such as, but not limited to domestic and international long-distance providers and other domestic and international competitive telecommunications providers, resellers, cable television companies and electric utilities.

     A continuing trend toward combinations and strategic alliances in the telecommunications industry has given and is expected to continue to give rise to significant new competitors. Such new competitors could cause us to lose customers and limit our ability to attract new customers.

Risks Associated with Expansion

     Our failure to continue to develop and grow our sales and marketing force could adversely affect our business and result in decreasing sales and continuing losses. If we are able to grow, our failure to manage our growth effectively could have a material adverse effect on our business, operating results, and financial condition. In order to manage our growth, we must take various steps, including arranging necessary capital to expand our facilities and equipment, obtaining services from third parties on a timely basis, and successfully hiring, training, retaining and motivating additional employees.

     We expect that our future growth will place a significant strain on our management systems and resources, and we will be required to increase staffing and other expenses, as well as, make expenditures on capital equipment to attempt to meet the anticipated demand of our customers. We may increase our expenditures in anticipation of future business that does not materialize, which would adversely affect our profitability.

     We may wish to acquire complementary businesses, products or technologies in the future, but we may be unable to identify or
successfully integrate any such potential acquisitions.   Likewise,
we may not be able to make acquisitions on commercially acceptable terms. Any acquisitions would be accompanied by other risks commonly encountered in such transactions, including difficulties related to integrating the operations and personnel of acquired companies, the additional financial resources required to fund the operations of acquired companies, the potential disruption of our business, our inability to maximize our financial and strategic position by the incorporation of acquired technology or businesses with our product and services offerings and the difficulty of maintaining uniform standards, controls, procedures, and policies.

Dependence on Intellectual Property Rights and Other Agreements

     Our entire sales philosophy is dependant upon our contractual relationship with T-Wrx Marketing LLC. We can provide no assurance that our agreement with T-Wrx Marketing LLC will not be varied or terminated as a result of our actions or otherwise or that we will be able to conclude any additional or alternative agreements, and if that were to occur we would experience a material adverse effect upon our business, results of operations and financial condition.

     We expect to regard certain of our the products and services to be offered by TeleWrx, the technology associated therewith and other of our intangible property as proprietary, and we will attempt to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. Likewise we do not yet possess any copyrights, trademarks or service marks. We intend to enter into confidentiality or other agreements with our employees, consultants, and others with which we are associated and to generally control access to and distribution of our intellectual property and proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the our intellectual property and proprietary information without authorization or to develop similar products and technology independently. We expect to register our trademarks and service marks in the United States, but there can be no assurance that we will do so.

     Legal standards relating to the validity, enforceability and scope of protection of certain intellectual property and proprietary rights in our business are uncertain and continue to evolve, and we can provide no assurance as to the future viability or value of any of our proprietary rights. We can not give any assurance that the steps we expect to take will prevent misappropriation or infringement of our intellectual property and proprietary
information.   We would expect that any such infringement or
misappropriation, should it occur, would have a material adverse effect on our business, results of operations and financial condition. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our copyrights, trademarks, service marks and trade secrets or to determine the validity and scope of the intellectual property and proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, results of operations and financial condition.

     Most, if not all, of the products and services that TeleWrx intends to offer is dependant upon contractual relationships with third parties. We can provide no assurance that any existing agreement will not be varied or terminated as a result of our actions or otherwise or that we will be able to conclude any additional or alternative agreements, and if that were to occur we would experience a material adverse effect upon our business, results of operations and financial condition. Should we experience errors, delays or failures as a result of the actions of any such third parties, we may have limited ability to effectively solve these problems and, as a result, our business and financial condition would be materially adversely affected.

Planned Reliance on Strategic Relationships

     Although we view strategic relationships as a key factor in our overall business strategy, we can give no assurance that any strategic partners will view their relationships with us as significant to their own business or that they will not reassess their commitment to us in the future. In the event that a strategic relationship is discontinued for any reason, our business, results of operations and financial condition would be materially adversely affected.

Government Regulation

     We are subject not only to regulations applicable to businesses generally, but also laws and regulations directly applicable to the telecommunication, electronic commerce and network marketing industries. We can not provide any assurance that a number of laws or regulations exist or may be adopted with respect to our business or the industries in which we expect to participate relating to many varied matters. The existence or adoption of any such laws or regulations may increase our cost of doing business, or otherwise have a material adverse effect on our business, results of operations and financial condition. Since our a portion of our business involves the Internet, our business is subject to government regulation relating to the Internet, which could impair our operations. Although there are currently few such laws and regulations, state, federal and foreign governments may each adopt a number of these laws and regulations. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, we have suffer a loss to the exposure to use our products and services. This decrease in the demand for our products and services would seriously harm our business and operating results.

Control by Principal Stockholder

     A small group or our stockholders own, beneficially or otherwise, a majority of our outstanding common stock. As a result, these stockholders possesses significant influence over us, giving them the ability, among other things, to elect a majority of our Board of Directors and to approve significant corporate transactions. Such share ownership and control may also have the effect of delaying or preventing a change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, any one of which could have a material adverse effect on the market price of our common stock. Likewise, such stockholders are in the position, subject to applicable law, to amend our articles of incorporation for numerous purposes, including but not limited to the creation of additional classes of stock with such price, rights, preferences, privileges and restrictions, including voting rights, as may be determined by the Board of Directors, and to control our management through designation of members of the Board of Directors or otherwise.

Network System Failure

     If we experience a network system failure, the services that we provide could be delayed or interrupted and that could cause us to lose existing customers or limit our ability to attract new ones. Our operations are expected to depend on the ability of TeleWrx to successfully integrate new technologies and equipment into our network. If, and to the extent that TeleWrx increases its traffic, builds its network and integrates new technologies and equipment into its network, additional strains will be placed upon its then existing systems. There can be no assurance that we will not experience failures to our systems. Frequent, significant or prolonged system failures, or difficulties experienced by customers in accessing or maintaining connection with the TeleWrx network, could substantially damage its reputation, resulting in the loss of existing customers and the ability of TeleWrx to attract new ones.

     TeleWrx expects to be dependant on the transmission facilities of long-distance carriers, and as a result, TeleWrx may experience unanticipated price increases and service interruption or cancellation. TeleWrx expects to carry substantially all of its customers' telephone calls through transmission lines of facilities based long distance carriers that provide TeleWrx with transmission capacity through a variety of lease and resale arrangements. Our future profitability depends in significant part on the ability of TeleWrx to use transmission facilities cost effectively. TeleWrx expects that its transmission line agreements for leasing and resale will vary with use and other factors, therefore, TeleWrx may experience unanticipated price increases and service cancellations by its carriers. As a result, the ability of TeleWrx to maintain and expand its business is dependent, in part, upon its ability to maintain satisfactory relationships with these carriers, many of which are expected to compete with TeleWrx.

Subsidiaries

     We no longer own any shares of the common stock of Digitalmen.com, Inc. ("Digitalmen").

     We no longer own any shares of the common stock of LiquidationBid.com, Inc. ("LiquidationBid").

     We own shares of the common stock of MedCom Network, Inc.
("MedCom")representing approximately 30% of the issued and outstanding common stock of MedCom.

     We no longer own any shares of the common stock of EssTec, Inc. ("EssTec"). Such shares were exchanged in settlement of certain of our outstanding debts and sold as described herein.

     We own all of the issued and outstanding common stock of TeleWrx, Inc. TeleWrx is our wholly owned subsidiary.


Item 7.   Financial Statements.

     See Index to Financial Statements on page F-1 herein.

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

     We dismissed Stonefield Josephson, Inc., Certified Public Accountants, as our principal accountant as of March 13, 2001. In connection with the report on the financial statements for our fiscal years ended December 31, 2000 and December 31, 1999 prepared by Stonefield Josephson, Inc., did not contain any adverse opinion, disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. The dismissal of of Stonefield Josephson, Inc. was approved by the Board of Directors. At the time of dismissal of Stonefield Josephson, Inc., there were no disagreements between us and Stonefield Josephson, Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     We engaged H.M. Richard and Associates, Certified Public Accountants, on March 13, 2001 as our principal accountant to audit our financial statements. H.M. Richard and Associates' business address is 5857 Uplander Way, Culver City, California 90230, California. During September, 2001 H.M. Richard and Associates changed its practice name to the Beutel Accountancy Corporation and changed its address to 30423 Canwood Street, Suite 112, Agoura Hills, California 91301.

                               PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act.

     The following sets forth certain information with respect to our current executive officers and directors. Each director holds such position until our next annual meeting of shareholders and until such party's respective successor has been elected and qualifies. Any of our directors may be removed with or without cause at any time by the vote of the holders of not less than a majority of our then outstanding common stock. Other than as otherwise provided in an employment agreement, officers are elected annually by our board of directors. Any of our officers may be removed with or without cause at any time by our board of directors although, in such event, we may incur certain liabilities under an applicable employment agreement.

Name and Address               Positions with the Company
                       Age

Michael P. Brown(1)    35      Director, President, Secretary
                               and Chief Executive Officer

Robert E. Brown(1)     74      Director and Executive Vice
                               President

Donald A. Smiley(1)    47      Director

John J. Matteis(1)     52      Chief Financial Officer

Jerry D. Duling(1)     51      Chief Operating Officer

Melvin Beychok (2)     72      Director

Imran Husain (3)       32      President, Chief Executive
                               Officer and Director

Hamid Kabani (3)       39      Chief Financial Officer

AkheeRahman (3)        28      Secretary and Director



(1)Appointed on March 31, 2002. Upon appointment, Mr. Beychock, our then sole effective, resigned.

(2) Melvin Beychok was appointed as a director on March 25, 2002 and resigned on March 31, 2002. At the time of the resignation by Mr. Beychok there was no disagreement between Mr. Beychok and us in connection with any matter.

(3) Resigned after appointment of Mr. Beychok on March 25, 2002.

     Michael P. Brown has been one of our directors, our president, secretary and chief executive officer since March 31, 2002. Michael
P. Brown has over eight years experience in emerging telecommunications markets. From 1994 to 1997, he served as President and CEO of ICG, a nationwide long distance carrier, where he oversaw the implementation of a shared nationwide long distance network with Frontier Communications and MCI. In 1997, Michael P. Brown resigned from ICG and since that time has been involved in consulting for the telecommunications and Internet industries. He holds an undergraduate degree from the University of Michigan and a juris doctor degree from the University of Detroit School of Law.

     Robert E. Brown has been one of our directors and our executive vice president since March 31, 2002. For over 33 years, Mr. R. Brown was synonymous with the Petersen Publishing Company. Having served in many capacities, he is best recognized as the Publisher of Motor Trend Magazine. Prior to leaving Petersen Publishing in 1992, Mr. R. Brown served as Sr. Vice President in charge of Corporate Development. When he left Petersen, it was to enjoy a successful consulting career. Since 1992, he has compiled a "who's who" list of clients. These include automotive manufacturers as well as advertising agencies. Some of his larger clients include Ford Motor Company and their agency, J. Walter Thompson; General Motors; Dodge Dealers including their agency BBD&O; and Pepsi. Recent projects have included online sales and marketing for several of these corporations.

     Donald A. Smiley has been one of our directors since March 31, , 2002. Mr. Smiley has a diversified and successful background in the executive management of major enterprises. From 1985 to 1987 Mr. Smiley served as Marketing Director for Huizenga Holdings, Inc.
From 1987 to 1991 he served in several executive positions, including marketing director, director of franchise operations and director of real estate for Blockbuster Entertainment Corp. He also served as head of Internet development and assistant to Blockbuster chairman, Wayne Huizenga. In 1991 Mr. Huizenga assigned Mr. Smiley to spearhead a committee to bring a Major League Baseball team to South Florida. Upon acquisition of the Major League Baseball franchise, Mr. Smiley served in various positions with the organization, and in 1994 became the president of the Florida Marlins. In his various capacities with the Florida Marlins, Mr. Smiley was instrumental in the implementation of the Marlin's inaugural season, the building and marketing of the team and finally his greatest accomplishment, the Florida Marlins winning the 1997 Major League Baseball World Series. Most recently, Mr. Smiley has served as president and CEO for Automotive Risk Management, an online automotive insurance company. Mr. Smiley is a graduate of the University of Wisconsin.

     John J. Matteis has been our chief financial officer since March 31, 2002. Mr. Matteis has been the Managing Partner of the Certified Public Accounting Firm of Matteis & Christopher for the past 21 years. Mr. Matteis specializes in corporate, small business and individual taxation. He is also a Certified Fraud Examiner and is certified as an Expert Witness in accounting and tax matters relating to bankruptcy, fraud, marital law, business disputes, and business transactions. He a graduate of the University of South Florida, and is a member of the Florida Institute of Certified Public Accounts, the American Institute of Certified Public Accountants, Tax Division, and the National Association of Certified Fraud Examiners. He has assisted several of his clients in managing and start-up of various businesses and has served as CFO for several companies on an interim basis.

     Jerry D. Duling has been our chief operating officer since March 31, 2002. Mr. Duling is a charismatic leader of people with an exceptional presence for sales, marketing and effective management skills. Most recently, he served as the Chief Operating Officer for Contentriq, Inc., a fulfillment entity. He was responsible for day-to-day operations and oversaw strategic relations, managed funding and acquisitions as well as prepared for an IPO. For approximately 10 years prior to joining Contentriq, he served as President and CEO of Quest Group International, Inc., a holding company comprised of 3 public telecommunications subsidiaries. With managed revenue over $25 million, he helped introduce the first prepaid calling card in the United States. He helped develop sales and marketing strategies and managed the legal and regulatory filings for all 50 states.

     Melvin Beychok is a private investor with over forty years experience as an owner and operator of various food manufacturing, marketing and distribution companies whose products were sold to national retailers across the country such as Wal-Mart, Kroger, Safeway and American Food Stores. Mr. Beychok has an extensive background in creating and developing brands.

     Imran Husain was our President, Chief Executive Officer and a director since January 1999. Mr Husain graduated from Florida International University with a Bachelor of Science degree in Biology. Mr. Husain is also President of American Business Investments, a private investment Company. Before becoming President of Converge, Mr. Husain was primarily acting as manager for family investments in the U.S. equity markets for the last seven years.

     Hamid Kabani was our Chief Financial Officer since March 1, 2000. Mr. Kabani is a Certified Public Accountant, as well as a Chartered Accountant. From July 1998 and continuing through the present, Mr. Kabani is the President of Kabani and Company. From June 1997 to June 1998, Mr. Kabani was at Deloitte and Touche. From 1995 through 1997 Mr. Kabani was at McGladrey and Pullen, an accounting firm, where he served as the Quality Control Specialist. He graduated from University of Karachi, Pakistan, with a degree in accounting. He is a member of the Qualification Committee of the Board of Accountancy for the State of California.

     Akhee Rahman was our Secretary and a director since October 2000.

Board of Directors

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.


Section 16 Reporting

     Based solely upon our review of Forms 3, 4 and 5 and amendments thereto furnished to us under Rule 16a-3(a) since through the date hereof, we are not aware of any other person who was a director, officer, or beneficial owner of more than ten percent of our common stock and who failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 in a timely manner.


Item 10.  Executive Compensation.

     The following tables set forth information with respect to the compensation received for the fiscal years ended December 31, 2001, 2000 and 1999 and by our executive officers and our other most highly compensated individuals. Except as otherwise described herein, no compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer or director during the fiscal years ended December 31, 2001, 2000 or 1999.


Name and Principal                                   Securities
Position            Year     Annual Compensation     Underlying
                                                     Options
                             Salary   Bonus  Other

Michael P. Brown

                      1999          $0     $0      $0           0

                      2000          $0     $0      $0           0

                      2001          $0     $0      $0           0

Robert E. Brown
                      1999          $0     $0      $0           0

                      2000          $0     $0      $0           0

                      2001          $0     $0      $0           0

Donald A. Smiley

                      1999          $0     $0      $0           0

                      2000          $0     $0      $0           0

                      2001          $0     $0      $0           0

John J. Matteis

                      1999          $0     $0      $0           0

                      2000          $0     $0      $0           0

                      2001          $0     $0      $0           0

Jerry D. Duling

                      1999          $0     $0      $0           0

                      2000          $0     $0      $0           0

                      2001          $0     $0      $0           0

Melvin Beychok

                      1999          $0     $0      $0           0

                      2000          $0     $0      $0           0

                      2001          $0     $0      $0           0

Imran Husain

                      1999     $60,000     $0      $0   1,000,000

                      2000     $60,000     $0      $0           0

                      2001          $0     $0      $0           0

Hamid Kabani
                      1999          $0     $0      $0           0

                      2000     $60,000     $0      $0      12,000

                      2001          $0     $0      $0           0

Akhee Rahman

                      1999          $0     $0      $0           0

                      2000          $0     $0      $0           0

                      2001          $0     $0      $0           0




          STOCK OPTIONS/SAR GRANTED IN 2001 FISCAL YEAR

Name and
Principal
Position

                  Number of     Percent   Exercise  Expiration
                  Securities    of Total  or Base   Date
                  Underlying    Option/   Price
                  Options/SARs  SARs
                  Granted       Granted

Michael P. Brown

Robert E. Brown                0         0         0            0

Donald A. Smiley               0         0         0            0

John J. Matteis                0         0         0            0

Jerry D. Duling                0         0         0            0

Melvin Beychok                 0         0         0            0

Imran Husain                   0         0         0            0

Hamid Kabani                   0         0         0            0

Akhee Rahman                   0         0         0            0


Employment Agreements

Executive Compensation

     We expect to enter into employment agreements with Michael P. Brown, Robert E. Brown, Donald A. Smiley, John J. Matteis and Jerry
D. Duling. As of the date hereof, we have not concluded negotiations with any of the foregoing individuals as to any such employment agreement. Accordingly, we are not presently certain of the term of employment, the level of compensation or the other benefits that may be provided by us to such individuals. We expect to institute an incentive plan and to provide benefits to our officers and directors thereunder. We are not presently certain of the nature of any such incentive plan or the benefits, if any, that may be provided to the foregoing individuals under any such incentive plan.

     Effective with the resignation of Mr. Husain, we and Mr. Husain terminated his employment agreement dated February 1, 1999.

     We expect to enter into additional employment and consulting agreements with numerous other individuals and entities to provide us with such services we deem appropriate. We are not presently able to determine the term of employment, the level of compensation or the other benefits that we may provide in connection with such additional employment and consulting agreements or the resulting total annual dollar cost to us associated with such additional employment and consulting agreements. Likewise, we expect that as a part of such additional employment and consulting agreements, and in order to attract such parties, we will, after implementation of our incentive plan provide such parties with certain benefits thereunder. We are not presently certain of the nature of any such incentive plan or the benefits, if any, that may be provided to any such party under any such incentive plan

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.

     After giving effect to the 31,900,000 shares of our common stock issued to the shareholders of TeleWrx, but without giving effect to the potential issuance of up to 7,000,000 shares of our common stock pursuant to the Proposed Offerings and without giving effect to the potential issuance of up to 3,000,000 shares of our common stock in the event of the exercise of the Warrants we have 39,940,430 shares of our common stock issued and outstanding. The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 10, 2002 of (1) each person who is know to us to own beneficially more than 5% of our common stock, (2) each of our directors and officers and (3) all of our directors and officers as a group:

Name and Address of Beneficial   Amount of        Approximate
Owner                            Beneficial       Percent of
                                 Ownership (1)    Class (1)

Michael P. Brown (2)                     8,200,000         20.5
17252 Balboa Point Way
Boca Raton, Florida 33487

Robert E. Brown (3)                      8,200,000         20.5
5350 Northwest 26th Circle
Boca Raton, Florida 33496

Donald A. Smiley (4)                     1,500,000          3.8
1200 Weston Road Penthouse
Weston, Florida 33326

Melvin Beychok(5)                           58,000           .2
1925 Century Park East
5th Floor
Los Angeles, California 90067

John J. Matteis                            750,000          1.9
3864 Northwest 4th Avenue
Boca Raton, Florida 33431(6)

Jerry D. Duling                                  0          0.0
8804 Huntington Point Drive
Sarasota, Florida 34238 (7)

LKL Family Partnership(8)                5,500,000         13.8
10900 Wilshire Boulevard
Los Angeles, California 90024

Imran Husain(9)                          1,000,000          2.5
233 Wilshire Boulevard
Suite 930
Santa Monica, California 90401

Hamid Kabani(10)                            77,260          0.2
233 Wilshire Boulevard
Suite 930
Santa Monica, California 90401

Akhee Rahman(11)                                 0          0.0
233 Wilshire Boulevard
Suite 930
Santa Monica, California 90401

All directors and officers as a         18,650,000         46.7
group (12)



(1) Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or
     options or the conversion of convertible.   Each beneficial
     owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

(2) Michael P. Brown is one of our directors and is our President and Secretary. Michael P. Brown is the son of Robert E. Brown. Michael P. Brown disclaims any beneficial ownership of the shares of our common stock owned, beneficially or otherwise, by Robert E. Brown.

(3)  Robert E. Brown is one of our directors and is our Executive
     Vice President.  Robert E. Brown is the father of Michael P.
     Brown. Robert E. Brown disclaims any beneficial ownership of the shares of our common stock owned, beneficially or otherwise, by Michael P. Brown.

(4)  Donald A. Smiley is one of our directors.

(5) Does not include the shares of our common stock held by Melvin Beychok. Mr. was appointed as a director on March 25, 2002 and resigned on March 31, 2002. At the time of the resignation by Mr. Beychok there was no disagreement between Mr. Beychok and us in connection with any matter.

(6)  John J. Matteis is our Chief Financial Officer.

(7)  Jerry D. Duling is our Chief Operating Officer.

(8) LKL Family Partnership is the beneficial owner of more than five percent (5%) of our common stock.

(9) Imran Hussain was our President, Chief Executive Officer and a director since January 1999. Mr. Husain resigned on March 25, 2002, the date of our acquisition of TeleWrx. At the time of the resignation by Mr. Husain there was no disagreement between Mr. Husain and us in connection with any matter.

(10) Hamid Kabani was our Chief Financial Officer since March 1, 2000. Mr. Kabani resigned on June 20, 2001. At the time of the resignation by Mr. Kabani there was no disagreement between Mr. Kabani and us in connection with any matter.

(11)      Akhee Rahman was our Secretary and a director since
          October 2000. Ms. Rahman resigned on February 17, 2001. At the time of the resignation by Ms. Rahman there was no disagreement between Ms. Rahman and us in connection with any matter.

(12) Does not include the shares of our common stock owned by Melvin Beychok, Imran Husain, Hamid Kabani or Akhee Rahman.


Item 12.  Certain Relationships and Related Transactions.

     (a) On November 1, 1999, Imran Husain provided us with the Credit Line. The Credit Line was in the amount of $250,000 and any advances taken by us do not accrue interest. Any amounts drawn by us under the Credit Line were to be repaid in full on or before January 1, 2003. We were advanced $141,000 as of December 31, 1999 and $186,000 as of January 2000. As of December 31, 2001 the Credit Line was satisfied in exchange for 1,058,414 shares of our EssTec stock holdings.

     (b) On May 5, 1999, we entered into a loan agreement with Verifica. The loan agreement permitted advances of up to $250,000 and provided for annual interest on any outstanding amounts at the rate of 7.5% per annum. Any amounts advance were to be due on April 15, 2002. The beneficial owner of Verifica is the father of the Imran Husain. As of December 31, 2000 the amounts outstanding under the loan agreement were satisfied simultaneously with the settlement of the Credit Line in exchange for shares of our EssTec stock holdings.

     (c) On January 19, 2000, we executed the "Knightrider Note. The Knightrider Note was in the amount of $200,000. As of December 31, 2001 the Knightrider Note was satisfied in exchange for 139,900 shares of our EssTec stock holdings.

     (d) The lease that we entered into with a previously related party Manhattan West, Inc. was terminated on December 2, 2001.

     (e) Certain shareholders of TeleWrx, Inc. entered in to a shareholder agreement (the "Shareholder Agreement") dated September 8, 2001. The shareholders that executed the Shareholder Agreement and the shares of our common stock received by those shareholders as a result of our acquisition of TeleWrx are subject to the Shareholder Agreement.

     (f) TeleWrx entered into a Master Network Marketing Agreement (the "Master Network Agreement")with T-Wrx Marketing on March 1, 2002. T-Wrx Marketing was a shareholder of TeleWrx and now owns 1,000,000 shares of our common stock. The entire sales philosophy of TeleWrx is, currently, dependant upon the Master Network Agreement. The Master Network Agreement, provides, among other things, for certain cash compensation, as well as, an option exercisable until December 31, 2009 to acquire 800,000 shares of stock of TeleWrx at an exercise price of $2.50 per share. In connection with our acquisition of TeleWrx, the options owned by T-Wrx Marketing were converted into options to acquire our common stock on identical terms and conditions.


Item 13.  Exhibits, List and Reports on Form 8-K.

     (a) Exhibits

     The following is a list of exhibits filed as part of this annual report on Form 10-KSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

EXHIBIT DESCRIPTION
NO.



3.1     Certificate of Incorporation of Mormon Mint, Inc., a
        Utah corporation, dated October 4, 1985 (1)

3.2 Amendment to Articles of Incorporation with the name change to Capital Placement Specialists, Inc., dated
        December 4, 1997 (1)

3.3 Amendment to Articles of Incorporation with name change to Converge Global, Inc., dated January 28, 1999 (1)

3.4     Bylaws of Converge Global, Inc., dated January 19, 1999
        (1)

3.5 Amendment to Articles of Incorporation of Gearz.com with the name change to Digitalmen.com filed on December 7, 1999 (1)

9.1     TeleWrx, Inc. Shareholder Agreement (3)

10.1    Sub-Lease Agreement, dated February 1, 1999 (1)

10.2    Acquisition Agreement, dated January 5, 1999 (1)

10.3    Employment Agreement for Imran Husain dated February 1,
        1999 (1)

10.4    Employment Agreement for Samar Khan dated February 1,
        1999 (1)

10.5    1999 Incentive & Nonstatutory Stock Option Plan dated
        January 6, 1999 (1)

10.6    Promissory Note between Converge Global, Inc. and
        Knight rider Investments Ltd., dated January 19, 2000
        (1)

10.7    Debt Conversion Agreement between Converge Global, Inc.
        and EssTec, Inc.,dated December 20, 2000 (2)

10.8    Agreement with T-Wrx Marketing, LLC. (3)

21.1    List of Subsidiaries, filed electronically herewith


__________________________________________

(1) Incorporated by reference from the Registration Statement on Form 10SB filed by us on February 17, 2000.

(2) Incorporated by reference from the Form 10KSB filed by us on April 16, 2001.

(3) Incorporated by reference from the Form 8K filed by us on April 8, 2001 and incorporated herein by reference.


     (b) Reports on Form 8-K

     On April 8, 2002, we filed a Form 8-K, which reported Items 1,
2, and 5.

                              SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CONVERGE GLOBAL, INC.



Date: 04/15/02                     By: /s/ Michael P. Brown

                              ___________________________________
                              Michael P. Brown, President


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature              Title                  Date

/s/Michael P. Brown  President, Director   April 15, 2002
                     and chief executive
Michael P. Brown     officer

/s/Robert E. Brown   Executive Vice        April 15, 2002
                     President and
Robert E. Brown      Director

/s/John J. Matteis   principal financial   April 15, 2002
                     and accounting
John J. Matteis      officer

/s/Donald A. Smiley  Director              April 15, 2002

Donald A. Smiley

INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accountants       F-1

Consolidated Balance Sheet                     F-2

Consolidated Statement of Operations           F-3

Consolidated Statement of Changes in           F-4
Stockholders' Equity

Statement of Cash Flows                        F-5

Notes to Financial Statements                  F-6

                                 F-1
                     INDEPENDENT AUDITOR'S REPORT

                Converge Global, Inc. and Subsidiaries
                   (A Development Stage Enterprise)
                           FINANCIAL AUDIT
                          FOR THE YEAR ENDED
                   December 31, 2001, 2000, & 1999


PREPARED BY:
Beutel Accountancy Corporation
Certified Public Accountants
30423 Canwood Street, Suite 112
Agoura Hills, CA  91301


INDEPENDENT AUDITORS' REPORT

Board of Directors
Converge Global, Inc, & Subsidiaries.
Santa Monica, CA

We have audited the accompanying consolidated balance sheets of Converge Global, Inc, & Subsidiaries as of December 31, 2001 and December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then
ended.   These consolidated financial statements are the
responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Converge Global, Inc. as of December 31,1999 were audited by other auditors, whose report, dated March 30, 2000 expressed an unqualified opinion on those statements


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating an overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Converge Global, Inc, & Subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended. in accordance with generally accepted accounting principles.

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




Beutel Accountancy Corporation
An Accountancy Corporation

April 11, 2001

                CONVERGE GLOBAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 2001 and 2000*

                                         2001           2000

ASSETS



Current assets:

Cash                                        $10,918       $11,817

Website Development less                     50,000       225,000
accumulated ammortization (See
Note 6)

Property and Equipment less                  17,146        23,069
accumulated depreciation (See Note
7)

                                       ------------  ------------

Total assets                                $78,064      $259,886

                                       ============  ============

LIABILITIES AND STOCKHOLDERS'
EQUITY



Current liabilities:

Accounts Payable                            $18,250           $ -

Accrued Expenses (See Note 10)                    -       220,245

Loans Payable (See Note 1 & 11)                   -       116,553

                                       ------------  ------------

Total Liabilities                            18,250       336,798

                                       ------------  ------------

Minority Interest                           257,266       257,266



Stockholders' equity:

Common stock $.001 par value;                39,940         8,918
shares authorized 50,000,000issued
and outstanding 39,940,430 for
2001 and 8,918,000 for 2000

Common stock subscriptions                  (2,000)       (2,000)
recievable

Paid-in capital                             783,923       361,132

Retained earnings (deficit)             (1,019,314)     (702,228)

                                       ------------  ------------

Total stockholders' equity                (197,451)     (334,178)

                                       ------------  ------------

Total liabilities and                       $78,065      $259,886
stockholders' equity

                                       ============  ============


*See accompanying notes to the financial statements.

                        CONVERGE GLOBAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999*


                           2001        2000        1999



Revenues (Notes 4 and           $ -    $181,911       $5,870
10)

                        ----------- -----------  -----------

Operating Expenses          317,605   1,859,981      614,468

                        ----------- -----------

Loss from Operations      (317,605) (1,678,070)    (608,598)



Gain on sale of                   -   1,571,227            -
subsidiary stock to
pay Loans Payable



Interest Expense              (519)      14,063        9,688
(Income)

                        ----------- -----------  -----------

(Loss) before Income      (317,086)   (120,906)    (618,286)
Taxes



Income Taxes                      -         800          800



Minority Loss                     -     182,734            -
allocation



Equity in losses of               -           -       30,000
Medcom Network, Inc.

                        ----------- -----------  -----------

Net income (loss)        $(317,086)     $61,028   $(649,086)

                        =========== ===========  ===========



Income (Loss) per
share:

Basic and diluted           $(0.01)      $0.01$       (0.12)

                         ========== ===========  ===========

Number of shares used
in the per share
calculation:

Basic and diluted        39,940,430   8,918,100    5,629,050

                        =========== ===========  ===========

*See accompanying notes to the financial statements.

                        CONVERGE GLOBAL, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999




                Common Stock
                -----------------------------

                Number of         Amount              Treas-ury  Paid-In     Retained            Total
                Shares           -------  Subscrip-tionsStock    Capital     Earnings        Stock-holders'
                  -----------             Receiv-ablesAmount       --------    -----------   Equity
                                            --------    -------                                ----------

Balance,               2,340,100    $2,340         $ -        $ -    $111,830      $(114,170)            $ -
December 31,
1998

Contribu-tions       (2,340,100)                          (2,340)                                    (2,340)
of shares to
treasury stock

Distribution           2,340,100                            2,340                                      2,340
of Shares from
treasury stock

Net issuance              78,000        78                                702                            780
of common
shares for
services

Issuance of                                                            18,000                         18,000
options under
stock option
plan

Exercise of            2,000,000     2,000     (2,000)                                                     -
employee stock
options

Issuance of            2,500,000     2,500                             22,500                         25,000
common stock
during private
placements

Exercise of            2,000,000     2,000                            198,000                        200,000
common stock
options

Capital                                                                10,100                         10,100
Contribution

Net loss for                                                                        (649,086)      (649,086)
the year ended
December 31,
1999

                     -----------   -------    --------    -------    --------    ------------     ----------

Balance,               8,918,100     8,918     (2,000)          -     361,132       (763,256)      (395,206)
December 31,
1999

Issuance of                    -         -           -          -           -               -              -
shares

Net loss for                                                                           61,028         61,028
the year ended
December 31,
2000

                     -----------   -------    --------    -------    --------    ------------     ----------

Balance,               8,918,100     8,918     (2,000)          -     361,132       (702,228)      (334,178)
December 31,
2000

Issuance of           31,022,330    31,022           -          -     422,791               -              -
shares

Net loss for                                                                        (317,086)      (317,086)
the year ended
December 31,
2001

                     -----------   -------    --------    -------    --------    ------------     ----------

Balance,              39,940,430   $39,940    $(2,000)        $ -    $783,923    $(1,019,314)     $(651,264)
December 31,
2001

                     ===========   =======    ========    =======    ========    ============     ==========


*See accompanying notes to the financial statements.

                        CONVERGE GLOBAL, INC.
                       STATEMENT OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999


                                        2001          2000        1999

Cash flows from operating activities:

Net income (loss)                           $(317,086)     $61,028  $(649,086)



Adjustments to reconcile net income to
net cash provided by (used in)
operating activities:

Depreciation and ammortization                 180,923      58,246       3,348

Services in exchange for common stock                            -         780

Loss on investment                                               -      30,000

Issuance of options under stock option                           -      18,000
plan

Increase (Decrease) in accounts payable         18,250

Increase (Decrease) in accrued expenses      (220,245)     (5,208)     225,453

Minority Interest                                          257,266

                                            ----------  ----------  ----------

Net cash (used in) operating activities      (338,158)     371,332   (371,505)

                                            ----------  ----------  ----------

Cash flows used for investing
activities:

(Payments) to acquire property and                       (114,230)    (22,133)
equipment

Disposal of property and equipment                          96,700

Investment in Medcom Network, Inc.                               -    (30,000)

Investment in Website development                         (70,000)   (200,000)

                                            ----------  ----------  ----------

Net cash provided by (used in)                       -    (87,530)   (252,133)
investing activities

                                            ----------  ----------  ----------

Cash flows from financing activities:

Proceeds (repayment) of note payables        (116,553)   (274,447)     391,000

Proceeds from issuance of common stock         453,813           -     235,100
and paid in capital

                                            ----------  ----------  ----------

Net cash provided by (used in)                 337,260   (274,447)     626,100
financing activities

                                            ----------  ----------  ----------

Net increase (decrease) in cash and              (898)       9,355       2,462
cash equivalents

Cash and cash equivalents at beginning          11,817       2,462          -
of year

                                            ----------  ----------  ----------

Cash and cash equivalents at end of            $10,919     $11,817      $2,462
year

                                            ==========  ==========  ==========

Supplemental disclosure of cash flow
information:

Interest paid                                   $(519)     $14,063      $9,688

                                            ==========  ==========  ==========

Income taxes paid                                   $-          $-          $-

                                            ==========  ==========  ==========

Supplemental disclosure of non-cash
investing and financing activities:

Services rendered in exchange for                   $-          $-        $780
common stock

                                            ==========  ==========  ==========

Issuance of options under stock option              $-          $-     $18,000
plan

                                            ==========  ==========  ==========

Exercise of options under stock option        $-             $-         $2,001
plan

                                        ========     ==========     ==========


*See accompanying notes to the financial statements.

F-6
CONVERGE GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999


Note 1

The Company

The Company was organized October 4, 1985, under the laws of the State of Utah, as Mormon Mint, Inc. The Company was inactive for approximately 10 years. On December 4, 1997, the Company changed its name from Mormon Mint, Inc. to Capital Placement Specialists, Inc. Pursuant to an acquisition agreement, dated January 5, 2000; Bekam Investments, Ltd. ("Bekam") acquired one hundred percent (100%) of the common shares of the Company at that time; or 2,340,100 shares. Bekam subsequently spun off the Company by contributing the shares to the treasury of the Company for redistribution to selected investors of Bekam. The Company then changed its name to Converge Global, Inc.

Principles of Consolidation:

The accompanying financial statements include the accounts of Converge Global, Inc. (the "Parent"), and its subsidiaries,
Digitalmen.com, Inc., Essential Tec, Inc. and LiquidationBid.com,
Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

Subsidiary      Percent of  Description
                ownership

                84.24%      Digitalmen.com, Inc. (formerly
Digitalmen.com,             Gearz.com, Inc.) was formed on
Inc.                        February 5, 1999 in the State of
                            California.  During the period
                            ended September 30, 2000,
                            Digitalmen.com, Inc. commenced
                            three Private Placement Offerings,
                            which are exempt from registration
                            under Regulation D of The
                            Securities Act of 1933.  Total
                            proceeds raised during the period
                            amounted to $440,000 and is
                            ongoing.  The offering terms are as
                            follows:

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


GOING CONCERN

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

Note 2

BUSINESS ACTIVITY:

The Company, a development stage company, plans to provide in-depth and unique e-commerce solutions with specific emphasis on audio and video delivery over the Internet. The Company also plans to design and develop web sites in exchange for fees from its customers.

Note 3

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

Note 4

REVENUE RECOGNITION:

The Company recognizes website design and development revenue upon delivery of the product.

Note 5

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

A summary at December 31, 2001 is as follows:

Website Development Cost           $270,000

Amortization                        175,000

                                   --------

                                   $225,000

                                   ========

Note 7

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

Depreciation expense for the year ended December 31, 2001, 2000, and 1999 amounted to $6,883, $12,619 and $3,348.

A summary at December 31, 2001 is as follows:

Computer and office equipment       $36,314

Less accumulated depreciation        22,850

                                    -------

                                    $13,464

                                    =======


Note 8

INCOME TAXES:

The Company uses the liability method of accounting for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets result from temporary differences when certain amounts are deducted for financial statement purposes and when they are deducted for income tax purposes. The principal temporary difference is the net operating loss carry forward, which amounted to approximately $1,000,000 and $700,000 at December 31, 2001 and 2000, respectively. A deferred tax asset has been provided and is completely offset by a valuation allowance because its utilization does not appear to be reasonably assured. On January 5, 2000, there was a 100% change in the control and ownership of the Company. As a result of this change in control, there are significant limitations on the utilization of the net operating loss carryforwards through December 31, 1999. Federal net operating loss carry forward starts to expire on December 31, 2018 and California state net operating loss carry forward starts to expire on December 31, 2003.

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

Note 10

A summary at December 31, 2000 is as follows:

Accrued payroll and related taxes            $127,900

Accrued professional fees                      53,996

Checkbook overdraft                            17,446

Other overhead expenses                        16,423

Accrued interest                                9,688

                                             --------

                                             $225,453

                                             ========


There were no accrued expenses for the year ended December 31, 2001.
Note 11

LOANS PAYABLE

Loans payable, officer-stockholders are unsecured, non-interest bearing and due on January 1, 2003. Pursuant to this agreement, the Company can borrow up to $250,000 at anytime before its due date. As of December 31, 2000, the Company had borrowed $45,600. All officer loans payable were settled by exchanging 918,514 shares of Essential Tech stock.

The note is due to a foreign trust (related through an officer) and is unsecured. It is due on April 15, 2002 and accrues interest at 7.5% per annum. The note may be extended in one-year increments, subject to the note holder's approval. Interest expense amounted to $9,688, and is included in the December 31, 2001, accrued expenses. The Company settled the note by exchanging 250,000 shares of Essential Tech's stock at valued at $1.00 per share.

As of the December 20, 2000 the board voted that in order to bring down there debts they would settle their debts in exchange for 995,772 shares of their Essential Tech stock holdings. The remaining debt as of December 31, 2000 was as follows:

Due to Essential Tech               $70,953

Due to Officers                      45,600

                                   --------

Total Loans Payable                $116,553

                                   ========


Note 12

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

..
Note 13

STOCKHOLDERS' EQUITY:

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

                                             December 31, 1999

Net loss, as reported                                  $(649,086)

Proforma net loss                                      $(653,086)

Basic and diluted historical net loss per                 $(0.08)
share

Proforma basic and diluted net loss per                   $(0.08)
share

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

Note 14

Subsequent Event

On March 22, 2002, the Company acquired TeleWrx, Inc., for 31,900,000 shares of Converge Global Stock. TeleWrx, Inc. became a wholly owned subsidiary of Converge Global. TeleWrx, Inc is a communications company specializing in the sales and marketing of telecommunications products and services through the utilization or network marketing.