Form 10QSB
period 2002-03-31
CONVERGE GLOBAL INC/CA
filed 2002-05-21
CIK 1078799

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2002

                                  OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                   Commission file number 000-27039

                        CONVERGE GLOBAL, INC.
                   --------------------------------
        (Exact name of registrant as specified in its charter)


              Utah                         87-0406858

 (State or Other Jurisdiction   (IRS Employer Identification
       of Incorporation)        Number)


          29 Southeast 5th Street, Boca Raton, Florida 33432
    -------------------------------------------------------------
     (Address of Principal Executive Offices, Including Zip Code)


                            (888) 999-3929
                            --------------
         (Registrant's Telephone Number, Including Area Code)


                                 N/A
                                 ---
    (Former Name or Former Address, if Changed Since Last Report)


Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                          YES [X]   NO [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 20, 2002, there were 2,404,156 shares of the Registrant's $.001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a) Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001

(b) Consolidated Statements of Operations for the three month period ended March 31, 2002 and for the period from September 6, 2001 (inception) through March 31, 2002 (unaudited)

(c) Consolidated Statement of Changes in Stockholders' (Deficiency) Equity for the period from September 6, 2001 (inception) through March 31, 2002 (unaudited)

(d) Consolidated Statements of Cash Flows for the three month period ended March 31, 2002 and for the period from September 6, 2001 (inception) through March 31, 2002 (unaudited)

(e)  Notes to Consolidated Financial Statements as of March 31, 2002
     (unaudited)

Item 2.   Management's Discussion and Analysis or Plan of Operation.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Item 2.    Changes in Securities.

Item 3.    Defaults on Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Events.

Item 6.    Exhibits, Lists and Reports on Form 8-K.

SIGNATURES

ITEM 1.   FINANCIAL STATEMENTS.


(a)  Consolidated Balance Sheets as of March 31, 2002 and December
     31, 2001

                        CONVERGE GLOBAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED BALANCE SHEETS


                                     March 31,
                                     2002          December 31,
                                      (unaudited)  2001

                                         ----------    ----------

ASSETS

CURRENT ASSETS:

 Cash                                          $ 42           $ -

 Subscriptions receivable                         -        31,900

                                         ----------    ----------

  Total Current Assets                         $ 42      $ 31,900

                                         ----------    ----------

TOTAL ASSETS                                   $ 42      $ 31,900

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
(DEFICIENCY) EQUITY

CURRENT LIABILITIES:

 Accounts payable and accrued              $290,167           $ -
 liabilities

 Due to stockholders                         67,320             -

                                         ----------    ----------

  Total Current Liabilities                 357,487             -

                                         ----------    ----------

STOCKHOLDERS' (DEFICIENCY) EQUITY:

 Common stock, $.001 par value,              39,940        31,900
 50,000,000 shares authorized,
 39,940,000 and 31,900,000 shares
 issued and outstanding,
 respectively

 Additional paid-in capital                   6,960             -

 Accumulated deficit during               (404,345)             -
 development stage

                                         ----------    ----------

  Total Stockholders' Equity              (357,445)        31,900
  (Deficit)

                                         ----------    ----------

  TOTAL LIABILITIES AND                        $ 42       $31,900
  STOCKHOLDERS' (DEFICIENCY) EQUITY

                                         ==========    ==========

____________________

See accompanying notes to consolidated financial statements.

(b) Consolidated Statements of Operations for the three month period ended March 31, 2002 and for the period from September 6, 2001 (inception) through March 31, 2002 (unaudited)

                        CONVERGE GLOBAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                      For the
                                                    Period from
                                                   September 6,
                                        For the        2001
                                         Three      (Inception)
                                         Months       Through
                                      Ended March  March 31,
                                        31, 2002   2002
                                       ----------    ----------


INCOME                                          $ -           $ -

                                         ----------    ----------

EXPENSES:

 Professional fees                           20,667        20,667

 Consulting fees                            350,000       350,000

 General and administrative                      78            78

 Travel                                      33,600        33,600

                                         ----------    ----------

 Total Expenses                             404,345       404,345

                                         ----------    ----------

NET LOSS                                 $(404,345)    $(404,345)

                                         ==========    ==========

NET LOSS PER SHARE BASIC AND DILUTED        $(0.01)

                                         ==========

WEIGHTED AVERAGE NUMBER OF SHARES        32,436,029
OUTSTANDING BASIC AND DILUTED

                                         ==========

____________________

See accompanying notes to consolidated financial statements.

(c) Consolidated Statement of Changes in Stockholders' (Deficiency) Equity for the period from September 6, 2001 (inception) through March 31, 2002 (unaudited)

                        CONVERGE GLOBAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF CHANGES IN
                  STOCKHOLDERS' (DEFICIENCY) EQUITY
                             (UNAUDITED)

                              Common       Common    Additional  Accumulated     Total
                              Stock        Stock       Paid-In     Deficit
                              Shares       Amount      Capital

                               ----------  ----------  ----------   ----------  ----------

Issuance of common stock      $31,900,000     $31,900           -            -     $31,900
for cash

                               ----------  ----------  ----------   ----------  ----------

Balance, January 1, 2002       31,900,000      31,900           -            -      31,900

Common stock transferred        8,040,430       8,040     (8,040)            -           -
in recapitalization

Issuance of stock purchase              -           -      15,000            -      15,000
warrants for cash

Net loss, 2002                          -           -           -    (404,345)   (404,345)

                               ----------  ----------  ----------   ----------  ----------

BALANCE, MARCH 31, 2002        39,940,430     $39,940      $6,960   ($404,345)  ($357,445)

                               ==========  ==========  ==========   ==========  ==========

____________________

See accompanying notes to consolidated financial statements.

(d) Consolidated Statements of Cash Flows for the three month period ended March 31, 2002 and for the period from September 6, 2001 (inception) through March 31, 2002 (unaudited)

                        CONVERGE GLOBAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)


                                                      For the
                                                    Period From
                                                     September
                                          For the     6, 2001
                                           Three    (inception)
                                          Months      through
                                        Ended       March 31,
                                        3/31//02    2002
                                         ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                 $(404,345)   $(404,345)

 Adjustments to reconcile net loss
 to net cash used by operating
 activities:

  Increase (decrease) in accounts            290,167      290,167
  payable and accrued liabilities

                                          ----------   ----------

   Net cash used in operating              (114,178)    (114,178)
   activities

                                          ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Due to shareholders                          67,320       67,320

 Proceeds from issuance of stock              15,000       15,000
 purchase warrants

 Proceeds from issuance of common             31,900       31,900
 stock

                                          ----------   ----------

  Net cash Provided By Financing             114,220      114,220
  activities

                                          ----------   ----------

INCREASE IN CASH AND CASH EQUIVALENTS             42           42

CASH AND CASH EQUIVALENTS, BEGINNING               -            -
OF PERIOD

                                          ----------   ----------

CASH AND CASH EQUIVALENTS, END OF               $ 42         $ 42
PERIOD

---------------------------------         ==========   ==========

____________________

See accompanying notes to consolidated financial statements.

(d)  Notes to Financial Statements

                        CONVERGE GLOBAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2002


NOTE 1    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

(B) Organization and Principles of Consolidation

Telewrx, Inc. (a development stage company) (the "Company") was incorporated in the State of Florida on September 6, 2001 and was formed for the purpose of selling telecommunication products and service using a network marketing sales strategy. TeleWrx, Inc. will offer its customers long distance services, internet dialup, calling cards, toll free and wireless services including wireless application protocol. TeleWrx, Inc. will utilize a web portal for each of its sales agents as well as provide wireless capabilities to assist sales agents in the field. On March 25, 2002, TeleWrx, Inc. Concluded a share exchange transaction with Converge Global, Inc. (the "Company") which has been accounted for as a recapitalization (see Note 2).

The consolidated financial statements include the accounts of Converge Global, Inc. and its wholly owned subsidiary Telewrx, Inc. (a development stage company).

All intercompany accounts and transactions have been eliminated in consolidation.

(C) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclose the nature of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(D) Per Share Data

Basic net loss per common share is computed based on the weighted average common shares outstanding during the year. Diluted net loss per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the year.
The computation of weighted average common shares outstanding gives retroactive effect to the recapitalization discussed in Note 2. There were no common stock equivalents included in the computation of diluted loss per share as their effect would be anti-dilutive.

(E) Interim Consolidated Financial Statements

The consolidated financial statements as of March 31, 2002 and for the three months then ended are unaudited. In the opinion of management, such consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2    RECAPITALIZATION

On March 25, 2002, Converge Global, Inc., a reporting public company with no assets, liabilities or operations at that time, consummated a share exchange agreement (the "Agreement") with Telewrx, Inc., (a development stage company) a company incorporated in the state of Florida on September 6, 2001, whereby all of the shareholders in Telewrx, Inc. exchanged their shares for 31,900,000 shares or 79% of the common stock of Converge Global, Inc.

Under generally accepted accounting principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction was accounted for as a recapitalization of TeleWrx, Inc. The consolidated financial statements subsequent to the acquisition include the following: (1) the balance sheet consists of the net assets of the Company at historical costs (zero at the acquisition date) and the net assets of Telewrx, Inc. at historical cost. (2) the statement of operations consists of the operations of Telewrx, Inc. for the period presented and the operations of the Company from the recapitalization date.

NOTE 3    WARRANTS

On March 25, 2002, the Company offered and sold common stock purchase warrants to purchase and aggregate of 3,000,000 shares of our common stock to a limited number of investors without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) thereunder.

NOTE 4    COMMITMENTS AND CONTINGENCIES

(A) Marketing Agreement

On March 1, 2002, the Company entered into marketing agreement with T-Wrx Marketing Services, LLC (TMS), a stockholder of the Company. The agreement requires payment of $150,000 immediately following the closing of the agreement and $200,000 on April 1, 2002. At March 31, 2002, $75,000 had been paid to TMS and $275,000 is included in accrued expenses in the accompanying consolidated balance sheet at March 31, 2002.

(B) Legal Proceedings

In early September 2001, the Company became aware that a complaint had been filed on September 4, 2001 in Orange County Superior Court, case number 01CC11333, against the Company, Imran Husain, Bekam Investments, Ltd. (:Bekam"), and Shogun Investments, Ltd. ("Shogun") by Interactive Business Channel, Inc.("IBC"). The complaint revolves around an agreement for services, date January 18, 1999, between the Company and IBC wherein the Company agreed to pay
100,000 of its shares to IBC in exchange for services. The Company subsequently cancelled the 100,000 shares due to non-performance of IBC. The Company and IBC then entered into a settlement agreement, date January 11, 1999, granting IBC 28,000 shares which could be bought back by the Company, Shogun or Bekam at $1.00 per share.
Bekam bought back 8,000 shares, paying IBC $8,000 and allowing IBC to retain 20,000 shares. However, IBC's complaint seeks $150,000 for services rendered, and $28,000 for the shares; as well as attorney's fees, general damages, consequential damages, all according to proof. The Company believes the complaint is meritless and will defend itself in its action if and when served. The
Company has not yet been served with the complaint and, as such, no action on the part of the Company is required at this point. The Company's former President has agreed indemnify the Company for any costs relating to the matter in the event there are monetary damages.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this report.

Overview

On March 25, 2002, Converge Global, Inc., a reporting public company with no assets, liabilities or operations at that time, consummated a share exchange agreement (the "Agreement") with Telewrx, Inc., (a development stage company) a company incorporated in the state of Florida on September 6, 2001, whereby all of the shareholders in Telewrx, Inc. had their shares converted into 31,900,000 shares or 79% the common stock of Converge Global, Inc.

Under generally accepted accounting principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction was accounted for as a recapitalization of Converge Global, Inc. The statement of operations consists of the operations of Telewrx, Inc. for the period presented and the operations of the Company from the recapitalization date.

Plan of Operations

Without consideration of the cash requirements associated with the proposed operations of TeleWrx, our cash requirements for the next twelve months are minimal as we are in the developmental stage and have no offices or paid employees at this time. We have signed a contract with T-Wrx marketing LLC to provide us with marketing and sales consulting services. The contract calls for the payment of consulting fees and sales incentive fees. Consulting fees paid as of March 31, 2002 were $75,000, and there were $275,000 of consulting fees owing. An additional $200,000 was due to be paid on April 1, 2002, of which $100,000 has been paid as of the date of this filing. We have also incurred legal expenses of $15,000 as of March 31, 2002. Our other expenses have been limited to travel expenses of $33,600 for our key executives for the purpose of conducting meetings with potential sales staff and vendors.

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

Results of Operations

During the period ending March 31, 2002 we did not generate any revenue and except to the extent that any revenue is generated by TeleWrx, we do not expect to generate any significant revenues in the near future, except in connection with the potential operations of TeleWrx, we have no significant current cash requirements.

Our sole source of capital during the first quarter of 2002 was investment capital provided by third parties through the purchase of stock for $39,100, loans of $82,320 and the proceeds from the sale of warrants of $15,000. Upon the completion of the acquisition of TeleWrx we began talks with a number of third party investors and anticipate the raising of additional capital in the second quarter of 2002.

There are no comparisons to prior periods as TeleWrx, Inc. was not formed until September 9, 2002.

Our Internet address is: www.telewrx.com.

Business of TeleWrx:

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

TeleWrx expects to offer its distributors a unique opportunity and a first in network marketing. Through distributors personal TeleWrx websites, they will be able to retrieve valuable data (down-line reports, commission reports and customer status reports

TeleWrx is seeking the acquisition of start-up capital and expects to be in a position to launch its network at the end of the second quarter of 2002. TeleWrx will utilize its highly visible management team to create awareness of TeleWrx and to give it an edge on the competition.

Telecommunications and Network Marketing

Hundreds of companies in different industries have utilized network marketing to successfully market their products and services. But when it comes to network marketing in the telecommunications industry, there are some unique stories.

TeleWrx has engaged the services of T-eleWrx-Marketing LLC ("T-Wrx Marketing"). T-Wrx Marketing is headed by Steven D. Campbell. Mr. Campbell bring his organization of professional network marketers to T-Wrx Marketing. Over the past 10 years, Mr. Campbell and his organization have enjoyed success in the building and development of several network marketing companies, including significant success in the area of telecommunications through the launch of and acquisition of 268,000 customers for I-Link in 1997. T-Wrx Marketing will lead the TeleWrx national kick-off and expects to leverage their marketing power by contacting the thousands of individuals that are a part of Mr. Campbell's marketing organization, as well as, their tens of thousands of loyal customers. T-Wrx Marketing will work closely with the TeleWrx to develop sales, marketing and compensation plans aimed at attracting new agents and customers, as well as, creating profitability for TeleWrx.

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

Liquidity and Capital Resources

As of March 31, 2002, we had limited capital resources, including cash in the amount of $42. Although we are in development stage we believe that such additional resources will be available to the Company as result of its acquisition of TeleWrx, Inc. As a result of our acquisition of TeleWrx, we will require substantial additional capital to commence and continue our operations, and in the event that we are unsuccessful in obtaining such additional capital we will not have the ability to engage in meaningful business operations.

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

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.

     a).  Not Applicable.

     ITEM 2.   CHANGES IN SECURITIES.

     a).  Not Applicable.

     b).  Not Applicable.

     c).  Not Applicable.

     d).  Not Applicable.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  Not Applicable.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
               Not Applicable.

     ITEM 5.   OTHER INFORMATION.  Not Applicable.

     ITEM 6.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K:

     (a)  Exhibits.

     The following is a list of exhibits filed as part of this quarterly report on Form 10-QSB. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


        DESCRIPTION
EXHIBIT
NO.

2.1     Share Exchange Agreement dated March 25, 2002 (5)

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

3.6     Articles of Incorporation of TeleWrx, Inc. (5)

3.7     Bylaws of TeleWrx, Inc. (5)

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

10.5    1999 Incentive & Nonstatutory Stock Option Plan dated
        January 6, 1999 (1)

10.6    Promissory Note between Converge Global, Inc. and
        Knight rider Investments Ltd., dated January 19, 2000
        (1)

10.7    Debt Conversion Agreement between Converge Global, Inc.
        and EssTec, Inc.,dated December 20, 2000 (2)

10.8    Agreement with T-Wrx Marketing, LLC. (3)

10.9    Master Network Marketing Agreement (5)

10.10   Shareholder Agreement (5)

21.1    List of Subsidiaries (4)

__________________________________________

(1) Incorporated by reference from the Registration Statement on Form 10SB filed by us on February 17, 2000.

(2) Incorporated by reference from the Form 10KSB filed by us on April 16, 2001.

(3) Incorporated by reference from the Form 8K filed by us on April 8, 2001 and incorporated herein by reference.

(4) Incorporated by reference from the Form 10KSB filed by us on April 15, 2002.

(5) Incorporated by reference from Form 8K filed by us on April 8, 2002.


     (b)  Reports on Form 8-K.  None.

                              SIGNATURES


     In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CONVERGE GLOBAL, INC.



Date: 05/21/02                By: /s/ Michael P. Brown

                              Michael P. Brown, President



Date: 05/21/02                By: /s/John J. Matteis

                              John J. Matteis, Principal Financial
                              and Accounting Officer