Form 10QSB
period 2002-06-30
CONVERGE GLOBAL INC/CA
filed 2002-09-26
CIK 1078799

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2002

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

                          YES [X]   NO [  ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 19, 2002, there were 47,196,430 shares of the Registrant's $.001 par value common stock outstanding.

      Transitional Small Business Disclosure Format (check one):

                          YES [  ]   NO [X]

                          TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

(a)  Condensed Balance Sheets as of June 30, 2002
     (consolidated)(unaudited) and December 31, 2001

(b) Condensed Consolidated Statements of Operations for the three and six months period ended June 30, 2002 and for the period from September 6, 2001 (inception) through June 30, 2002
     (unaudited)

(c)  Condensed Consolidated Statement of Changes in
     Stockholders' Equity (Deficiency) for the period from September 6, 2001 (inception) through June 30, 2002
     (unaudited)

(d) Condensed Consolidated Statements of Cash Flows for the six months period ended June 30, 2002 and for the period from September 6, 2001 (inception) through June 30, 2002 (unaudited)

(e) Notes to Condensed Consolidated Financial Statements as of June 30, 2002 (unaudited)

Item 2.   Management's Discussion and Analysis or Plan of Operation.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Item 2.    Changes in Securities.

Item 3.    Defaults on Senior Securities.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Events.

Item 6.    Exhibits, Lists and Reports on Form 8-K.

SIGNATURES

ITEM 1.   FINANCIAL STATEMENTS.


(a)  Condensed Balance Sheets as of June 30, 2002
     (consolidated)(unaudited) and December 31, 2001

                        CONVERGE GLOBAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED BALANCE SHEETS


                                    June 30, 2002
                                    (consolidated)
                                      (unaudited)
                                                   December 31,
                                                   2001

                                         ----------    ----------

ASSETS

CURRENT ASSETS:

 Cash                                          $ 94           $ -

 Advance receivable-related party             8,099             -

 Subscription receivable                          -        31,900

 Prepaid cellular service fee                30,000             -

                                         ----------    ----------

  Total Current Assets                     $ 38,193      $ 31,900

                                         ----------    ----------

EQUIPMENT, NET                               10,916             -

                                         ----------    ----------

OTHER ASSETS

 Intangible assets-net                       58,730             -

                                         ----------    ----------

   Total Other Assets                        58,730             -

                                         ----------    ----------

TOTAL ASSETS                              $ 107,839      $ 31,900

                                         ==========    ==========

LIABILITIES AND STOCKHOLDERS'
(DEFICIENCY) EQUITY

CURRENT LIABILITIES:

 Accounts payable and accrued              $231,789           $ -
 liabilities

 Advances payable-related parties           128,768             -

 Notes payable                              335,000             -

 Note payable-related party                  45,000             -

                                         ----------    ----------

  Total Current Liabilities                 740,557             -

                                         ----------    ----------

STOCKHOLDERS' (DEFICIENCY) EQUITY:

 Common stock, $.001 par value,              42,146        31,900
 50,000,000 shares authorized,
 42,146,430 and 31,900,000 shares
 issued and outstanding,
 respectively

 Additional paid-in capital                 682,754             -

 Accumulated deficit during             (1,357,618)             -
 development stage

                                         ----------    ----------

  Total Stockholders'                     (632,718)        31,900
  (Deficiency)Equity


                                         ----------    ----------

  TOTAL LIABILITIES AND                   $ 107,839       $31,900
  STOCKHOLDERS' (DEFICIENCY) EQUITY

                                         ==========    ==========

____________________

See accompanying notes to condensed consolidated financial statements.

(b) Condensed Consolidated Statements of Operations for the three and six months period ended June 30, 2002 and for the period from September 6, 2001 (inception) through June 30, 2002
     (unaudited)

                        CONVERGE GLOBAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                                          For the Period
                                                                          from September
                                                                             6, 2001
                                        For the Six      For the Three     (Inception)
                                        Months Ended     Months Ended      Through June
                                        June 30, 2002    June 30, 2002       30, 2002
                                         ----------        ----------       ----------


INCOME                                              $ -               $ -              $ -

                                             ----------        ----------       ----------

EXPENSES:

 Professional fees                               28,167             7,500           28,167

 Consulting fees                                903,185           553,185          903,185

 General and administrative                     192,522           192,444          192,522

 Travel                                         186,122           152,522          186,222

                                             ----------        ----------       ----------

 Total Expenses                               1,309,996           905,651        1,309,996

                                             ----------        ----------       ----------

LOSS FROM OPERATIONS                        (1,309,996)         (905,651)      (1,309,996)

OTHER (EXPENSE)

 Interest and financial expenses               (47,622)          (47,622)         (47,622)

                                             ----------        ----------       ----------

NET LOSS                                   $(1,357,618)        $(953,273)     $(1,357,618)

                                             ==========        ==========       ==========

NET LOSS PER SHARE BASIC AND DILUTED            $(0.04)           $(0.02)           $(.04)

                                             ==========        ==========       ==========

WEIGHTED AVERAGE NUMBER OF SHARES            37,305,480        40,548,545       37,305,480
OUTSTANDING BASIC AND DILUTED

                                             ==========        ==========       ==========

____________________

See accompanying notes to consolidated financial statements.

(c)  Condensed Consolidated Statement of Changes in Stockholders'
     Equity (Deficiency) for the period from September 6, 2001
     (inception) through June 30, 2002 (unaudited)

                        CONVERGE GLOBAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                  STOCKHOLDERS' EQUITY (DEFICIENCY)
                             (UNAUDITED)

                             Common      Common    Additional  Accumulated      Total
                          Stock Shares Stock       Paid-In     Deficit
                                       Amount      Capital

                             ----------   ---------  ----------   ----------    ----------

Issuance of common stock    $31,900,000     $31,900          $-           $-       $31,900
for cash

                             ----------   ---------  ----------   ----------    ----------

Balance, January 1, 2002     31,900,000      31,900           -            -        31,900

Common stock transferred      8,040,430       8,040     (8,040)            -             -
in recapitalization

Issuance of stock                     -           -      15,000            -        15,000
purchase warrants for
cash

Common stock issued for       1,700,000       1,700     447,300            -       481,333
services

Common stock issued for         478,000         478     228,522            -       229,000
cash

Common stock re-issued           28,000          28        (28)            -             -

Net loss, 2002                        -           -           -  (1,357,618)   (1,357,618)

                             ----------   ---------  ----------   ----------    ----------

BALANCE, JUNE 30, 2002       42,146,430     $42,146    $682,754 ($1,357,618)    ($632,718)

                             ==========   =========  ==========   ==========    ==========

____________________

See accompanying notes to consolidated financial statements.

(d) Condensed Consolidated Statements of Cash Flows for the six months period ended June 30, 2002 and for the period from September 6, 2001 (inception) through June 30, 2002 (unaudited)

                        CONVERGE GLOBAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)


                                                                              For the
                                                                            Period From
                                                                            September 6,
                                                             For the Six        2001
                                                            Months Ended    (inception)
                                                            June 30, 2002   through June
                                                              ----------      30, 2002
                                                                             ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                      $(1,357,618)   $(1,357,618)

 Adjustments to reconcile net loss to net cash used by operating activities:

  Depreciation                                                          419            419

  Amortization                                                        4,120          4,120

  Common stock issued for services                                  449,000        449,000

 Changes in operating assets and liabilities:

  (Increase) decrease in:

   Prepaid cellular service fee                                    (30,000)       (30,000)

  Increase (decrease) in:

   Accounts payable and accrued expenses                            231,789        231,789

                                                                 ----------     ----------

   Net cash used in operating activities                          (702,290)      (702,290)

                                                                 ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Advance to Shareholder                                             (8,099)        (8,099)

 Purchase of equipment                                             (11,335)       (11,335)

 Purchase of software development costs                            (62,850)       (62,850)

                                                                 ----------     ----------

   Net Cash Used in Investing Activities                           (82,284)       (82,284)

                                                                 ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Advances payable-related parties                                   128,768        128,768

 Borrowings on notes payable                                        335,000        335,000

 Borrowings on note payable-related party                            45,000         45,000

 Proceeds from issuance of common stock                             260,900        260,900

 Proceeds from issuance of stock purchase warrants                   15,000         15,000

                                                                 ----------     ----------

   Net cash Provided By Financing activities                        784,668        784,668

                                                                 ----------     ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                    94             94

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            -              -

                                                                 ----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 94           $ 94

----------------------------------------                         ==========     ==========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

--------------------------------------------------------

The Company issued common stock in exchange for subscriptions receivable of 431,900.

During the six months ended June 30, 2002, 700,000 shares valued at $0.64 per share were issued for payment of services valued at $448,000, and 1,000,000 shares valued at $.20 per share were issued for payment of services valued at $200,000, of which $166,667 has been deferred and $33,333 has been expensed in the current period.

____________________

See accompanying notes to consolidated financial statements.

(d) Notes to Condensed Consolidated Financial Statements as of June 30, 2002 (unaudited)

                        CONVERGE GLOBAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2002

NOTE 1
BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying condensed consolidated financial statements are presented in United States dollars under accounting principles generally accepted in the United States of America.

(B) Organization and Principles of Consolidation

Telewrx, Inc. (a development stage company) was incorporated in the State of Florida on September 6, 2001 and was formed for the purpose of selling telecommunication products and service using a network marketing sales strategy. Telewrx, Inc. will offer its customers long distance services, internet dial-up, calling cards, toll free and wireless services including wireless application protocol. Telewrx, Inc. will utilize a web portal for each of its sales agents as well as provide wireless capabilities to assist sales agents in the field. On March 25, 2002, Telewrx, Inc. merged with Converge Global, Inc. (the "Company") which has been accounted for as a recapitalization (See Note 2).

All intercompany accounts and transactions have been eliminated in consolidation.

(c) Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclose the nature of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(D) Equipment

Equipment is stated at cost, less accumulated depreciation.
Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful life of the assets of five years.

(E) Software Development Costs

In accordance with EITF Issue No. 00-2, the Company accounts for its web site development software in accordance with Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage. Amortization is provided using the straight-line method over three years.

(F) Per Share Data

Basic net loss per common share is computed based on the weighted average common shares outstanding during the period. Diluted net loss per common share is computed based on the weighted average common shares and common stock equivalents outstanding during the period. The computation of weighted average common shares outstanding gives retroactive effect to the recapitalization discussed in Note 2. There were no common stock equivalents included in the computation of diluted loss per share as their effect would be anti-dilutive.

(G) Interim Condensed Consolidated Financial Statements

The condensed consolidated financial statements as of June 30, 2002 and for the three and six months then ended are unaudited. In the opinion of management, such condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. The consolidated results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

(H) Advertising Expense

Costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expenses for the six months ended June 30, 2002 were $80,369.

(I) Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2002, the Company has a net loss of $1,357,618 and a negative cash flow from operations of $702,290, and a working capital deficiency of $702,364 and stockholders' deficiency of $632,718 at June 30, 2002. These circumstances raise substantial doubt as to the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on the Company's ability to raise additional capital, and implement its business plan. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. The condensed consolidated financial statements do not include any adjustments

NOTE 2    RECAPITALIZATION

On March 25, 2002, Converge Global, Inc., a reporting public company with no assets, liabilities or operations at that time, consummated a share exchange agreement (the "Agreement") with Telewrx, Inc., (a development stage company) a company incorporated in the state of Florida on September 6, 2001, whereby all of the shareholders in Telewrx, Inc. had their shares converted into 31,900,000 shares or 79% of the common stock of Converge Global, Inc.

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

NOTE 3    WARRANTS

On March 25, 2002, the Company offered and sold common stock purchase warrants for $15,000 to purchase and aggregate of 3,000,000 shares of common stock to a limited number of investors without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) thereunder.

NOTE 4    RELATED PARTY TRANSACTIONS

The following schedule reflects loans receivable at June 30, 2002:


Loan receivable from an officer of the Company,            $8,099
non-interest bearing, due on demand, unsecured

                                                       ----------

The following schedule reflects advances payable to related parties at June 30, 2002:


Loan payable to a corporation whose majority              $40,616
shareholder is a stockholder in the Company,
non-interest bearing, due on demand, unsecured

Loan payable to a corporation whose majority              $88,152
shareholder is a stockholder in the Company,
non-interest bearing, due on demand, unsecured


                                                       ----------

                                                         $128,768

                                                       ==========

NOTE 5    EQUIPMENT

Equipment at June 30, 2002 consisted of the following:

Computer equipment                                        $10,296

Office equipment                                           $1,039

                                                       ----------

                                                          $11,335

Less accumulated depreciation                              ($419)

                                                       ----------

Equipment, net                                            $10,916

                                                       ==========

Depreciation expense for the six months ended June 30, 2002 was $419.

NOTE 6    INTANGIBLES

Intangible assets at June 30, include the following:

Software development costs                                $62,850

Less accumulated depreciation                            ($4,120)

                                                       ----------

Intangibles, net                                          $58,730

                                                       ==========


Amortization expense for the six months ended June 30, 2002 was $4,120.

NOTE 7    NOTES PAYABLE

The following schedule reflects notes and loans payable at June 30, 2002:


Note payable to an individual, interest at 15%
per annum, due December 13, 2002, unsecured.
Additionally, the holder shall be issued 400,000
shares of common stock upon maturity which is
being accounted for as additional interest
expense over the life of the loan                         $25,000

Note payable to an individual, interest at 5% per         $60,000
annum, due December 22, 2002, unsecured.

Note payable to an individual, interest at 15%        $250,000.00
per annum, due December 19, 2002, unsecured.
Additionally, the holder shall be issued
2,500,000 shares of common stock upon maturity
which is being accounted for as additional
interest expense over the life of the loan

                                                       ----------

                                                         $335,000

                                                       ==========

NOTE 8    NOTE PAYABLE   RELATED PARTY

The following schedule reflects note payable   related party at June
30, 2002:

Note payable to stockholder, interest at 10% per          $45,000
annum, due December 22, 2002

                                                       ==========


NOTE 9    STOCKHOLDERS' DEFICIENCY

(A) Common Stock

At June 30, 2002 there were 42,146,430 shares of common stock issued and outstanding. Stock certificates for 1,050,000 shares were not issued until July 2002, but such shares were effectively issued at June 30, 2002.

(B) Stock Issued for Cash

During the three months ended June 30, 2002 the company issued
478,000 shares of common stock for an aggregate of $229,000.
Certificates for 50,000 shares were not physically issued until July
2002.

(C)) Stock Issued for Services

(I) On May 2, 2002, the Company issued 500,000 shares of common stock to a consultant for services. The shares were valued at $320,000, the fair value on the date of grant.

(ii) On May 2, 2002, the Company issued 100,000 shares of common stock to a consultant for services. These shares were valued at $64,000, the fair value on the date of grant.

(iii) On May 2, 2002, the Company issued 100,000 shares of common stock to a consultant for services. The shares were valued at $64,000, the fair value on the date of grant.

(iv) On June 15, 2002, the Company effectively issued 1,000,000 shares of common stock to a consultant in contemplation of entering into a financial consulting arrangement. The Company has decided not to engage in this transaction and is seeking the return of the shares (See Note 10(F)).

NOTE 10   COMMITMENTS AND CONTINGENCIES

(A) Operating Lease

On August 1, 2002, the Company entered into a non-cancelable lease agreement expiring July 31, 2005. The agreement provides that the Company pays property taxes, insurance and certain operating expenses applicable to the leased premises. The agreement provides for an annual rent of $104,520 per year plus a portion of real estate taxes and operating costs, as well as cost of living adjustments of four percent per year on each anniversary date. A security deposit in the amount of $23,962 was required to be deposited with the lessor upon execution of the lease agreement. The lessor has agreed to abate the base rent for the first two months of the lease term.

The future minimum annual lease payments required under the lease are as follows:


               Year Ending June 30,

                       2003                               $78,390

                       2004                              $104,520

                       2005                              $104,520

                       2006                                $8,710

                                                       ----------

            Total future lease payments                  $296,140

                                                       ==========


(B) Marketing Agreements

(I) On March 1, 2002, the Company entered into marketing agreement with T-Wrx Marketing Services, LLC (TMS), a stockholder of the Company. The agreement requires payment of $150,000 immediately following the closing of the agreement and $200,000 on April 1, 2002. At June 30, 2002, $211,000 had been paid to TMS and $139,000 is included in accrued expenses.

(ii) On May 29, 2002, the Company entered into an agreement with an independent contractor to provide internet fulfillment services. As compensation for these services, the Company was required to pay an initial set up fee of $15,000 plus a wholesale monthly rate per subscriber. The term of the agreement is for three years and shall automatically renew for an additional three-year term at the same pricing and terms unless written notice is given with thirty days notice. At June 30, 2002, $15,000 is included in intangible assets and is being amortized over the life of the agreement. The net intangible at June 30, 2002 is $14,028.

(iii) On June 10, 2002, the Company entered into an agreement to secure a non-exclusive license to continue to deploy internet systems, tools and services. The Company will pay licensor a wholesale license fee for every live site that is activated by the Company from sub-licensing. Additionally, a customization fee of $10,000 was paid upon execution of the agreement and is included in general and administrative expenses at June 30, 2002. The term of the agreement is for five years.

(C)) Services Agreements

(I) On May 6, 2002, the Company entered into an agreement with an unrelated third party to provide computer systems services to end users in the continental United States and Canada. The initial set up and professional services fee shall be $31,750 paid in two equal installments of $15,875. The first installment was due upon signing the agreement and the second installment is due when the Company is able to enter data into each database. Additionally, monthly hosting fees associated with the service range from $2,000 to $15,000 per month depending on the number of connections and users. The term of the agreement is for three months and shall automatically renew for successive periods of three months until thirty days notice is given to terminate. As of June 30, 2002, $24,100 of the $31,750 was paid and such amount is included in intangible assets in the accompanying condensed consolidated balance sheet.

(ii) On June 25, 2002, the Company entered into an agreement with an unrelated third party to market and sell voice communications services for unlimited long distance service. The Company's customers are required to pay all fees directly to the provider before service is activated or renewed. The provider will process all payments for telecommunication services. The Company shall pay a $3.50 processing fee for all new and recurring customer's billing.
 The term of the agreement is for two years and shall automatically renew for an additional term of two years unless a new term or other conditions are mutually agreed upon

(D) Reseller Agreements

(I) On May 8, 2002, the Company entered into an agreement with an unrelated third party to develop and host a Company-branded version of unified messaging and communications services. As compensation for the unified communications solution, the Company shall pay a development fee of $10,000 in two equal installments, 50% upon execution of the agreement and 50% upon delivery. The term of the agreement is for two years from the effective date and shall automatically renew for an additional one-year term unless terminated by either party with thirty days notice. As of June 30, 2002, $5,000 was paid and is included in intangible assets.

(ii) On May 28, 2002, the Company entered into an agreement with an unrelated inter-exchange carrier to provide wholesale and resale telecommunications services. The Company agreed to a minimum monthly usage commitment of $50,000. If the Company falls short of its monthly revenue commitment, it shall be obligated to pay a shortfall charge to the provider of the difference between the actual usage and the monthly commitment fee. The term of the agreement is for two years and shall automatically renew for subsequent one-year terms unless canceled with thirty days notice. The minimum monthly usage commitment begins when customers sign up for the services.

(iii) On May 28, 2002, the Company entered into an agreement with an unrelated third party to provide long distance internet protocol service to individuals, businesses and other entities who are customers of the Company. As compensation for the services provided, the Company shall be required to pay a net monthly fee of $21 to $26.50 per account based upon the number of active customers.
 The term of the agreement is for one year effective in July 2002 and shall automatically renew annually unless terminated by either party upon thirty days notice. In connection with this agreement, on June 19, 2002 the Company paid the service provider $30,000 as a prepaid cellular service fee to be applied against future service billings.

(E) Website Design

On May 23, 2002, the Company entered into an agreement with an independent contractor to develop a website. As compensation, the Company was required to pay a fee of $18,750 in two equal installments, 50% upon signing the agreement and 50% upon completion. At June 30, 2002, $18,750 is included in intangible assets.

(F) Consulting Agreement

On June 15, 2002, the Company issued 1,000,000 shares of common stock to be held in escrow in contemplation of a financial consulting arrangement. However, the Company has decided not to engage in this transaction and is in the process of requesting the return of such shares which the Company will cancel upon receipt.

(G) Legal Proceedings

In early September 2001, the Company became aware that a complaint had been filed on September 4, 2001 in Orange County Superior Court, case number 01CC11333, against the Company, its former president, Investments, Ltd. ("Bekam"), and Shogun Investments, Ltd. ("Shogun") by Interactive Business Channel, Inc. ("IBC"). The complaint revolves around an agreement for services, date January 18, 1999, between the Company and IBC wherein the Company agreed to pay 100,000 of its shares to IBC in exchange for services. The Company subsequently cancelled the 100,000 shares due to non-performance of IBC. The Company and IBC then entered into a settlement agreement, date January 11, 1999, granting IBC 28,000 shares which could be bought back by the Company, Shogun or Bekam at $1.00 per share. Bekam bought back 8,000 shares, paying IBC $8,000 and allowing IBC to retain 20,000 shares. However, IBC's complaint seeks $150,000 for services rendered, and $28,000 for the shares; as well as attorney's fees, general damages, consequential damages, all according to proof. As of June 30, 2002, the parties are negotiating to settle the case out of court and the Company has accrued its estimate of the settlement in the accompanying condensed consolidated balance sheet.

NOTE 11   SUBSEQUENT EVENTS

On July 23, 2002, the Company entered into an agreement with an unrelated third party to become the exclusive order fulfillment coordinator for the Company with respect to all wireless products and services. As compensation for their services, a commission shall be payable from the applicable wireless service provider which is fulfilled by the fulfillment coordinator or its subcontractor. The commission paid shall be split between the respective parties whereby 18% shall be retained by the subcontractor and the balance forwarded to the fulfillment provider, who shall retain 12% and remit 70% to the Company. The term of this agreement is for a period of three years expiring on July 22, 2005. Upon expiration of the initial term, the agreement shall be automatically extended for one-year periods unless either party shall provide written notice of its desire not to extend the term of the agreement.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Management's Discussion and Analysis

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to the statement included elsewhere in this report.

Overview

On March 25, 2002, Converge Global, Inc., a reporting public company with no assets, liabilities or operations at that time, consummated a share exchange agreement (the "Agreement") with Telewrx, Inc., (a development stage company) a company incorporated in the state of Florida on September 6, 2001, whereby all of the shareholders in Telewrx, Inc. had their shares converted into 31,900,000 shares or 79% the common stock of Converge Global, Inc. As of June 30, 2002 there were a total of 42,146,430 shares of common stock issued and outstanding and no preferred stock has been authorized.

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

Plan of Operations

Most of management's time and efforts during the period of April 1, 2002 through June 30, 2002 was focused on the launch of our operations which occurred on June 22, 2002.

During this development period the company did not pay its officers and had no obligation for office space. We continued to use outside consultants during this period. We made payments on the contract with T-Wrx marketing LLC to provide us with marketing and sales consulting services. Even with the use of outside resources, our general and administrative expenses were $192,522 for the current quarter versus no general and administrative expense in the March 31, 2002 quarter.

Travel expenses for our executives and expenses of introducing our products to a national market place were $152,522 for the current quarter and are $186,122 for the six months ending June 30, 2002.

Advertising expense was $80,369 and has been charged to operations as incurred, the funds were spent on promotion and advertising for our national launch event held in Los Angles, California on June 22, 2002. We also spent $62,800 for software development and $10,000 for development costs relating to our various web sites.

We had no income for the quarter or for the six month period ending June 30, 2002. For the six months ending June 30, 2002 we had a net loss of $1,357,618 and a negative cash flow from operations of $702,290. The working capital deficiency was $672,364 and the accumulated deficit during the development stage was $1,357,618 as of June 30, 2002. Our accountant has advised us that this raises substantial doubt as to our ability to continue to operate as a going concern.

Upon the completion of the acquisition of TeleWrx, we began talks with a number of third party investors. We raised a total of $784,668 from our financing activities for the period ending June 30, 2002 and anticipate the raising of additional capital during the balance of 2002 to meet the capital needs of TeleWrx. We continue seeking additional capital, and we are actively seeking both institutional debt and private equity financing to assure that we will be capable of financing the continuation of our business.

Should we fail to attract additional funding, we may be forced to curtail our operations and, eventually, cease operations altogether. Likewise, except in connection with the activities of TeleWrx we do not anticipate any increase in the number of our employees.

Results of Operations

During the period ending June 30, 2002 we did not generate any revenue but we hope to generate any revenues in the near future in connection with the operations of TeleWrx.

There are no applicable revenue comparisons to prior periods as TeleWrx, Inc. was not formed until September 6, 2002.

Our Internet address is: www.telewrx.com.

Business of TeleWrx:

TeleWrx began to offer residential and small business long-distance, Wireless long-distance, Internet dial-up (56K), calling cards, toll-free service, wireless services including WAP (wireless application protocol) devises and enhanced services such as "follow me" and nationwide "one number" services with its launch of service on June 22, 2002. TeleWrx believes that home-based businesses are experiencing explosive growth and that this growth will be lead to expanding markets in the telecommunications industry.

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

The Opportunity for TeleWrx

There are 104 Million households in the TeleWrx target market. TeleWrx is seeking to attain a 1/4 of one percent market share after its second year of operation. No assurance, however, can be provided that TeleWrx will be successful in attaining such a market share or any market share at all. The telecommunications industry worldwide was estimated to reach $950 billion dollars in revenue for the year 2001 and exceed $1.9 trillion by year-end 2004. It is an industry that continues to enjoy double-digit growth and seems oblivious to economic conditions. In fact, it appears to be one of the few industries that can prosper in an economic downturn. The United States is primarily responsible for the explosive growth in the telecommunications industry.

TeleWrx believes that its marketing techniques and technology applications are unique to the industry, and that consumer loyalty can be achieved with straightforward, honest marketing and competitive pricing. TeleWrx expects to offer its products at prices below its competition, but anticipated that its margin of profitability will remain significant. Because TeleWrx expects to be a reseller of products and services, the traditional costs and expenses attributable to others in the industry are applicable to TeleWrx. Likewise, by utilization of network marketing, distributor fees make a significant contribution to the revenue potential of TeleWrx. TeleWrx, through its partners, intends to market and sell long distance (VoIP) and Internet dial-up at rates far below traditional those traditionally offered as a result of the technologically advanced ability to carry long distance calls over the Internet. TeleWrx believes that the utilization of network marketing which incorporates the principal of "Friend to Friend" selling and an otherwise straightforward sales approach will allow it to more quickly acquire market share and achieve profitability.

TeleWrx is offering its distributors a unique opportunity and a first in network marketing. Through distributors personal TeleWrx websites, they will be able to retrieve valuable data (down-line reports, commission reports and customer status reports.

Telecommunications and Network Marketing

Hundreds of companies in different industries have utilized network marketing to successfully market their products and services.

TeleWrx has engaged the services of TeleWrx-Marketing LLC ("T-Wrx Marketing"). T-Wrx Marketing is headed by Steven D. Campbell. Mr. Campbell brings his organization of professional network marketers to T-Wrx Marketing. We believe that during the past 10 years, Mr. Campbell and his organization have enjoyed success in the building and developing of several network marketing companies, including successes in the area of telecommunications through the launch of and acquisition of 268,000 customers for I-Link in 1997. We expect that T-Wrx Marketing will lead the TeleWrx national kick-off and that T-Wrx will allow us to utilize their marketing power by contacting the thousands of individuals that are a part of Mr. Campbell's marketing organization, as well as, their loyal customers. T-Wrx Marketing is expected to work closely with TeleWrx to develop sales, marketing and compensation plans aimed at attracting new agents and customers, as well as, creating profitability for TeleWrx.

TeleWrx believes that the five key elements to its success are: the management team it expects to assemble, the range of products and services offered and their prices, the cutting edge technology expected to be included as a part of its network marketing, the aggressive compensation and residual income plan expected to be offered to its marketing agents and an honest, straight forward marketing approach aimed toward the consumer.

We believe that the concept of network marketing allows individuals to make the choice to work for themselves while working for others and that home based business owners seek to change their lives by seeking the opportunity to shape their future and to control their destiny. TeleWrx expects to offer its distributors what it believes is a unique opportunity and a first in network marketing. Through their personal TeleWrx websites, they will be able to retrieve valuable data and via a wireless PDA (personal digital assistant) they will have the opportunity to manage their business away from home.

Product Line Expansion

TeleWrx expects to initially offer the following services: residential and small business long distance, calling cards bundled with FREE unlimited Internet Access, wireless services and enhanced services such as "follow me" and "one number." TeleWrx wants to be able to offer the lowest priced, highest quality services to its customers and its sales agents. In an effort to keep TeleWrx and its customers and agents on the cutting edge of technology, TeleWrx expects to introduce additional technologically advances services into its product line as it becomes available, provided that those advances are able to meet the stringent criteria we expect to establish. Our goal will remain the same, to offer our customers and distributors technologically advanced services at prices that clearly reflect an honest value.

Competition

We believe that the continuing deregulation of the telecommunications industry and technological change has resulted in a business environment that is increasingly information intensive. For example, technological advances, including rapid growth of the Internet, the increased use of packet switching technology for voice communications, and the growth of multimedia applications, are expected to result in substantial growth in the high-speed data services market. TeleWrx believes that regulatory, technological, marketing and competitive trends have substantially expanded its opportunities in the converging voice and data communications services markets.

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

TeleWrx expects to operate in a highly competitive industry, and it expects that competition will continue to intensify in the future due, among other things, to regulatory changes and the increases in the size, resources, and number of market participants. In each of its anticipated markets, TeleWrx will face intense competition from larger, better capitalized Tier I and Tier II providers, ILECs and CLECs. While new business opportunities may be made available to TeleWrx as a result of changes in federal law and other federal and state regulatory initiatives, TeleWrx anticipates that regulators are likely to provide ILECs with an increased degree of flexibility with regard to pricing of their services as competition increases.

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

Liquidity and Capital Resources

As of June 30, 2002, we had limited capital resources, including cash in the amount of $94. As a result of our acquisition of TeleWrx, we will require substantial additional capital to continue our operations, and in the event that we are unsuccessful in obtaining such additional capital we will not have the ability to continue to engage in meaningful business operations.

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

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.

     a).  Not Applicable.

     ITEM 2.   CHANGES IN SECURITIES.

     a).  Not Applicable.

     b).  Not Applicable.

     c).

          1. During the three months ended June 30, 2002 we issued 478,000 shares of our common stock to 21 parties for aggregate of $229,000. There were no commissions or discounts associated with such issuance of our common stock, such common stock is not convertible or exchangeable and there where no warrants or options issued in connection therewith. We claimed exemption from the registration provisions of the Securities Act of 1933, as amended (the "Act") with respect to the common stock so issued pursuant to pursuant to Regulation D, Rule 506 under the Act. Each of the parties to whom securities were issued made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that all parties that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that they were capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.


          2. On May 2, 2002, we issued 500,000 shares of our common stock to a consultant for services rendered. We valued such shares at $320,000, which represented the fair value of such shares on the date of grant. There were no commissions or discounts associated with such issuance of our common stock, such common stock is not convertible or exchangeable and there where no warrants or options issued in connection therewith. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. The party to whom securities were issued made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that such party was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

          3. On May 2, 2002, we issued 100,000 shares of our common stock to a consultant for services. We valued such shares at $64,000, which represented the fair value of such shares on the date of grant. There were no commissions or discounts associated with such issuance of our common stock, such common stock is not convertible or exchangeable and there where no warrants or options issued in connection therewith. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. The party to whom securities were issued made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that such party was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

          4. On June 15, 2002, we effectively issued 1,000,000 shares of common stock to a consultant for services for the period from June 15, 2002 through September 15, 2002. We valued such shares at $200,000, which represented the fair value of such shares on the date of grant. Certificate for these shares were physically issued on July 10, 2002. There were no commissions or discounts associated with such issuance of our common stock, such common stock is not convertible or exchangeable and there where no warrants or options issued in connection therewith. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. The party to whom securities were issued made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that such party was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

          5. On June 15, 2002, we issued 1,000,000 shares of common stock to a consultant in escrow in connection with certain financial consulting services expected to be rendered to us as part of a proposed financial transaction. We are not proceeding with the proposed financial transaction in the manner presently proposed to us and, as a result, we have demanded the return of the shares from escrow. Upon receipt of the return of the share we intend to cancel same of record. There were no commissions or discounts associated with such anticipated issuance of our common stock, such common stock is not convertible or exchangeable and there where no warrants or options issued in connection therewith. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to
               Section 4(2) thereof inasmuch as no public offering was involved. The party to whom securities were issued made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that the party that acquired our securities pursuant to the foregoing had knowledge and experience in financial matters such that such party was capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

     d).  Not Applicable.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  Not Applicable.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
               Not Applicable.

     ITEM 5.   OTHER INFORMATION.

     a). Pursuant to a letter from the Securities Exchange Commission (the "Commission") to us dated August 14, 2002 (the "Company Letter"), the Commission has advised us that the staff of the Commission has made a preliminary determination to recommend that the Commission take legal action against us alleging that we violated certain provisions of the federal securities laws. These provisions include Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. In the Company Letter, the staff has advised the us that the facts that the staff believes supports charges against the us include, among other things, that the Company issued a July 24, 2002 press release that made false and misleading statements about us. The staff of the Commission has further advised us that in connection with the contemplated civil injunctive action against us the staff of the Commission may seek a permanent injunction and the imposition of civil penalties pursuant to Section 21A of the Exchange Act. The staff of the Commission further advised us that it may also seek the institution of administrative proceeding to determine whether an order pursuant to Section 12(j) of the Exchange Act revoking the registration of the Company's common stock is appropriate. We have engaged counsel to represent us in this matter and we are advised that our counsel is currently negotiating with the staff of the Commission to settle these matters.

     b). Pursuant to a letter from the Securities Exchange Commission (the "Commission") to Michael Brown ("Brown"), our president, secretary and chief executive officer, dated August 14, 2002 (the "Brown Letter"), the Commission has advised Brown that the staff of the Commission has made a preliminary determination to recommend that the Commission take legal action against Brown alleging that Brown violated certain provisions of the federal securities laws. These provisions include Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. In the Brown Letter, the staff has advised Brown that the facts that the staff believes supports charges against Brown include, among other things, that Brown co-authored a July 24, 2002 press release that made false and misleading statements about us. The staff of the Commission has further advised Brown that in connection with the contemplated civil injunctive action against Brown the staff of the Commission may seek a permanent injunction, an officer and director bar and the imposition of civil penalties pursuant to Section 21A of the Exchange Act. Brown has engaged counsel to represent him in this matter and we are advised that such counsel is currently negotiating with the staff of the Commission to settle these matters. Brown and we have engaged the same counsel in connection with the Company Letter and the Brown Letter, and such counsel has advised us that at the present time no conflict of interest exists in connection with these representations.

     c). John Matteis our chief financial officer resigned effective May 29, 2002. As a part of his resignation, Mr. Matteis did not indicate that he had any disagreement with us. Since the resignation of Mr. Matteis, Michael Brown has served in the capacity of chief financial officer and we expect Mr. Brown to continue to so serve until such time as we engage an alternative party in such capacity, if ever.

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

                              CONVERGE GLOBAL, INC.



Date: 09/26/02                     By: /s/ Michael P. Brown

                              Michael P. Brown, President



Date: 09/26/02                     By: /s/Michael P. Brown

                              Michael P. Brown, Principal Financial
                              and Accounting Officer