Form 10QSB/A
period 2002-06-30
CONVERGE GLOBAL INC/CA
filed 2002-11-20
CIK 1078799

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549


                             FORM 10-QSB
                             Amendment 1

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

SIGNATURES

ITEM 1.   FINANCIAL STATEMENTS.

(a)  Condensed Balance Sheets as of June 30, 2002
     (consolidated)(unaudited) and December 31, 2001

                        CONVERGE GLOBAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED BALANCE SHEETS


                                    June 30, 2002
                                    (consoli-dated)
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
OUTSTANDING BASIC AND DILUTED

                                             ==========        ==========       ==========

____________________

See accompanying notes to condensed consolidated financial statements.

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

____________________

See accompanying notes to condensed consolidated financial statements.

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

____________________

See accompanying notes to condensed consolidated financial statements.

(d) Notes to Condensed Consolidated Financial Statements as of June 30, 2002 (unaudited)

                        CONVERGE GLOBAL, INC.
                    (A DEVELOPMENT STAGE COMPANY)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         AS OF JUNE 30, 2002
                             (Unaudited)

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

(c) Stock Issued for Services

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

(c) Services Agreements

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

We had no income for the quarter or for the six month period ending June 30, 2002. For the six months ending June 30, 2002 we had a net loss of $1,357,618 and a negative cash flow from operations of $702,290. The working capital deficiency was $702,364 and the accumulated deficit during the development stage was $1,357,618 as of June 30, 2002. Our accountant has advised us that this raises substantial doubt as to our ability to continue to operate as a going concern.

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

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.

     a). In early September 2001, we learned that a complaint had been filed on September 4, 2001 in Orange County Superior Court, case number 01CC11333, against us, our former president, Investments, Ltd. ("Bekam"), and Shogun Investments, Ltd. ("Shogun") by Interactive Business Channel, Inc. ("IBC"). The complaint involves an agreement for services, dated January 18, 1999, between us and IBC wherein we agreed to issue 100,000 shares of our common stock to IBC in exchange for services. The complaint seeks $150,000 for services rendered and $28,000 in connection with the repurchase of certain shares of our common stock; as well as attorney's fees, general damages and consequential damages. We issued the 100,000 share of our common stock as required under the agreement for services, but, after issuance, we cancelled the 100,000 shares issued as a result of non-performance by IBC. We and IBC then entered into a settlement agreement granting IBC 28,000 shares of our common stock with a reserved repurchase right in us, Shogun or Bekam at price of $1.00 per share. Bekam purchased 8,000 shares from IBC and paid IBC $8,000. No other repurchases were made and IBC retained 20,000 shares of our common stock. We believe that the claims of IBC are without merit, but we are negotiating with IBC in an effort to amicably resolve the matter.

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

          4. On June 15, 2002, we effectively issued 1,000,000 shares of common stock to be held in escrow in connection with a financial consulting arrangement. We decided not to engage in the transaction contemplated under the arrangement and we have requested the return of such shares. Upon receipt we intend to cancel such shares of record. There were no commissions or discounts associated with such issuance of our common stock, such common stock is not convertible or exchangeable and there where no warrants or options issued in connection therewith. We claimed exemption from the registration provisions of the Act with respect to the common stock so issued pursuant to Section 4(2) thereof inasmuch as no public offering was involved. The party to whom securities were to be issued made an informed investment decision based upon negotiation with us and had access to material information regarding us. We believe that the party that would have acquired our securities pursuant to the foregoing would have had knowledge and experience in financial matters such that such party would have been capable of evaluating the merits and risks of acquisition of our securities. All certificates representing the shares to have been issued pursuant to the foregoing bear an appropriate legend restricting the transfer of such shares, except in accordance with the Securities Act.

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

                              CONVERGE GLOBAL, INC.



Date: 11/20/02                By: /s/ Michael P. Brown

                              Michael P. Brown, President



Date: 11/20/02                By: /s/ Michael P. Brown

                              Michael P. Brown, Principal
					Financial and Accounting Officer