Form 10-Q
period 2017-06-30
Marijuana Co of America, Inc.
filed 2017-08-21
CIK 1078799

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 000-27039

MARIJUANA COMPANY OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Utah	98-1246221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1340 West Valley Parkway

Suite 205

Escondido, CA 92029

(Address of principal executive offices) (zip code)

(888) 777-4362

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 21, 2017, there were 1,975,075,786 shares of registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets as of June 30, 2017 (unaudited) and December 31, 2016 (audited)	3

		Condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (unaudited)	4

		Condensed consolidated statement of stockholders’ deficit for the six months ended June 30, 2017 (unaudited)	5

		Condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 (unaudited)	6

		Notes to condensed consolidated financial statements (unaudited)	7-18

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-24
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	24
	ITEM 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	24
	ITEM 1A.	Risk Factors	25-33
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
	ITEM 3.	Defaults Upon Senior Securities	33
	ITEM 4.	Mine Safety Disclosures	33
	ITEM 5.	Other Information	33
	ITEM 6.	Exhibits	33

	SIGNATURES		34

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$9,630	$147,486
Accounts receivable, net	10,662	9,124
Inventory	140,660	83,475
Total current assets	160,952	240,085

Property and equipment, net	4,213	—

Other assets:
Investments	280,000	—

Total assets	$445,165	$240,085

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$334,747	$324,889
Accrued compensation	—	32,710
Accrued interest	1,820	4,800
Notes payable, related party, net of debt discount of $612,663 and $0	3,005	7,487
Convertible note payable, net of debt discount of $85,297	25,814	—
Derivative liability	1,508,993	—
Total current liabilities	1,874,379	369,886

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	10,000	10,000
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 1,975,075,786 and 1,620,996,998 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,975,075	1,620,996
Additional paid in capital	25,207,766	7,685,387
Common stock subscription	25,000	—
Accumulated deficit	(28,647,055)	(9,446,184)
Total stockholders' deficit	(1,429,214)	(129,801)

Total liabilities and stockholders' deficit	$445,165	$240,085

See the accompanying notes to these unaudited condensed financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
REVENUES:
Sales	$11,130	$—	$17,023	$—
Cost of sales	8,809	—	12,158	—

Gross Profit	2,321	—	4,865	—

OPERATING EXPENSES:
Selling, general and administrative expenses	373,082	338,013	18,351,836	1,429,511
Depreciation	405	—	647	—
Total operating expenses	373,487	338,013	18,352,483	1,429,511

Net loss from operations	(371,166)	(338,013)	(18,347,618)	(1,429,511)

OTHER INCOME (EXPENSES):
Interest expense, net	(761,500)	—	(883,221)	—
Gain on change in fair value of derivative liabilities	10,079	—	29,968	—
Loss on settlement of debt	—	—	—	—
Total other income (expense)	(751,421)	—	(853,253)	—

Net loss before income taxes	(1,122,587)	(338,013)	(19,200,871)	(1,429,511)

Income taxes (benefit)	—	—	—	—

NET LOSS	$(1,122,587)	$(338,013)	$(19,200,871)	$(1,429,511)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	1,978,926,336	1,169,413,181	1,828,749,518	1,159,806,954

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2017

	Class A Preferred Stock		Common Stock		Additional Paid In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31,2016	10,000,000	$10,000	1,620,996,998	$1,620,996	$7,685,387	$—	$(9,446,184)	$(129,801)
Common stock issued for services rendered	—	—	300,533,333	300,533	17,391,550	—	—	17,692,083
Replacement of previously canceled common shares	—	—	20,000,000	20,000	(20,000)
Sale of common stock	—	—	4,000,000	4,000	56,000	—	—	60,000
Common stock subscription received	—	—	—	—	—	25,000	—	25,000
Common stock issued for accrued officer compensation	—	—	29,545,455	29,546	(29,546)	—	—	—
Stock based compensation	—	—	—	—	124,375	—	—	124,375
Net loss	—	—	—	—	—	—	(19,200,871)	(19,200,871)
Balance, June 30, 2017 (unaudited)	10,000,000	$10,000	1,975,075,786	$1,975,075	$25,207,766	$25,000	$(28,647,055)	$(1,429,214)

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,200,871)	$(1,429,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	647	—
Amortization of debt discount	27,497	—
Non cash interest	853,904	—
Gain on change in fair value of derivative liabilities	(29,968)	—
Stock based compensation	17,816,458	1,140,690
Notes payable issued in settlement of accrued compensation	179,941	28,830
Changes in operating assets and liabilities:
Accounts receivable	(1,538)	—
Inventory	(57,185)	—
Accounts payable	9,984	—
Accrued compensation	(32,710)	195,000
Net cash used in operating activities	(433,841)	(64,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment	(280,000)	—
Purchase of property and equipment	(4,860)	—
Net cash used in investing activities	(284,860)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	99,965	—
Proceeds from issuance of notes payable, related party	395,880	—
Proceeds from sale of common stock	85,000	65,000
Net cash provided by financing activities	580,845	65,000

Net (decrease) increase in cash	(137,856)	9

Cash-beginning of period	147,486	—
Cash-end of period	$9,630	$9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

Non cash financing activities:	$—	$—

See the accompanying notes to these unaudited condensed consolidated financial statements
6

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Marijuana Company of America, Inc. (The “Company”) was incorporated under the laws of the State of Utah in October 1985 under the name Converge Global, Inc. In October 2009, in a 30 for 1 exchange, the Company merged with Sparrowtech, Inc. for the purpose of exploration and development of commercially viable mining properties.

In 2015, the Company changed its business model to a marketing and distribution company for medical marijuana. In conjunction with the change, the Company changed its name to Marijuana Company of America, Inc. At the time of the transition in 2015, there were no remaining assets, liabilities or operating activities of the mining business.

On September 21, 2015, the Company formed H Smart, Inc, a Delaware corporation as a wholly owned subsidiary for the purpose of operating the hempSMART brand.

On February 1, 2016, the Company formed MCOA CA, Inc., a California corporation as a wholly owned subsidiary to facilitate mergers, acquisitions and the offering of investments or loans to the Company.

On May 3, 2017, the Company formed Hempsmart Limited, a United Kingdom corporation as a wholly owned subsidiary for the purpose of future expansion into the European market.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: H Smart, Inc., Hempsmart Limited and MCOA CA, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed balance sheet as of December 31, 2016 has been derived from audited financial statements.

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during six months ended June 30, 2017, the Company incurred net losses of $19,200,871 and used cash in operations of $433,841. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds in 2017 and 2016 have been from revenue generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in the second half of 2017 and beyond as it develops its business model. The Company has stockholders' deficiencies at June 30, 2017 and requires additional financing to fund future operations.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the fair value of the Company’s stock, stock-based compensation, fair values relating to derivative liabilities, debt discounts and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Cash

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

Concentrations of credit risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Occasionally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2017 and December 31, 2016, allowance for doubtful accounts was $-0-.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the periods presented, there were no inventory write-downs.

Cost of sales

Cost of sales is comprised of cost of product sold, packaging, and shipping costs.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of June 30, 2017, there were outstanding stock options to purchase 1,000,000,000 shares of common stock, 583,333,333 shares of which were vested. (See Note 9)

Net Loss per Common Share, basic and diluted

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

The computation of basic and diluted income (loss) per share as of June 30, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2017	June 30, 2016
Convertible notes payable	74,991,778	—
Options to purchase common stock	1,000,000,000	1,000,000,000
Restricted stock units	10,000,000	—
Total	1,084,991,778	1,000,000,000

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017 and December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short term notes because they are short term in nature.

 MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 years.

Investments

The Company follows Accounting Standards Codification subtopic 321-10, Investments-Equity Securities (“ASC 321-10) which requires the accounting for equity security to be measured at fair value with changes in unrealized gains and losses are included in current period operations. Where an equity security is without a readily determinable fair value, the Company may elect to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes (See Note 5).

Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

The Company’s free-standing derivatives consisted of conversion options embedded within its issued convertible debt. The Company evaluated these derivatives to assess their proper classification in the balance sheet using the applicable classification criteria enumerated under GAAP.  The Company determined that certain conversion options do not contain fixed settlement provisions.  The convertible note contained a conversion feature such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the conversion feature which does not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

The Company has adopted a sequencing policy that reclassifies contracts (from equity to assets or liabilities) with the most recent inception date first. Thus any available shares are allocated first to contracts with the most recent inception dates.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $10,419 and $32,381 for the three and six months ended June 30, 2017 and $3,200 and $21,884 for the three and six months ended June 30, 2016, respectively; as advertising costs.

Income Taxes

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carry forwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. The Company records an estimated valuation allowance on its deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized.

 MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2017 and 2016, the Company has not recorded any unrecognized tax benefits.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 ("ASC 280-10") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's only material principal operating segment.

Recent Accounting Pronouncements

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30, 2017	December 31, 2016
Computer equipment	$1,010	$—
Furniture and fixtures	3,850	—
Subtotal	4,860	—
Less accumulated depreciation	(647)	—
Property and equipment, net	$4,213	$—

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $405 and $647 for the three and six months ended June 30, 2017 and 2016, respectively; and $0 for the three and six months ended June 30, 2016.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 5 – INVESTMENTS

MoneyTrac

On March 13, 2017, the Company entered into a stock purchase agreement to acquire up to 15,000,000 common shares of MoneyTrac Technology, Inc., a corporation organized and operating under the laws of the state of California, for a total purchase price of $250,000 representing approximately 15% ownership at the time of the agreement. As of June 30, 2017, the Company had acquired 12,300,000 common shares for $205,000 representing approximately 15% ownership. In connection with the investment, Charlie Larsen, the Company’s President and Chief Operations Officer and Director, was appointed as a board member to MoneyTrac.

The Company accounts for its investment in MoneyTrac Technology, Inc. at estimated market fair value. The Company has elected to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes since the equity security does not have a readily determinable fair value.

BV-MCOA Management, LLC

On March 16, 2017, the Company entered into a Joint Venture Agreement (“Agreement”) with Bougainville Ventures, Inc., a corporation organized under the laws of Canada to engage in the development and promotion of products in the legalized marijuana industry in the state of Washington under the name of BV-MCOA Management LLC. Ownership and voting control is divided on a 50/50 basis with neither party having effective control.

BV-MCOA Management, LLC

On March 16, 2017, the Company entered into a Joint Venture Agreement (“Agreement”) with Bougainville Ventures, Inc., a corporation organized under the laws of Canada to engage in the development and promotion of products in the legalized marijuana industry in the state of Washington under the name of BV-MCOA Management LLC. Ownership and voting control is divided on a 50/50 basis with neither party having effective control.

The investment of $75,000 is comprised of a 50% ownership of BV-MCOA Management LLC and is accounted for using the equity method of accounting. The Company’s 50% income earned by BV-MCOA Management LLC will recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  As of June 30, 2017, there has not been any economic activity of BV-MCOA Management LLC.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

Effective March 30, 2017, the Company issued a 6.5% convertible promissory note for an aggregate of $2,777,778 due April 30, 2018 for consideration of $2,500,000, after original interest discount (“OID) of $277,778; unsecured.

At June 30, 2017, the Company had received net proceeds of $99,965 under the note. Gross face amount was $111,111, after additions for pro rate portion of OID and other related costs.

The note is convertible, at any time, into shares of the Company’s common stock at $0.03 per share unless on the day prior to the lender’s request to convert, the closing price is less than $0.05 per share, then the conversion price shall be 60% of the average three lowest days closing prices for 20 trading days prior to the request to convert.

The Company has identified the embedded derivatives related to the above described note. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the note and to fair value as of each subsequent reporting date.

At the funding date of the debenture, the Company determined the aggregate fair value of $221,406 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 470.85%, (3) weighted average risk-free interest rate of 1.02%, (4) expected life of 1.08 years, and (5) estimated fair value of the Company's common stock from $0.0604 per share.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

The determined fair value of the debt derivatives of $221,406 was charged as a debt discount up to the net proceeds of the note with the remainder of $121,441 charged to operations as non-cash interest expense.

At June 30, 2017, the Company determined the aggregate fair value of $191,438 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 449.09%, (3) weighted average risk-free interest rate of 1.24%, (4) expected life of 0.83 years, and (5) estimated fair value of the Company's common stock from $0.0205 per share.

For the three and six months ended June 30, 2017, the Company recorded a gain on change in fair value of derivative liabilities of $10,079 and $29,968 and recorded amortization of debt discounts of $25,533 and $25,814, respectively as a charge to interest expense, respectively.

NOTE 7 – NOTES PAYABLE, RELATED PARTY

Notes payable, related party is comprised of the following:

	June 30, 2017	December 31, 2016
Notes payable	$1,321	$7,487
Convertible promissory notes	614,347	—
Subtotal	615,668	7,487
Less unamortized debt discount	(612,663)	—
Notes payable, net	3,005	7,487
Less current maturities	(3,005)	(7,487)
Long term portion	$—	$—

Notes payable

As of June 30, 2017 and December 31, 2016, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company. The issued notes are unsecured, due on demand and non-interest bearing.

Convertible promissory notes

On June 30, 2017, the Company issued 5% convertible promissory notes for an aggregate of $614,347 due June 30, 2018 for consideration of $585,092, after original interest discount (“OID) of $29,255; unsecured.

The notes are convertible, at any time, into shares of the Company’s common stock at 50% of the lowest reported sales price of the Company’s common stock for 15 trading days prior to the request to convert. In addition, the notes contain certain reset provisions should the Company issue subsequent equity linked instruments.

The Company has identified the embedded derivatives related to the above described notes. These embedded derivatives included certain conversion features and reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the note and to fair value as of each subsequent reporting date.

At June 30, 2017, the Company determined the aggregate fair value of $1,317,555 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 449.09%, (3) weighted average risk-free interest rate of 1.24%, (4) expected life of 1.00 years, and (5) estimated fair value of the Company's common stock from $0.0205 per share.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

The determined fair value of the debt derivatives of $1,317,555 was charged as a debt discount up to the net proceeds of the notes with the remainder of $732,463 charged to current period operations as non-cash interest expense

For the three and six months ended June 30, 2017, the Company recorded amortization of debt discounts of $1,683 as a charge to interest expense.

NOTE 8 – DERIVATIVE LIABILITIES

As described in Notes 6 and 7, the Company issued convertible notes that contained conversion features and a reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

NOTE 9 – STOCKHOLDERS’ DEFICIT

 Preferred stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock as of June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, the Company has designated and issued 10,000,000 shares of Class A Preferred Stock.

Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

Common stock

The Company is authorized to issue 5,000,000,000 shares of $0.001 par value common stock as of June 30, 2017 and December 31, 2016. As of June 30, 2017 and December 31, 2016, the Company had 1,975,075,786 and 1,620,996,998 common shares issued and outstanding.

During the six months ended June 30, 2017, the Company issued an aggregate of 300,533,333 shares of its common stock for services rendered with an estimated fair value of $17,692,083.

During the six months ended June 30, 2017, the Company issued an aggregate of 29,545,455 shares of its common stock for prior year officer stock-based compensation accrual.

During the six months ended June 30, 2017, the Company issued an aggregate of 20,000,000 shares of its common stock as replacement shares previously canceled in 2016 as part of settlement agreement.

During the six months ended June 30, 2017, the Company sold an aggregate of 4,000,000 shares of its common stock for net proceeds of $60,000.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

Options

The following table summarizes the stock option activity for the six months ended June 30, 2017:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,000,000,000	$0.005	8.76	$76,000,000
Granted	-
Forfeitures or expirations	-
Outstanding at June 30, 2017	1,000,000,000	$0.005	8.51	$15,500,000

Exercisable at June 30, 2017	583,333,333	$0.005	8.51	$9,041,667

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0205 as of June 30, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at June 30, 2017:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.005	1,000,000,000	8.26	500,000,000

As of June 30, 2017, stock-based compensation of $750,000 remains unamortized and is expected to be amortized over the weighted average remaining period of 1.25 years.

The stock-based compensation expense related to option grants was $150,000 and $300,000 during the three and six months ended June 30, 2017 and $150,000 and $300,000 during the three and six months ended June 30, 2016, respectively.

Restricted Stock Units (“RSU”)

The following table summarizes the restricted stock activity for the three months ended June 30, 2017:

Restricted shares units issued as of December 31, 2016	10,000,000
Granted	—
Forfeited	—
Total Restricted Shares Issued at June 30, 2017	10,000,000
Vested at June 30, 2017	—
Unvested restricted shares as of June 30, 2017	10,000,000

As of June 30, 2017, stock-based compensation related to restricted stock awards of $76,875 remains unamortized and is expected to be amortized over the weighted average remaining period of 0.75 years.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 10 — FAIR VALUE MEASUREMENT

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of June 30, 2017 and December 31, 2016, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in note 6. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Notes 4 and 5 are that of volatility and market price of the underlying common stock of the Company.

As of June 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2017, in the amount of $1,508,993 has a level 3 classification.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended June 30, 2017:

Debt Derivative
Balance, December 31, 2016	$—
Total (gains) losses
Initial fair value of debt derivative at note issuance	1,538,961
Mark-to-market at June 30, 2017:	(29,968)
Transfers out of Level 3 upon conversion or payoff of notes payable	—
Balance, June 30, 2017	$1,508,993
Net gain for the period included in earnings relating to the liabilities held during the period ended June 30, 2017	$29,968

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended June 30, 2017, the Company’s stock price decreased 66.1% from initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 11 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related and working capital purposes. As of June 30, 2017 and December 31, 2016, there were no related party advances outstanding.

As of June 30, 2017 and December 31, 2016, accrued compensation due officers and executives included as accrued compensation was $-0- and $32,710, respectively.

At June 30, 2017 and December 31, 2016, there were an aggregate of $615,668 notes payable due to officers. See Note 7.

NOTE 12 – SUBSEQUENT EVENTS

St. George Investments LLC.

Effective July 3, 2017, the Company issued a secured convertible promissory note in aggregate of $752,500 to St George Investments LLC (“St George”). The promissory note is bears interest at 10% per annum, is due upon maturity sixteen months after purchase price date and includes an original issue discount (“OID”) of $67,500. In addition, the Company agreed to pay $10,000 for legal, accounting and other transaction costs of the lender. The promissory note will be funded in four tranches of $422,500, $27,500, $27,500 and $275,000; net of OID and transaction costs.

The promissory note is convertible, at any time at the lender’s option, at $0.04. However, in the event the Company’s market capitalization (as defined) falls below $35,000,000, the conversion rate is 60% of the 3 lowest closing trade prices due the 20 trading days immediately preceding date of conversion, subject to additional adjustments, as defined. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the lender conversion price.

The Company has a right to prepayment of the note, subject to a 20% prepayment premium and is secured by a trust deed of certain assets of the Company.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

Tangiers Global LLC

The Company entered into a Investment Agreement on July 25, 2017 with Tangiers Global, LLC, (“Tangiers”). Pursuant to an Investment Agreement between the Company and Tangiers, Tangiers agreed to invest up to five million dollars ($5,000,000) to purchase the Company’s common stock. Coincidentally, the Company and Tangiers entered into a Registration Rights Agreement, as an inducement to Tangiers to execute and deliver the Investment Agreement, whereby the Company agreed to provide certain registration rights with respect to the shares of common stock issuable for Tangiers’s investment pursuant to the Investment Agreement. The Investment Agreement terminates thirty-six (36) months after the effective date, or when Tangiers has purchased an aggregate of Five Million Dollars ($5,000,000) in the Company’s common stock, or at such time that the registration statement agreed to in the Registration Rights Agreement is no longer in effect, or upon the election of the Company, providing 15 days written notice to Tangiers.

The Company and Tangiers also executed two fixed convertible promissory notes: one in the amount of two hundred and fifty thousand dollars ($250,000) and one in the amount of fifty thousand dollars ($50,000), each bearing interest at the rate of ten percent (10%). The $250,000 Note is due and payable within seven months of the effective date of each payment, and is convertible at a price equal to $0.0125. The $50,000 Note is due and payable on February 25, 2018, and is convertible at a price equal to $0.0175. Tangiers may convert any amount of principal or interest due into the Company’s common stock.

Forbearance agreement

On August 4, 2017, the Company entered into a forbearance agreement with St George Investments LLC, due to the Company’s breached of certain default provisions of the secured promissory note entered into with St George on July 3, 2017. The breach occurred due to the Company entering into an investment agreement with Tangiers on July 15, 2017 and issued a fixed convertible promissory note to Tangiers. Due to the breach, St George has the right, among other things, to accelerate the maturity date of the note, increase interest from 10% to 22% and cause the balance of the outstanding promissory note to increase due to the application of the default provisions.

St George has agreed to refrain and forbear from bringing any action to collect under the promissory note, including the interest rate increase and balance increase, with respect to the default. As consideration of the forbearance, the Company agreed to accelerate the installment conversions from 1 year to 6 months and to add an additional OID of $112,875, which will be considered fully earned as of August 4, 2017, nonrefundable and to be included in the first tranche. The Company and St George ratified the outstanding balance, after the added OID and accrued interest, of $868,936 as of August 4, 2017.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Business Overview

Plan of Operations – The Company operates two distinct and separate business divisions related to its two wholly owned subsidiaries, H Smart, Inc. and MCOA CA, Inc.

Through its wholly owned subsidiary, H Smart, Inc., the Company launched its hempSMART™ division in 2016, focused on the development and sale of hemp based products under the tradename hempSMART™, incorporating products with hemp oil that contains Cannabidiol, also known as “CBD.” The Company’s first product under its hempSMART™ division is hempSMART™ Brain, a formulated product encapsulated with CBD as the core ingredient, combined with other high quality ingredients. On July 18, 2016, the Company filed a patent application for its proprietary formulation for hempSMART™ Brain. The Company has also filed for a trademark for the hempSMART™ brand name. The Company has a number of other hempSMART™ products in research and development, and intends to broaden hempSMART’s™ product offerings to include products targeting body care, cosmetics, and a line of branded merchandise using the hempSMART™ name. As of the date of this filing, the Company has no other products ready for market.

The Company currently plans to market and sell its products only in those states where cannabis has been legalized and regulated for medicinal or recreational use. Further, the Company plans to market its hempSMART™ products on its web site (http://www.hempsmart.com) through an affiliate marketing program that allows individuals to qualify as affiliate sellers of the Company’s products earning discounts and commissions on sales and referrals of other qualified affiliates.

In anticipation of establishing and expanding its hempSMART™ sales affiliate program, the Company acquired a license from MultiSoft Corporation, a Florida corporation (“MultiSoft”), to use its MarketPowerPro system software (“MarketPowerPro”). MarketPowerPro is a secure multi-level-marketing sales software program that facilitates order placement over the internet via a web site, and accounts for affiliate orders and sales; calculates referral benefits apportionable to specific sales associates, and calculates and accounts for loyalty and rewards benefits for returning customers. MarketPowerPro is compliant with Payment Card Industry financial standards for maintaining security regarding payment transactions conducted over the internet using credit cards. MultiSoft also independently monitors licensee websites hosting MarketPowerPro to ensure that licensee websites are compliant and are invulnerable to being compromised.

The Company established contractual relationships with key suppliers and service providers to manufacture, package, warehouse and deliver hempSMART™ products to customers.

On March 17, 2017, the Company signed a binding joint venture agreement with GateC Research Inc. (“GCR”), a California corporation. GCR maintains a permit to grow Marijuana legally within an approved zone in Adelanto County, California. The Company and GCR intend to optimize collaborative business opportunities in the development and sales of cannabis products in the legalized Marijuana industry in California, utilizing GCR’s high quality grow operations to provide sales and marketing, agricultural procedures, operations security and monitoring, processing and delivery, branding, capital resources and financial management. The Company’s commitment to the joint venture project is to provide ($1,500,000) USD over a six-month period, with a minimum commitment of five hundred thousand ($500,000 USD) within a three (3) month period. The Company has yet to provide this financing.

On March 16, 2017, the Company entered into a binding joint venture agreement with Bougainville Ventures, Inc., a Canadian corporation (“BV”). BV holds assignable cannabis licenses and a lease for real property located in the State of Washington to legally grow cannabis. The Company is committed to provide capital in the amount of $1 million and other management services to support the grow operation and develop cannabis products for sale through in legalized medicinal and adult use states. As of the date of this filing, the Company has entered into a third-party financing agreement to provide $752,000 of financing for the BV joint project.

On July 12, 2016, the Company contracted with CBD Global, Inc., a Colorado corporation (“CBD Global”), and licensed supplier of CBD, to provide the Company with the necessary CBD for its product development, manufacture and sale.

The Company’s manufacturing is conducted by Equinox Nutraceutical in Lindon, Utah in a plant that is certified as compliant with “Good Manufacturing Practices” (“GMP”). Being “GMP” certified means Equinox conforms to the guidelines recommended by agencies that control authorization and licensing for manufacture and sale of food, drug products, and active pharmaceutical products. These guidelines provide minimum requirements that a pharmaceutical or a food product manufacturer must meet to assure that the products are of high quality and do not pose any risk to the consumer or public. Equinox provides manufacturing of hempSMART™ products. Equinox then provides verified product testing of components and finished products through a third-party lab to ensure quality control.

On November 1, 2016, the Company contracted with Big Monkey 3PL Logistics (“Big Monkey”) to provide for warehousing, packaging, and order fulfillment of its hempSMART™ products.

Results of Operations - For the three months ended June 30, 2017, the Company had a loss from continuing operations of $1,122,587 compared to a loss from continuing operations of $338,013 for the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company had a net loss from continuing operations of

$19,200,871, as compared to $1,429,511 for the six months ended June 30, 2016. This change is due primarily to the Company’s cannabis operations and restricted stock compensation granted to directors, employees and third party service providers recorded at an estimated fair value of $17,816,458 for the six months ended June 30, 2017, compared to $1,140,690 during the corresponding period in 2016.

Total Revenues - Total revenues were $11,130 for the three months ended June 30, 2017 and to $17,023 for the six months ended June 30, 2017 as compared to $0 for the three and six months ended June 30, 2016. The reported revenues for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products. Management plans to expand its marketing and selling efforts in 2017 and expects revenues to increase in the coming months.

Costs and Expenses - Costs of sales, include the costs of product development, manufacturing, testing, packaging, storage and sale. For the three months ended June 30, 2017, costs of sales were $8,809 and $12,158 for the six months ended June 30, 2017 as compared to $0 for the three and six months ended June 30, 2016. The reported costs of sales for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products.

Other general and administrative expenses increased to $373,082 for the three months ended June 30, 2017 compared to $338,013 the three months ended June 30, 2016. For the six months ended June 30, 2017, general administrative expenses were $18,351,836 as compared to $1,429,511 for the six months ended June 30, 2016. The increase can be attributed primarily to is due primarily to restricted stock compensation granted to directors, employees and third party service providers.

Liquidity and Capital Resources – The Company has generated a net loss from continuing operations for the three months ended June 30, 2017 of ($1,122,587) and $(19,200,871) for the six months ended June 30, 2017. As of June 30, 2017, the Company had total assets of $445,165, which included inventory of $140,660, accounts receivable of $10,662, and cash of $9,630.

During the six months ended June 30, 2017 and 2016, the Company has met its capital requirements through a combination of loans and convertible debt instruments. The Company will need to secure additional external funding in order to continue its operations. On July 25, 2017, the Company entered into an Investment Agreement Tangiers Global, LLC (“Tangiers”), wherein Tangiers agreed to invest up to five million dollars ($5,000,000) to purchase the Company’s Common Stock, par value $0.001 per share, based upon an exemption from registration provided under Section 4(a)(2) of the 1933 Securities Act, and Section 506 of Regulation D promulgated thereunder. Coincidentally, the Company and Tangiers entered into a Registration Rights Agreement, as an inducement to Tangiers to execute and deliver the Investment Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of Common Stock issuable for Tangiers’s investment pursuant to the Investment Agreement.

The Company and Tangiers also executed two fixed convertible promissory notes: one in the amount of two hundred and fifty thousand dollars ($250,000) and one in the amount of fifty thousand dollars ($50,000), each bearing interest at the rate of ten percent (10%). The $250,000 Note is due and payable within seven months of the Effective Date of each payment, and is convertible at a price equal to $0.0125. The $50,000 Note is due and payable on February 25, 2018, and is convertible at a price equal to $0.0175. Tangiers may convert any amount of principal or interest due into the Company’s Common Stock, par value $0.001 per share. (See Note 12 Subsequent Events).

Operating Activities - For the six months ended June 30, 2017, the Company used cash in operating activities of $433,841. For the six months ended June 30, 2016, the Company used cash in operating activities of $64,991. This increase is due primarily to the implementation of our new business plan, operations, management, personnel and professional services, and the resulting increases in operating expenses.

Investing Activities - During the six months ended June 30, 2017, the Company spent cash of $280,000 in investing activities related to its purchase of 15 million restricted common shares in MoneyTrac Technology, Inc. in exchange for $205,000, and its investment of $75,000 in the Bougainville Ventures joint venture and $4,860 on office equipment. During the six months ended June 30, 2016 the Company had no investing activity.

Financing Activities - During the six months ended June 30, 2017 the Company, primarily through its receipt of funds from the issuance of notes payable, notes payable to related parties, and sale of common stock, resulted in financing activity of $580,845. For the six months ended June 30, 2016 the Company received proceeds of $65,000 from sale of common stock.

The Company’s business plans have not generated significant revenues and as of the date of this filing are not sufficient to generate adequate amounts of cash to meet its needs for cash. The Company's primary source of operating funds in 2017 and 2016 have been from revenue generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve materially in the second half of 2017 and beyond as it implements its affiliate marketing and sales program and concurrently expands its sales of its hempSMART™ products. The Company has stockholders' deficiencies at June 30, 2017 and requires additional financing to fund future operations. As of the date of this filing, and due to the early stages of operations, the Company has insufficient sales data to evaluate the amounts and certainties of cash flows, as well as whether there has been material variability in historical cash flows.

The Company’s two joint venture projects require the Company to provide material commitments of cash in order to fund the acquisition of land and operations to initiate the two grow operations. The Company does not have the ability to fund these joint ventures based upon its current cash position. The Company has arranged for partial external third party financing in the amount of $752,500 for the Company’s one-million-dollar financing commitment for the Bougainville Ventures joint venture project. The Company has a material capital commitment to provide up to $1.5 million dollars in funding for the GateC joint venture project, but as of the date of this filing has not provided or arranged financing for this project. As the Company does not currently have the funding capability to complete both projects, it entered into a $5 million fixed funding commitment with Tangiers Global, LLC on August 1, 2017 requiring the Company to register shares of its common stock for sale to Tangiers to provide the Company with the necessary funding to complete both the Bougainville Ventures project and the GateC project. Aside from the completion of the Company’s financing commitments mentioned above, the Company expects that cash provided by the Tangiers fixed funding commitment will allow it to augment its cash used in future operating activities (See Note 12: Subsequent Events).

Government Regulations of Cannabis

Federal Law

The Company’s cannabis and CBD products are currently illegal under Federal Law (See Part 2, Item IA: Risk Factors). Insofar as the Company sells cannabis or products CBD, they are considered illegal under Federal Law.

The United States federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811) (“CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I drug, which is viewed as highly addictive and having no medical value. The United States Department of Justice defined CBD as a Schedule I drug. The United States Federal Drug Administration has not approved the sale of marijuana for any medical application. Doctors may not prescribe cannabis for medical use under federal law, however, they can recommend its use under the First Amendment. In 2010, the United States Veterans Affairs Department clarified that veterans using medicinal cannabis will not be denied services or other medications that are denied to those using illegal drugs.

However, the CSA excludes from its definition of marijuana as a Schedule 1 drug “…the mature stalks of such plant, fiber produced from such stalks, oil or cake made from the seeds of such plant, any other compound, manufacture, salt, derivative, mixture, or preparation of such mature stalks (except the resin extracted therefrom), fiber, oil, or cake, or the sterilized seed of such plant which is incapable of germination.”

In 21 C.F.R. Part 1308, the U.S. Department of Justice, Drug Enforcement Agency, provided: “DEA believes that industrial "hemp" products such as paper, clothing, and rope, when used for legitimate industrial purposes (not for human consumption) meet the criteria of section 811(g)(3)(B) and Sec. 1308.23. Legitimate use of such products cannot result in THC entering the human body. Moreover, allowing these products to be exempted from CSA control in no way hinders the efficient enforcement of the CSA. Accordingly, DEA believes that these types of industrial products should be exempted from application of the CSA, provided they are not used, or intended for use, for human consumption. Included in the category of lawful hemp products are textiles, such as clothing made using fiber produced from cannabis plant stalks. Also in the lawful category are personal care products that contain oil from sterilized cannabis seeds, such as soaps, lotions, and shampoos…in order to provide some guidance to the public, the following are some of the more common "hemp" products that are exempted (non-controlled) under this final rule, provided they are not used, or intended for use, for human consumption: paper, rope, and clothing made from fiber derived from cannabis stalks, industrial solvents made with oil from cannabis seeds, and bird seed containing sterilized cannabis seed mixed with seeds from other plants (or other ingredients not derived from the cannabis plant). Personal care products (such as lotions and shampoos) made with oil from cannabis seeds are also generally exempted.”

Some of the Company’s products in conceptual development, including body care, shampoos and other like products not meant for human consumption and are thus exempt from the CSA, contingent upon other new laws and regulations being enacted in the future.

State Law

Twenty-eight states and the District of Columbia currently have laws legalizing marijuana in some form. Three other states will soon join them after recently passing measures permitting use of medical marijuana.

Recently, California, Massachusetts, Maine and Nevada all passed measures in November, 2016 legalizing recreational marijuana. California’s Prop. 64 measure allows adults 21 and older to possess up to one ounce of marijuana and grow up to six plants in their homes. Other tax and licensing provisions of the law will not take effect until January 2018.

Additionally, there are active efforts by many advocacy groups seeking to expand the legalization of cannabis, including, but not limited to the Marijuana Policy Project, a leading advocate for major state-level marijuana policy reforms that have resulted in successful efforts to pass 10 of the 15 most recent state medical marijuana laws (in Arizona, Delaware, Illinois, Maryland, Michigan, Minnesota, Montana, New Hampshire, Rhode Island, and Vermont) and five of the seven most recent decriminalization laws (in Delaware, Maryland, Massachusetts, Rhode Island, and Vermont).

These noted state laws, both proposed and enacted, are in conflict with the federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. However, on August 29, 2013, the U.S. Department of Justice issued a memorandum providing that where states and local governments enact laws authorizing cannabis-related use, and implement strong and effective regulatory and enforcement systems, the federal government will rely upon states and local enforcement agencies to address cannabis activity through the enforcement of their own state and local narcotics laws. The memorandum further stated that the U.S Justice Department’s limited investigative and prosecutorial resources will be focused on eight priorities to prevent unintended consequences of the state laws, including distribution of cannabis to minors, preventing the distribution of cannabis from states where it is legal to states where it is not, and preventing money laundering, violence and drugged driving.

However, with the election of 2016, the new Trump administration has not taken a position on enforcement of federal laws relating to cannabis, in light of the foregoing administrative position of the U.S. Department of Justice (see Part II, Section IA. Risk Factors).

Critical Accounting Policies - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements.

Stock-Based Compensation - The Company also issues restricted shares of its common stock for share-based compensation programs to employees and non-employees. The Company measures the compensation cost with respect to restricted shares to employees based upon the estimated fair value at the date of the grant, and is recognized as expense over the period which an employee is required to provide services in exchange for the award. For non-employees, the Company measures the compensation cost with respect to restricted shares based upon the estimated fair value at measurement date which is either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Recent Accounting Pronouncements - See Note 1 of the condensed consolidated financial statements for discussion of recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to Smaller Reporting Companies.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of the Company is responsible for maintaining disclosure controls and procedures that are designed to ensure that financial information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the timeframes specified in the Securities and Exchange Commission’s rules and forms, consistent with Items 307 and 308 of Regulation S-K.

In addition, the disclosure controls and procedures must ensure that such financial information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

As of June 30, 2017, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were not effective.

The Company continues to employ and refine a structure in which critical accounting policies, issues and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, the Company evaluates and assesses its internal controls and procedures regarding its financial reporting, utilizing standards incorporating applicable portions of the Public Company Accounting Oversight Board’s 2009 Guidance for Smaller Public Companies in Auditing Internal Controls Over Financial Reporting as necessary and on an on-going basis.

Changes in Internal Controls Over Financial Reporting

The Company has no reportable changes to its internal controls over financial reporting for the period covered by this report.

The Company will continually enhance and test its internal controls over financial reporting. Additionally, the Company’s management, under the control of its Chief Executive Officer and Chief Financial Officer, will increase its review of its disclosure controls and procedures on an ongoing basis. Finally, the Company plans to designate, in conjunction with its Chief Financial Officer, individuals responsible for identifying reportable developments and the process for resolving compliance issues related to them. The Company believes these actions will focus necessary attention and resources in its internal accounting functions.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Our business involves a number of very significant risks. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

Risks Related to Our Business

Because we have only recently begun our hempSMART™ operations and are in the development stage, we anticipate our operating expenses will increase prior to earning revenue, and we may never achieve profitability.

The Company launched its first product, hempSMART™ Brain, in November, 2016. As we continue to conduct research and development of other hempSMART™ products we anticipate increases in our operating expenses, without realizing significant revenues from operations. Within the next 12 months, these increases in expenses will be attributed to the cost of (i) administration and start-up costs, (ii) research and development, (iii) advertising and website development, (iv) legal and accounting fees at various stages of operation, (v) joint venture activities, (vi) creating and maintaining distribution and supply chain channels.

As a result of some or all of these factors in combination, the Company will incur significant financial losses in the foreseeable future. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful. We cannot provide investors with any assurance that our business will attract customers and investors. If we are unable to address these risks, there is a high probability that our business will fail.

Failure to raise additional capital to fund operations could harm our business and results of operations.

Our primary source of operating funds in 2016 and 2015 has been from revenue generated from proceeds from the sale of our common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2017 and beyond as it develops its business model. The Company has stockholders' deficiencies at December 31, 2016 and requires additional financing to fund future operations. Currently, we do not have any arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. No assurance can be given that the Company will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have an adverse effect upon the results of its operations and upon its financial conditions.

Marijuana and CBD remains illegal under federal law

Marijuana and CBD are Schedule I controlled substances and are illegal under federal law. Even in states that have legalized the use of marijuana and/or CBD, its sale and use remain violations of federal law. The illegality of marijuana and/or CBD under federal law preempts state laws that legalize its use. Therefore, strict enforcement of federal law regarding marijuana and/or CBD would likely result in our inability to proceed with our business plan.

Our business is dependent on laws pertaining to the marijuana industry

The United States federal government regulates drugs through the Controlled Substances Act (21 U.S.C. § 811), which places controlled substances, including cannabis, in a schedule. Currently, cannabis and CBD are classified as Schedule I drugs, which are viewed as highly addictive and having no medical value and is illegal to distribute and use. The United States Federal Drug Administration has not approved the sale of marijuana or CBD for any medical application. Doctors may not prescribe cannabis or CBD for medical use under federal law, however they can recommend its use under the First Amendment. In 2010, the United States Veterans Affairs Department clarified that veterans using medicinal cannabis or CBD will not be denied services or other medications that are denied to those using illegal drugs.

Currently, twenty-eight states and the District of Columbia currently have laws legalizing marijuana and CBD in some form. In November, 2016, California, Massachusetts, Maine and Nevada all passed measures legalizing recreational marijuana. California’s Prop. 64 measure allows adults 21 and older to possess up to one ounce of marijuana and grow up to six plants in their homes. Other tax and licensing provisions of the law will not take effect until January 2018.

These noted state laws, both proposed and enacted, are in direct conflict with the federal Controlled Substances Act, which makes cannabis use and possession illegal on a national level. However, on August 29, 2013, the U.S. Department of Justice issued a memorandum providing that where states and local governments enact laws authorizing cannabis-related use, and implement strong and effective regulatory and enforcement systems, the federal government will rely upon states and local enforcement agencies to address cannabis activity through the enforcement of their own state and local narcotics laws. The memorandum further stated that the U.S Justice Department’s limited investigative and prosecutorial resources will be focused on eight priorities to prevent unintended consequences of the state laws, including distribution of cannabis to minors, preventing the distribution of cannabis from states where it is legal to states where it is not, and preventing money laundering, violence and drugged driving.

On December 11, 2014, the U.S. Department of Justice issued another memorandum with regard to its position and enforcement protocol with regard to Indian Country, stating that the eight priorities in the previous federal memo would guide the United States Attorneys' cannabis enforcement efforts in Indian Country. On December 16, 2014, as a component of the federal spending bill, the Obama administration enacted regulations that prohibit the Department of Justice from using funds to prosecute state-based legal medical cannabis programs.

As a result of the election in 2016, the Trump administration has not indicated whether the U.S. Department of Justice would maintain the aforementioned policies, and there is a material risk that if the Obama era policies regarding cannabis are not followed, our business could end and investors could lose their total investment in our Company.

Laws and regulations affecting our industry are constantly changing

The constant evolution of laws and regulations affecting the marijuana industry could detrimentally affect our operations. Local, state and federal medical marijuana laws and regulations are broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

Our business is subject to risk of government action

While we will use our best efforts to comply with all laws, including federal, state and local laws and regulations, there is a possibility that governmental action to enforce any alleged violations may result in legal fees and damage awards that would adversely affect us.

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations

We are substantially dependent on continued market acceptance and proliferation of consumers of cannabis, medical marijuana and recreational marijuana. We believe that as marijuana becomes more accepted the stigma associated with marijuana use will diminish and as a result consumer demand will continue to grow. While we believe that the market and opportunity in the marijuana space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the marijuana industry will adversely affect our business operations.

In addition, it is believed by many that large well-funded businesses may have a strong economic opposition to the cannabis industry. We believe that the pharmaceutical industry clearly does not want to cede control of any product that could generate significant revenue. For example, medical marijuana will likely adversely encroach, impact or displace the existing market for the current "marijuana pill" Marinol, sold by the mainstream pharmaceutical industry. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical industry could make in halting the impending cannabis industry could have a detrimental impact on our business.

FDA Regulation of marijuana and the possible registration of facilities where medical marijuana is grown could negatively affect the cannabis industry which would directly affect our financial condition

Should the federal government legalize marijuana for medical use, it is possible that the U.S. Food and Drug Administration ("FDA") would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations concerning the growth, cultivation, harvesting and processing of medical marijuana. Clinical trials may be needed to verify efficacy and safety. It is also possible that the FDA would require that facilities where medical marijuana is grown be registered with the FDA and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, we do not know what the impact would be on the medical marijuana industry and what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the regulations and/or registration as prescribed by the FDA, we may be unable to continue to operate our business.

We may have difficulty accessing the service of banks

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed marijuana businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry that banks can do business with legal marijuana businesses and "may not" be prosecuted. The Treasury Department's Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that "it is possible to provide financial services"" to state-licensed marijuana businesses and still be in compliance with federal anti-money laundering laws. The guidance falls short of the explicit legal authorization that banking industry officials had pushed the government to provide and to date, it is not clear if any banks have relied on the guidance and taken on legal marijuana companies as clients. The aforementioned policy may be administration dependent and a change in presidential administrations may cause a policy reversal and retraction of current policies, wherein legal marijuana businesses may not have access to the banking industry. Also, the inability of potential customers in our target market to open accounts and otherwise use the service of banks may make it difficult for them to purchase our products.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

The Company’s industry is highly competitive and we have less capital and resources than many of our competitors which may give them an advantage in developing and marketing products similar to ours or make our products obsolete

We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

We may be unable to respond to the rapid technological change in its industry and such change may increase costs and competition that may adversely affect our business

Rapidly changing technologies, frequent new product and service introductions and evolving industry standards characterize our market. The continued growth of the Internet and intense competition in our industry exacerbates these market characteristics. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our products and services. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of our products and services. In addition, any new enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our products and services or infrastructures to adapt to these changes.

We also expect that new competitors may introduce products, systems or services that are directly or indirectly competitive with us. These competitors may succeed in developing, products and services that have greater functionality or are less costly than our products and services, and may be more successful in marketing such products and services. Technological changes have lowered the cost of operating communications and computer systems and purchasing software. These changes reduce our cost of selling products and providing services, but also facilitate increased competition by reducing competitors’ costs in providing similar services. This competition could increase price competition and reduce anticipated profit margins.

Our products and services are new and our industry is rapidly evolving

Due consideration must be given to our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies in their early stage of development, particularly companies in the rapidly evolving legal cannabis industry. To be successful in this industry, we must, among other things:

●	develop and introduce functional and attractive service offerings;

●	attract and maintain a large base of consumers;

●	increase awareness of our brands and develop consumer loyalty;

●	establish and maintain strategic relationships with distribution partners and service providers;

●	respond to competitive and technological developments;

●	attract, retain and motivate qualified personnel.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition and operating results.

Some of our products and services are new and are only in early stages of commercialization. We are not certain that these products and services will function as anticipated or be desirable to its intended market. Also, some of our products and services may have limited functionalities, which may limit their appeal to consumers and put us at a competitive disadvantage. If our current or future products and services fail to function properly or if we do not achieve or sustain market acceptance, we could lose customers or could be subject to claims which could have a material adverse effect on our business, financial condition and operating results.

As is typical in a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for the Company is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any. We cannot guarantee that a market for the Company will develop or that demand for Company’s products and services will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.

The Company’s failure to continue to attract, train, or retain highly qualified personnel could harm the Company’s business

The Company’s success also depends on the Company’s ability to attract, train, and retain qualified personnel, specifically those with management and product development skills. In particular, the Company must hire additional skilled personnel to further the Company’s research and development efforts. Competition for such personnel is intense. If the Company does not succeed in attracting new personnel or retaining and motivating the Company’s current personnel, the Company’s business could be harmed.

Risks Related to the Company

Uncertainty of profitability

Our business strategy may result in increased volatility of revenues and earnings. As we will only develop a limited number of products and services at a time, our overall success will depend on a limited number of products and services, which may cause variability and unsteady profits and losses depending on the products and services offered and their market acceptance.

Our revenues and our profitability may be adversely affected by economic conditions and changes in the market for medical and recreational marijuana. Our business is also subject to general economic risks that could adversely impact the results of operations and financial condition.

Because of the anticipated nature of the products and services that we offer and attempt to develop, it is difficult to accurately forecast revenues and operating results and these items could fluctuate in the future due to a number of factors. These factors may include, among other things, the following:

•         Our ability to raise sufficient capital to take advantage of opportunities and generate sufficient revenues to cover expenses.

•         Our ability to source strong opportunities with sufficient risk adjusted returns.

•         Our ability to manage our capital and liquidity requirements based on changing market conditions generally and changes in the developing legal medical marijuana and recreational marijuana industries.

•         The acceptance of the terms and conditions of our services.

•         The amount and timing of operating and other costs and expenses.

•         The nature and extent of competition from other companies that may reduce market share and create pressure on pricing and investment return expectations.

•         Adverse changes in the national and regional economies in which we will participate, including, but not limited to, changes in our performance, capital availability, and market demand.

•         Adverse changes in the projects in which we plan to invest which result from factors beyond our control, including, but not limited to, a change in circumstances, capacity and economic impacts.

•         Adverse developments in the efforts to legalize marijuana or increased federal enforcement.

•         Changes in laws, regulations, accounting, taxation, and other requirements affecting our operations and business.

•         Our operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant.

Management of growth will be necessary for us to be competitive

Successful expansion of our business will depend on our ability to effectively attract and manage staff, strategic business relationships, and shareholders. Specifically, we will need to hire skilled management and technical personnel as well as manage partnerships to navigate shifts in the general economic environment. Expansion has the potential to place significant strains on financial, management, and operational resources, yet failure to expand will inhibit our profitability goals.

We are entering a potentially highly competitive market.

The markets for businesses in the medical marijuana and recreational marijuana industries are competitive and evolving. In particular, we face strong competition from larger companies that may be in the process of offering similar products and services to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger client bases than we have (or may be expected to have).

Given the rapid changes affecting the global, national, and regional economies generally and the medical marijuana and recreational marijuana industries, in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to keep pace with any changes in its markets, especially with legal and regulatory changes. Our success will depend on our ability to respond to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition, operating results, liquidity, cash flow and our operational performance.

Since our current products are currently considered illegal under Federal Law, we may be prohibited from obtaining trademark and patent protection by the U.S. Patent and Trademark Office.

We have applied for a patent and trademark for our hempSMART™ Brain product. However, because products containing CBD are considered Schedule 1 drugs under the CSA, we may not qualify for patent or trademark protection for our products, and this could materially affect our ability to establish and grow our brand and develop our customer base and good will.

If we fail to protect our intellectual property, our business could be adversely affected

Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our products and brands to distinguish our products and services from our competitors' products and services. We rely on patents, copyrights, trademarks, trade secrets, and confidentiality provisions to establish and protect our intellectual property.

Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete. We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of our time.

Competitors may also harm our sales by designing products that mirror the capabilities of our products or technology without infringing on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.

We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and time-consuming to prosecute, and there can be no assurance that we will have the financial or other resources to enforce our rights or be able to enforce our rights, or prevent other parties from developing similar technology or designing around our intellectual property.

Our trade secrets may be difficult to protect

Our success depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors, as well as our contractors. Because we operate in a highly competitive industry, we rely in part on trade secrets to protect our proprietary products and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party's relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights.

These confidentiality, inventions and assignment agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent the use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive and time consuming and the outcome would be unpredictable. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.

Our lack of sufficient patent and/or trademark or copyright protection and any unauthorized use of our proprietary information and technology may affect our business

We currently rely on a combination of protections by patents, trademarks, contracts, including confidentiality and nondisclosure agreements, and common law rights, such as trade secrets, to protect our intellectual property. However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from misappropriation in the U.S. and abroad. This risk may be increased due to the lack of certain patent and/or copyright protection. Any patent issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us. Furthermore, patent applications that we file may not result in issuance of a patent, or, if a patent is issued, the patent may not be issued in a form that is advantageous to us. Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights. In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner.

In jurisdictions where foreign laws provide less intellectual property protection than afforded in the U.S., our technology or other intellectual property may be compromised, and our business could be materially adversely affected. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party. Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

Our Business Can be Effected by Unusual Weather Patterns

The production of some of our products relies on the availability and use of live plant material, which will be grown in California and Washington State. Growing periods can be impacted by weather patterns and these unpredictable weather patterns may impact our ability to harvest cannabis and produce products. In addition, severe weather, including drought and hail, can destroy a crop, which could result in our having no cannabis to process. If we are unable to harvest cannabis through our joint ventures, our ability to meet customer demand, generate sales, and maintain operations will be impacted. Our joint ventures do not presently have insurance against any loss of operations due to weather.

Ordinary and necessary business deduction other than the cost of goods sold are disallowed by the Internal Revenue Services for Cannabis companies under IRC Section 280E

IRC 280E prohibits our businesses from deducting ordinary and necessary business expenses pertaining to cannabis sale, forcing the Company to contend with higher effective federal tax rates than similar companies in other industries. This onerous tax burden significantly impacts the profitability of the Company and may make the pricing of its products less competitive.

Risks Related to Our Common Stock

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 5,000,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2016, there were 1,620,996,998 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will likely be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Trading in our common stock on the OTC Pink Exchange has been subject to wide fluctuations.

Our common stock is currently quoted for public trading on the OTC Pink Exchange. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Utah law, our Certificate of Incorporation and our by-laws provides for the indemnification of our officers and directors at our expense, and correspondingly limits their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Certificate of Incorporation and By-Laws include provisions that eliminate the personal liability of our directors for monetary damages to the fullest extent possible under the laws of the State of Utah or other applicable law. These provisions eliminate the liability of our directors and our shareholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Utah law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director's duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director's liabilities under the federal securities laws or the recovery of damages by third parties.

We do not intend to pay cash dividends on any investment in the shares of stock of our Company and any gain on an investment in our Company will need to come through an increase in our stock’s price, which may never happen.

We have never paid any cash dividends and currently do not intend to pay any cash dividends for the foreseeable future. To the extent that we require additional funding currently not provided for, our funding sources may prohibit the payment of a dividend. Because we do not currently intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares as penny stocks, are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. These rules apply to companies whose shares are not traded on a national stock exchange, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell “penny stocks” to persons other than established customers and “accredited investors” to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2017, the Company issued 11,033,333 restricted common shares to service providers. These shares were recorded at fair value of $139,500 in the statement of operations and comprehensive income as part of Labor and related expenses for the three months ended June 30, 2017. The Company relied upon the Section 4(a)(2) exemption from registration provided by Rule 506(b) of Regulation D.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1**	Tangiers Global, LLC Investment Agreement
10.2**	Tangiers Global, LLC Registration Rights Agreement
10.3**	Tangiers Global, LLC Convertible Promissory Notes: $250,000 and $50,000
10.4**	St. George Investments, LLC Convertible Promissory Note
10.5**	St. George Investments, LLC Forbearance Agreement
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**       Filed herewith

***       Furnished Herewith

(1)       Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 21, 2017

MARIJUANA COMPANY OF AMERICA, INC.

By:	/S/ Donald Steinberg
Donald Steinberg
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Robert Hymers
Robert Hymers
Chief Financial Officer
(Principal Financial and Accounting Officer)

