Form 10-Q
period 2017-09-30
Marijuana Co of America, Inc.
filed 2017-11-14
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2).

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of November 14, 2017, there were 2,066,347,197 shares of registrant’s common stock outstanding

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets as of September 30, 2017 (unaudited) and December 31, 2016 (audited)	3

		Condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (unaudited)	4

		Condensed consolidated statement of stockholders’ deficit for the nine months ended September 30, 2017 (unaudited)	5

		Condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 (unaudited)	6

		Notes to condensed consolidated financial statements (unaudited)	7-22

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-29
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	29
	ITEM 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	30
	ITEM 1A.	Risk Factors	30-41
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
	ITEM 3.	Defaults Upon Senior Securities	42
	ITEM 4.	Mine Safety Disclosures	42
	ITEM 5.	Other Information	42
	ITEM 6.	Exhibits	43

	SIGNATURES		44

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$—	$147,486
Accounts receivable, net	11,900	9,124
Inventory	149,419	83,475
Total current assets	161,319	240,085

Property and equipment, net	12,742	—

Other assets:
Investments	313,275	—

Total assets	$487,336	$240,085

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$313,835	$324,889
Accrued compensation	97,500	32,710
Accrued interest	12,598	4,800
Notes payable, related party, net of debt discount of $22,681 and $0	277,863	7,487
Convertible notes payable, net of debt discount of $107,597	88,515	—
Warrant liability	1,462,401	—
Derivative liability	632,322	—
Total current liabilities	2,885,034	369,886

Long term debt:
Convertible notes payable, net of debt discount of $400,395	77,105	—
Derivative liability	451,295	—
Total long term debt	528,400	—

Total liabilities	3,413,434	369,886

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	10,000	10,000
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 2,035,847,197 and 1,620,996,998 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2,035,847	1,620,996
Additional paid in capital	27,559,857	7,685,387
Accumulated deficit	(32,531,802)	(9,446,184)
Total stockholders' deficit	(2,926,098)	(129,801)

Total liabilities and stockholders' deficit	$487,336	$240,085

See the accompanying notes to these unaudited condensed financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
REVENUES:
Sales	$2,927	$—	$19,950	$—
Cost of sales	1,941	—	14,099	—

Gross Profit	986	—	5,851	—

OPERATING EXPENSES:
Selling, general and administrative expenses	700,112	499,018	19,051,948	1,928,529
Depreciation	755	—	1,402	—
Total operating expenses	700,867	499,018	19,053,350	1,928,529

Net loss from operations	(699,881)	(499,018)	(19,047,499)	(1,928,529)

OTHER INCOME (EXPENSES):
Interest expense, net	(1,946,394)	(7,000)	(2,829,615)	(7,000)
Loss on equity investment	(375,000)		(375,000)
Loss on change in fair value of derivative liabilities	(863,472)	—	(833,504)	—
Loss on settlement of debt	—	—	—	—
Total other income (expense)	(3,184,866)	(7,000)	(4,038,119)	(7,000)

Net loss before income taxes	(3,884,747)	(506,018)	(23,085,618)	(1,935,529)

Income taxes (benefit)	—	—	—	—

NET LOSS	$(3,884,747)	$(506,018)	$(23,085,618)	$(1,935,529)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	1,989,607,407	1,271,854,479	1,882,958,037	1,197,428,751

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2017

					Additional
	Class A Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31,2016	10,000,000	$10,000	1,620,996,998	$1,620,996	$7,685,387	$(9,446,184)	$(129,801)
Common stock issued for services rendered	—	—	301,533,333	301,533	17,414,550	—	17,716,083
Common stock issued in settlement of related party notes payable	—	—	55,604,744	55,605	2,035,133	—	2,090,738
Replacement of previously canceled common shares	—	—	20,000,000	20,000	(20,000)	—	—
Sale of common stock	—	—	8,166,667	8,167	76,833	—	85,000
Common stock issued for accrued officer compensation	—	—	29,545,455	29,546	(29,546)	—	—
Stock based compensation	—	—	—	—	397,500	—	397,500
Net loss	—	—	—	—	—	(23,085,618)	(23,085,618)
Balance, September 30, 2017 (unaudited)	10,000,000	$10,000	2,035,847,197	$2,035,847	$27,559,857	$(32,531,802)	$(2,926,098)

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,085,618)	$(1,935,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,402	—
Amortization of debt discount	729,326	—
Non cash interest	1,020,784	—
Loss on change in fair value of derivative liabilities	833,504	—
Fair value of liability warrants issued as inducement fee	1,064,903	—
Stock based compensation	18,113,583	1,488,290
Notes payable issued in settlement of accrued compensation and expenses incurred	426,890	235,853
Loss on equity investment	375,000	—
Changes in operating assets and liabilities:
Accounts receivable	2,776	—
Inventory	(65,944)	—
Accounts payable	(3,256)	7,001
Accrued compensation	64,790	97,500
Net cash used in operating activities	(527,412)	(106,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(688,275)	—
Purchase of property and equipment	(14,144)	—
Net cash used in investing activities	(702,419)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	601,465	30,000
Proceeds from issuance of notes payable, related party	395,880	—
Proceeds from sale of common stock	85,000	77,000
Net cash provided by financing activities	1,082,345	107,000

Net (decrease) increase in cash	(147,486)	115

Cash-beginning of period	147,486	—
Cash-end of period	$—	$115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

Non cash financing activities:
Common stock issued in settlement of related party notes payable	$2,090,738	$195,000

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during nine months ended September 30, 2017, the Company incurred net losses of $23,085,618 and used cash in operations of $527,412. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds in 2017 and 2016 have been from revenue generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in the second half of 2017 and beyond as it develops its business model. The Company has stockholders' deficiencies at September 30, 2017 and requires additional financing to fund future operations.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2017 and December 31, 2016, allowance for doubtful accounts was $-0-.

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

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of September 30, 2017, there were outstanding stock options to purchase 1,000,000,000 shares of common stock, 666,666,667 shares of which were vested. (See Note 9)

Net Loss per Common Share, basic and diluted

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

The computation of basic and diluted income (loss) per share as of September 30, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2017	September 30, 2016
Convertible notes payable	33,826,242	—
Options to purchase common stock	1,000,000,000	1,000,000,000
Warrants to purchase common stock	43,653,846
Restricted stock units	10,000,000	—
Total	1,087,480,088	1,000,000,000

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017 and December 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short term notes because they are short term in nature.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3to5 years.

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

The Company’s free-standing derivatives consisted of conversion options embedded within its issued convertible debt and warrants with anti-dilutive (reset) provisions. The Company evaluated these derivatives to assess their proper classification in the balance sheet using the applicable classification criteria enumerated under GAAP.  The Company determined that certain conversion and exercise options do not contain fixed settlement provisions.  The convertible notes contain a conversion feature and warrants have a reset provision such that the Company could not ensure it would have adequate authorized shares to meet all possible conversion demands.

As such, the Company was required to record the conversion feature and the reset provision which does not have fixed settlement provisions as liabilities and mark to market all such derivatives to fair value at the end of each reporting period.

The Company has adopted a sequencing policy that reclassifies contracts (from equity to assets or liabilities) with the most recent inception date first. Thus any available shares are allocated first to contracts with the most recent inception dates.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $43,474 and $75,855 for the three and nine months ended September 30, 2017 and $2,330 and $24,214 for the three and nine months ended September 30, 2016, respectively; as advertising costs.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2017 and 2016, the Company has not recorded any unrecognized tax benefits.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments.

As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company is currently reviewing the impact of adoption of ASU 2017-11on its financial statements.

In August 2014, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The amendment is part of the FASB’s simplification initiative and is intended to simplify the accounting around share-based payment award transactions. The amendments include changing the recording of excess tax benefits from being recognized as a part of surplus capital to being charged directly to the income statement, changing the classification of excess tax benefits within the statement of cash flows, and allowing companies to account for forfeitures on an actual basis, as well as tax withholding changes. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment requires different transition methods for various components of the standard. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash and restricted cash equivalents. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03(ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

 NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30, 2017	December 31, 2016
Computer equipment	$1,784	$—
Furniture and fixtures	12,360	—
Subtotal	14,144	—
Less accumulated depreciation	(1,402)	—
Property and equipment, net	$12,742	$—

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $755 and $1,402 for the three and nine months ended September 30, 2017 and 2016, respectively; and $0 for the three and nine months ended September 30, 2016.

NOTE 5 – INVESTMENTS

MoneyTrac

On March 13, 2017, the Company entered into a stock purchase agreement to acquire up to 15,000,000 common shares of MoneyTrac Technology, Inc., a corporation organized and operating under the laws of the state of California, for a total purchase price of $250,000 representing approximately 15% ownership at the time of the agreement. As of September 30, 2017, the Company had acquired 15,000,000 common shares for $250,000 representing approximately 15% ownership. In connection with the investment, Donald Steinberg, the Company’s President and Chief Executive Officer and Director, was appointed as a board member to MoneyTrac.

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

The total investment of $375,000 is comprised of a 50% ownership of BV-MCOA Management LLC and is accounted for using the equity method of accounting. The Company’s 50% income earned by BV-MCOA Management LLC will recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  The Company’s 50% loss incurred by the Company’s interest was $375,000 for the three and nine months ended September 30, 2017 and $0 for the three and nine months ended September 30, 2016 and was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.

Benihemp

On June 16, 2017, the Company entered into a Loan Agreement (“Agreement”) with Conveniant Hemp Mart, LLC (“Benihemp”), a limited liability company formed and operating under the laws of the State of Wyoming. Pursuant to the Agreement, Benilhemp executed a promissory note for a principal loan amount of $50,000, accruing interest at the rate of 4% per annum and payable in one year, subject to one-time six-month repayment extension. The Agreement also provided that the Company shall have the option to waive repayment of the note and pay Benihemp an additional $50,000 payment in exchange for a 25% membership interest in Benihemp’s limited liability company.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

Convertible notes payable are comprised of the following:

	September 30, 2017	December 31, 2016
Convertible note payable-Ditto- due April 30, 2018	$111,111	$—
Convertible note payable-Tangiers- due February 28, 2018	85,000	—
Convertible notes payable-St George-last due January 21, 2019	477,500	—
Total	673,611	—
Less debt discounts	(507,991)	—
Net	165,620	—
Less current portion	(88,515)	—
Long term portion	$(77,105)	$—

Convertible note payable-Ditto

Effective March 30, 2017, the Company issued a 6.5% convertible promissory note for an aggregate of $2,777,778 due April 30, 2018 for consideration of $2,500,000, after original interest discount (“OID) of $277,778; unsecured.

On June 30, 2017, the Company had received net proceeds of $99,965 under the note. Gross face amount was $111,111, after additions for pro rate portion of OID and other related costs.

The note is convertible, at any time, into shares of the Company’s common stock at $0.03 per share unless on the day prior to the lender’s request to convert, the closing price is less than $0.05 per share, then the conversion price shall be 60% of the average three lowest days closing prices for 20 trading days prior to the request to convert.

At the funding date of the note, the Company determined the aggregate fair value of $221,406 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 470.85%, (3) weighted average risk-free interest rate of 1.02%, (4) expected life of 1.08 years, and (5) estimated fair value of the Company's common stock from $0.0604 per share.

The determined fair value of the debt derivatives of $221,406 was charged as a debt discount up to the net proceeds of the note with the remainder of $121,441 charged to operations as non-cash interest expense.

Convertible note payable-Tangiers Global LLC

On July 31, 2017, the Company issued a 10% fixed convertible promissory note for an aggregate of $250,000 due February 28, 2018. The Company had received net proceeds of $76,500 under the note. Gross face amount was $85,000, after additions for pro rate portion of OID and other related costs.

The note is convertible, at any time, into shares of the Company’s common stock at $0.0125 per share. As an investment incentive, the Company issued 10,000,000 5 year cashless warrants, exercisable at $.025.

At the funding date of the note, the Company determined the aggregate fair value of $242,571 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 448.47%, (3) weighted average risk-free interest rate of 1.13%, (4) expected life of 0.58 years, and (5) estimated fair value of the Company's common stock from $0.0375 per share.

The determined fair value of the debt derivatives of $242,571 was charged as a debt discount up to the net proceeds of the note with the remainder of $166,071 charged to operations as non-cash interest expense.

Additionally, date of issuance, the Company determined the aggregate fair value of $375,000 of the issued warrant. The fair value of the warrant was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 448.47%, (3) weighted average risk-free interest rate of 1.84%, (4) expected life of 5.00 years, and (5) estimated fair value of the Company's common stock from $0.0375 per share.

The determined fair value of the issued warrant of $375,000 was charged as an inducement cost and charged to operations as non-cash interest expense.

Convertible notes payable-St George Investments

Effective July 3, 2017, the Company issued a secured convertible promissory note in aggregate of $752,500 to St George Investments LLC (“St George”). The promissory note is bears interest at 10% per annum, is due upon maturity sixteen months after purchase price date and includes an original issue discount (“OID”) of $67,500. In addition, the Company agreed to pay $10,000 for legal, accounting and other transaction costs of the lender. The promissory note will be funded in four tranches of $422,500, $27,500, $27,500 and $275,000; net of OID and transaction costs. As an investment incentive, the Company issued 33,653,846, 5 year cashless warrants, exercisable at $.04.

Forbearance agreement

On August 4, 2017, the Company entered into a forbearance agreement with St George Investments LLC, due to the Company’s alleged breached of certain default provisions of the secured promissory note entered into with St George on July 3, 2017. The alleged breach occurred due to the Company entering into an investment agreement with Tangiers on July 15, 2017 and issued a fixed convertible promissory note to Tangiers. Due to the alleged breach, St George has the right, among other things, to accelerate the maturity date of the note, increase interest from 10% to 22% and cause the balance of the outstanding promissory note to increase due to the application of the default provisions.

St George agreed to refrain and forbear from bringing any action to collect under the promissory note, including the interest rate increase and balance increase, with respect to the alleged default. As consideration of the forbearance, the Company agreed to accelerate the installment conversions from 1 year to 6 months and to add an additional OID of $112,875, which will be considered fully earned as of August 4, 2017, nonrefundable and to be included in the first tranche. The Company and St George ratified the outstanding balance, after the added OID and accrued interest, of $868,936 as of August 4, 2017.

As of September 30, 2017, the Company had received aggregate net proceeds of $425,000 under the note. Gross face amount was $477,500, after additions for pro rate portion of OID and other related costs.

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

At the funding dates of the note, the Company determined the aggregate fair value of $414,997 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 447.62% to 448.40%, (3) weighted average risk-free interest rate of 1.19% to 1.13%, (4) expected life of 1.33 years, and (5) estimated fair value of the Company's common stock from $0.0231 to $0.0355 per share.

The determined fair value of the debt derivatives of $414,997 was charged as a debt discount up to the net proceeds of the note with the remainder of $809 charged to operations as non-cash interest expense.

Additionally, date of issuance, the Company determined the aggregate fair value of $689,903 of the issued warrant. The fair value of the warrant was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 448.94%, (3) weighted average risk-free interest rate of 1.93%, (4) expected life of 5.00 years, and (5) estimated fair value of the Company's common stock from $0.0205 per share.

The determined fair value of the issued warrant of $689,903 was charged as an inducement cost and charged to operations as non-cash interest expense.

Summary:

The Company has identified the embedded derivatives related to the above described notes and warrants. These embedded derivatives included certain conversion and reset features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the note and to fair value as of each subsequent reporting date.

At September 30, 2017, the Company determined the aggregate fair values of $1,083,617 and $1,462,401 of embedded derivatives and warrant liabilities, respectively. The fair values were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 446.34%, (3) weighted average risk-free interest rate of 1.20% to 1.92%, (4) expected life of 0.58 to 4.84 years, and (5) estimated fair value of the Company's common stock from $0.0335 per share.

For the three and nine months ended September 30, 2017, the Company recorded a loss on change in fair value of derivative liabilities of $1,255,213 and $1,225,245 and recorded amortization of debt discounts of $128,993 and $154,807, respectively as a charge to interest expense, respectively.

NOTE 7 – NOTES PAYABLE, RELATED PARTY

Notes payable, related party is comprised of the following:

	September 30, 2017	December 31, 2016
Notes payable	$246,267	$7,487
Convertible promissory notes	54,277	—
Subtotal	300,544	7,487
Less unamortized debt discount	(22,681)	—
Notes payable, net	277,863	7,487
Less current maturities	(277,863)	(7,487)
Long term portion	$—	$—

Notes payable

As of September 30, 2017 and December 31, 2016, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company. The issued notes are unsecured, due on demand and non-interest bearing.

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

The determined fair value of the debt derivatives of $1,317,555 was charged as a debt discount up to the net proceeds of the notes with the remainder of $732,463 charged to current period operations as non-cash interest expense

During the nine month ended September 30, 2017, the Company issued an aggregate of 55,604,744 shares of its common stock in settlement of $560,070 notes payable.

At September 30, 2017, the Company determined the aggregate fair value of $160,378 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 446.34%, (3) weighted average risk-free interest rate of 1.31%, (4) expected life of 0.75 years, and (5) estimated fair value of the Company's common stock from $0.0335 per share.

For the three and nine months ended September 30, 2017, the Company recorded a gain on change in fair value of derivative liabilities of $391,741 and recorded amortization of debt discounts of $572,836 and $574,519, respectively as a charge to interest expense, respectively.

NOTE 8 – DERIVATIVE LIABILITIES

As described in Notes 6 and 7, the Company issued convertible notes that contained conversion features and a reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

NOTE 9 – STOCKHOLDERS’ DEFICIT

 Preferred stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock as of September 30, 2017 and December 31, 2016. As of September 30, 2017, and December 31, 2016, the Company has designated and issued 10,000,000 shares of Class A Preferred Stock.

Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

Common stock

The Company is authorized to issue 5,000,000,000 shares of $0.001 par value common stock as of September 30, 2017 and December 31, 2016. As of September 30, 2017 and December 31, 2016, the Company had 2,035,847,197 and 1,620,996,998 common shares issued and outstanding.

During the nine months ended September 30, 2017, the Company issued an aggregate of 301,533,333 shares of its common stock for services rendered with an estimated fair value of $17,716,083.

During the nine months ended September 30, 2017, the Company issued an aggregate of 29,545,455 shares of its common stock for prior year officer stock-based compensation accrual.

During the nine months ended September 30, 2017, the Company issued an aggregate of 20,000,000 shares of its common stock as replacement shares previously canceled in 2016 as part of settlement agreement.

During the nine months ended September 30, 2017, the Company sold an aggregate of 8,166,667 shares of its common stock for net proceeds of $85,000.

During the nine month ended September 30, 2017, the Company issued an aggregate of 55,604,744 shares of its common stock in settlement of $560,070 related party notes payable.

Options

The following table summarizes the stock option activity for the nine months ended September 30, 2017:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,000,000,000	$0.005	8.76	$76,000,000
Granted	-
Forfeitures or expirations	-
Outstanding at September 30, 2017	1,000,000,000	$0.005	8.26	$28,500,000

Exercisable at September 30, 2017	666,666,667	$0.005	8.26	$19,000,000

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0335 as of September 30, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at September 30, 2017:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.005	1,000,000,000	8.01	500,000,000

As of September 30, 2017, stock-based compensation of $600,000 remains unamortized and is expected to be amortized over the weighted average remaining period of 1.00 years.

The stock-based compensation expense related to option grants was $150,000 and $450,000 during the three and nine months ended September 30, 2017 and $150,000 and $450,000 during the three and nine months ended September 30, 2016, respectively.

Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2017:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	-	$-		$-
Granted	43,653,846	0.037	5.00	125,000
Forfeitures or expirations	-
Outstanding at September 30, 2017	43,653,846	$0.037	4.78	$150,000

Exercisable at September 30, 2017	43,653,846	$0.037	4.78	$150,00

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0335 as of September 30, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to warrants at September 30, 2017:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.025	10,000,000	4.84	10,000,000
.04	33,653,846	4.76	33,653,846
0.037	43,653,846	4.78	43,653,846

In connection with the issuance of convertible notes payable, the Company issued an aggregate of 43,653,846 warrants to purchase the Company’s common stock from $0.025 to $0.04, vesting immediately and expiring 5 years from the date of issuance. (See Note 6)

Restricted Stock Units (“RSU”)

The following table summarizes the restricted stock activity for the nine months ended September 30, 2017:

Restricted shares units issued as of December 31, 2016	10,000,000
Granted	—
Forfeited	—
Total Restricted Shares Issued at September 30, 2017	10,000,000
Vested at September 30, 2017	—
Unvested restricted shares as of September 30, 2017	10,000,000

As of September 30, 2017, stock-based compensation related to restricted stock awards of $83,750 remains unamortized and is expected to be amortized over the weighted average remaining period of 0.50 years.

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

As of September 30, 2017 and December 31, 2016, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of September 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warrant liability as of September 30, 2017, in the amount of $1,083,617 and $1,462,401, respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended September 30, 2017:

	Warrant Liability	Debt Derivative
Balance, December 31, 2016	$—	$—
Total (gains) losses
Initial fair value of debt derivative at note issuance		2,196,529
Initial fair value of warrant liability at issuance	1,064,903
Mark-to-market at September 30, 2017:	397,498	436,006
Transfers out of Level 3 upon conversion or payoff of notes payable		(1,548,918)
Balance, September 30, 2017	$1,462,401	$1,083,617
Net gain for the period included in earnings relating to the liabilities held during the period ended September 30, 2017	$(397,498)	$(436,006)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended September 30, 2017, the Company’s stock price decreased 44.5% from initial valuation. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 11 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related and working capital purposes. As of September 30, 2017 and December 31, 2016, there were no related party advances outstanding.

As of September 30, 2017 and December 31, 2016, accrued compensation due officers and executives included as accrued compensation was $97,500 and $32,710, respectively.

At September 30, 2017 and December 31, 2016, there were an aggregate of $54,277 and $0 notes payable due to officers, respectively. See Note 7.

NOTE 12 – SUBSEQUENT EVENTS

On August 31, 2017, the Company entered into a Joint Venture Agreement (“Agreement”) with Global Hemp Group, Inc., a Canadian corporation (“Global Hemp Group”). The Company will assist Global Hemp Group in developing commercial hemp production in New Brunswick, Canada. In the first year of the Agreement, the Company will share the costs of the ongoing hemp trial in New Brunswick; provide its expertise in developing hemp cultivation going forward; and, be granted a right of first refusal as Global Hemp Group’s primary off-taker of any raw materials produced from the project. The Company’s joint venture partner, Global Hemp Group, also partnered with Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick, to assist in conducting research with the hemp trials. The trials are taking place on the Acadian peninsula of New Brunswick, and the initial trials to establish commercial cultivation pursuant to the Agreement are expected to be completed in 2018.

On October 10, 2017, the Company entered into a “Settlement and Mutual Release of All Claims Agreement” (“Agreement”) with Tangiers Global, LLC (“Tangiers”) terminating the Company’s previously announced material definitive agreement with Tangiers reported on Form 8-K on July 31, 2017. The Agreement terminated an Investment Agreement between the Company and Tangiers, wherein Tangiers previously agreed to invest up to five million dollars ($5,000,000) to purchase the Company’s Common Stock, par value $0.001 per share, based upon an exemption from registration provided under Section 4(a)(2) of the 1933 Securities Act, and Section 506 of Regulation D promulgated thereunder. Further, the Agreement, terminated a Registration Rights Agreement entered into between the Company and Tangiers, which was an inducement to Tangiers to execute and deliver the Investment Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of Common Stock issuable for Tangiers’s investment pursuant to the Investment Agreement.

Further, the Agreement settled two outstanding fixed convertible promissory notes the Company executed in favor of Tangiers: one in the amount of two hundred and fifty thousand dollars ($250,000.00), of which Tangiers had advanced eighty-five thousand dollars ($85,000.00) to the Company, with total principal and interest due in the amount of ninety-three thousand, five hundred dollars ($93,500.00); and one in the amount of fifty thousand dollars ($50,000.00), with total principal and interest due in the amount of fifty-five thousand dollars ($55,000.00).

The Agreement further provided that in order to affect a prepayment of the fixed convertible promissory note in the amount of two hundred and fifty thousand dollars ($250,000.00), the Company agreed to pay a prepayment penalty of eighteen thousand, five hundred dollars ($18,500.00), resulting in a total payable on this note in the amount of one hundred and twelve thousand, two hundred dollars ($112,200.00).

The Company agreed to settle the notes by paying Tangiers one hundred and sixty-seven thousand, two hundred dollars ($167,200.00) and issuing Tangiers three million shares of the Company’s restricted common stock. The Company and Tangiers agreed to mutual releases of all claims.

On November 1, 2017, the Company entered into a material definitive agreement not made in the ordinary course of its business. The parties to the agreement are the Company and St. George Investments, LLC (“St. George”), a Utah Limited Liability Company, (“St. George”).

Pursuant to a Securities Purchase Agreement between the Company and St. George, St. George agreed to a Secured Convertible Promissory Note in the original principal amount of $601,420.00 (the “Note”). The principal amount is convertible into shares of the Company’s common stock, $0.001 par value per share, based upon the terms and subject to the limitations and conditions set forth in the Note. The Company’s issuance of common stock upon conversion by St. George is based upon an exemption from registration provided the 1933 Securities Act. As additional consideration for the Securities Purchase Agreement, the Company entered into a Warrant Agreement with St. George, which provides St. George with the right to purchase at any time on or after November 1, 2017, until November 1, 2022, twenty-two million (22,000,000) shares of Company’s common stock, par value $0.001 per share (the “Common Stock”), as such number may be adjusted from time to time pursuant to the terms and conditions of the Warrant Agreement. The Company’s issuance of common stock upon St. George’s election to exercise the warrants is based upon an exemption from registration provided the 1933 Securities Act.

On November 6, 2017, the Company amended a material definitive agreement not made in the ordinary course of its business. The parties to the agreement are the Company and Bougainville Ventures, Inc. (“Bougainville”). On March 16, 2017, the Company and Bougainville previously entered into a Joint Venture Agreement (“Agreement”). The Agreement required the Company to raise funds for the Joint Venture Project in the amount of not less than one million dollars ($1,000,000). Pursuant to Section 12.9 of the Agreement, the Company and Bougainville entered into a written amendment of the Agreement which changed the Company’s funding obligation from one million dollars ($1,000,000) to eight hundred thousand dollars ($800,000), and separately required the Company to issue to Bougainville or its designee fifteen million (15,000,000) shares of its restricted common stock pursuant to the Reg. D exemption from registration pursuant to the 1933 Securities and Exchange Act.

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

Business Overview

Plan of Operations – The Company intends to participate in the research and development of (1) varieties of various species of cannabis, including hemp; (2) the pharmacological benefits of cannabis species, including hemp; (3) the methodology of both indoor and outdoor cultivation methods; (4) the variety of technology used for cultivation and harvesting of different species of cannabis, including but not limited to lighting, venting, irrigation, hydroponics, nutrients and soil; (5) new hydroponical techniques for use in cultivating produce such as fruits, berries and vegetables; (6) different cannabinoids within the cannabis species and the possible health benefits thereof; and, (7) new and improved methods of hemp cannabinoid extraction omitting or eliminating the delta-9 tetrahydrocannabinol “THC” molecule. Our business plan intends on only engaging within states and/or countries that have lawfully allowed and permitted the legal use of medical and/or recreational cannabis and/or hemp and its molecular compounds and resulting products. The Company operates two distinct and separate business divisions related to its two wholly owned subsidiaries, H Smart, Inc. and MCOA CA, Inc.

In 2016, the Company launched its hempSMART division by forming H Smart, Inc., as a wholly owned subsidiary. H Smart, Inc. was formed on September 21, 2015, as a Delaware corporation, and its sole asset and operation was the ownership of the hempSMART brand and related research and development into legal industrial hemp cannabidiol (CBD) derived products. These products are non-psychoactive. The Company’s product manufacturer, CBD Global, Inc., a Colorado corporation, only provides certified THC free, CBD Full Spectrum Oil to the Company for its product manufacturing. The focus of the hempSMART division is the development of products utilizing non-psychoactive Full Spectrum Hemp Oil, enriched with CBD or with CBD isolate containing no THC.

The Company’s first product under its hempSMART™ division is hempSMART™ Brain, a formulated product encapsulated with CBD derived from industrial hemp as the core ingredient, combined with other high-quality ingredients. On July 18, 2016, the Company filed a patent application for its proprietary formulation for hempSMART™ Brain. The Company has also filed for a trademark for the hempSMART™ brand name. The Company has a number of other hempSMART™ products in research and development, and intends to broaden hempSMART’s™ product offerings to include products targeting body care, cosmetics, and a line of branded merchandise using the hempSMART™ name. The Company’s second formulated product, “hempSMART Pain” is a personal care product focused on supporting joint health and flexibility taken orally in a gel capsule or by rubbing cream and is currently in production with an expected release in the third quarter of 2017. The Company has a number of other hempSMART products in research and development, and intends to broaden hempSMART’s product offerings to include other formulated personal care products.

The Company’s hempSMART product manufacturing is conducted by Equinox Nutraceutical (“Equinox”) in Lindon, Utah. As a manufacturer, Equinox generally implements and follows good manufacturing practices (GMP) and processes that ensure the quality of our manufactured products. Equinox also provides verified product testing of formulated components and finished products through a third-party lab to ensure quality control.

Customers can order hempSMART products directly through the hempSMART web site (https://www.hempSMART.com) or through any hempSMART “Affiliate.” The Company actively encourages individuals to become hempSMART Affiliates by signing up on its web site. Once qualified, Affiliates earn discounts on hempSMART products, and can earn commissions and discounts on future hempSMART products and orders, providing entrepreneur Affiliates a means of maximizing business opportunities in the rapidly emerging cannabis industry through the Company’s affiliate sales program.

In anticipation of establishing and expanding its hempSMART sales affiliate program, the Company acquired a license from MultiSoft Corporation, a Florida corporation (“MultiSoft”), to use its MarketPowerPro system software (“MarketPowerPro”). MarketPowerPro is a secure multi-level-marketing sales software program that facilitates order placement over the internet via a web site, and accounts for affiliate orders and sales; calculates referral benefits apportionable to specific sales associates, and calculates and accounts for loyalty and rewards benefits for returning customers. MarketPowerPro is compliant with Payment Card Industry financial standards for maintaining security regarding payment transactions conducted over the internet using credit cards. MultiSoft also independently monitors licensee websites hosting MarketPowerPro to ensure that licensee websites are compliant and are invulnerable to being compromised.

On November 1, 2016, the Company contracted with Big Monkey 3PL Logistics to provide for warehousing, packaging, and order fulfillment of its hempSMART products.

 On March 17, 2017, the Company signed a binding joint venture agreement with GateC Research Inc. (“GCR”), a California corporation. GCR has obtained a City/Municipal permit to cultivate cannabis within an approved zone in Adelanto County, California. The Company will not be part of the cultivation or harvest. The joint venture is currently in its development stages and is not yet operational. The Company and GCR intend to optimize collaborative business opportunities in the development and sales of the resulting cannabis products, but only after California finalizes and implements its regulations concerning cannabis in 2018.

The Company’s commitment to the joint venture project is to provide $1,500,000 USD over a six-month period, with a minimum commitment of $500,000 USD within a three (3) month period. The Company has yet to provide this financing, and has received an extension on this commitment until California state regulations concerning cannabis are finalized and implemented in 2018, and the Company is able to obtain the $1,500,000 in the form of equity or debt financing.

On March 16, 2017, the Company entered into a joint venture agreement with Bougainville Ventures, Inc., a Canadian corporation operating under the name BV-MCOA Management, LLC (“BV”), a Washington State Limited Liability Company. Bougainville Ventures, Inc. holds an assignable cannabis cultivation license and a lease for real property located in the State of Washington. The joint venture agreement, as amended on November 6, 2017, commits the Company to raise eight hundred thousand dollars ($800,000) and separately issue to Bougainville Ventures, Inc. or its designee fifteen million (15,000,000) shares of restricted common stock in order to purchase the property that BV would cultivate and harvest upon (See Note 12, Subsequent Events). The Company will lease the property to the venture, thus acting solely as a landlord.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Results of Operations - The Company generated revenue of $2,927 for the three months ended September 30, 2017. This increase is due to the Company’s initial deployment of its hempSMART marketing and sales efforts. Since the Company’s sales efforts were launched approximately one year ago, no currently known or previous matters are expected to have a material impact on current or future operations, with the exception of the Company’s need for additional funding (See Note 2 to the Financial Statements). For the three months ended September 30, 2017, the Company had a loss from continuing operations of $3,884,748 compared to a loss from continuing operations of $506,018 for the three months ended September 30, 2016. This change is due primarily to the Company’s cannabis operations and non-cash interest costs associated with our convertible debt.

Revenues/Cost of sales

Total Revenues - Total revenues were $2,927 for the three months ended September 30, 2017 as compared to $0 for the three ended September 30, 2016. The reported revenues for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products. Management plans to expand its marketing and selling efforts in 2017 and expects revenues to increase in the coming months.

Costs and Expenses - Costs of sales, include the costs of product development, manufacturing, testing, packaging, storage and sale. For the three months ended September 30, 2017, costs of sales were $1,941 as compared to $0 for the three months ended September 30, 2016. The reported costs of sales for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products.

General and administrative expenses

Other general and administrative expenses increased to $700,112 for the three months ended September 30, 2017 compared to $499,018 the three months ended September 30, 2016. General and administrative expenses include selling and marketing, research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The increase can be attributed primarily to increased operating costs for our hempSMART business as the Company implemented its operations and launched its sales and marketing efforts this year.

(Loss) gain on change in fair value of derivative liabilities

During 2017, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to fair value the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $863,472 and $0 on change in fair value of derivative liabilities for the three months ended September 30, 2017 and 2016, respectively.

Loss on equity investment

During the three months ended September 30, 2017, we adjusted the carry value of our investment for our pro rata share of loss with BV-MCOA Management LLC to $0 incurring a $375,000 loss.

Interest Expense

Interest expense during the three months ended September 30, 2017 was $1,946,394 compared to $7,000 for the three months ended September 30, 2016. Interest expense primarily consists of interest incurred on our convertible and other debt. The debt discounts amortization and non-cash interest incurred during the three months ended September 30, 2017 and 2016 was $868,709 and $0, respectively. In addition, we incurred a non-cash interest of $1,064,903 for the fair value of warrants issued in connection with convertible notes in 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Results of Operations - For the nine months ended September 30, 2017, the Company had a loss from continuing operations of $23,085,618 compared to a loss from continuing operations of $1,935,529 for the nine months ended September 30, 2016. This change is due primarily to the Company’s cannabis operations and restricted stock compensation granted to directors, employees and third party service providers recorded at an estimated fair value of $18,113,583 for the nine months ended September 30, 2017, compared to $1,488,290 during the corresponding period in 2016.

Revenues/Cost of sales

Total Revenues - Total revenues were $19,950 for the nine months ended September 30, 2017 as compared to $0 for the nine ended September 30, 2016. The reported revenues for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products. Management plans to expand its marketing and selling efforts in 2017 and expects revenues to increase in the coming months.

Costs and Expenses - Costs of sales, include the costs of product development, manufacturing, testing, packaging, storage and sale. For the nine months ended September 30, 2017, costs of sales were $14,099 as compared to $0 for the three months ended September 30, 2016. The reported costs of sales for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products.

General and administrative expenses

Other general and administrative expenses increased to $19,051,948 for the nine months ended September 30, 2017 compared to $1,928,529 the nine months ended September 30, 2016. The increase can be attributed primarily to is due primarily to restricted stock compensation granted to directors, employees and third-party service providers.

(Loss) gain on change in fair value of derivative liabilities

During 2017, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to fair value the derivatives each reporting period and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $833,504 and $0 on change in fair value of derivative liabilities for the nine months ended September 30, 2016 and 2015, respectively.

Loss on equity investment

During the nine months ended September 30, 2017, we adjusted the carry value of our investment for our pro rata share of loss with BV-MCOA Management LLC to $0 incurring a $375,000 loss.

Interest Expense

Interest expense during the nine months ended September 30, 2017 was $2,829,615 compared to $7,000 for the nine months ended September 30, 2016. Interest expense primarily consists of interest incurred on our convertible and other debt. The debt discounts amortization and non-cash interest incurred during the nine months ended September 30, 2017 and 2016 was $1,750,110 and $0, respectively. In addition, we incurred a non-cash interest of $1,064,903 for the fair value of warrants issued in connection with convertible notes in 2017.

Liquidity and Capital Resources – The Company has generated a net loss from continuing operations for the three months ended September 30, 2017 of ($3,884,747) and $(23,085,618) for the nine months ended September 30, 2017. As of September 30, 2017, the Company had total assets of $487,336, which included inventory of $149,419 and accounts receivable of $11,900.

During the nine months ended September 30, 2017 and 2016, the Company has met its capital requirements through a combination of loans and convertible debt instruments. The Company will need to secure additional external funding in order to continue its operations. On July 25, 2017, the Company entered into an Investment Agreement Tangiers Global, LLC (“Tangiers”), wherein Tangiers agreed to invest up to five million dollars ($5,000,000) to purchase the Company’s Common Stock, par value $0.001 per share, based upon an exemption from registration provided under Section 4(a)(2) of the 1933 Securities Act, and Section 506 of Regulation D promulgated thereunder. Coincidentally, the Company and Tangiers entered into a Registration Rights Agreement, as an inducement to Tangiers to execute and deliver the Investment Agreement, whereby the Company agreed to provide certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws, with respect to the shares of Common Stock issuable for Tangiers’s investment pursuant to the Investment Agreement.

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

Operating Activities - For the nine months ended September 30, 2017, the Company used cash in operating activities of $527,412. For the nine months ended September 30, 2016, the Company used cash in operating activities of $106,885. This increase is due primarily to the implementation of our new business plan, operations, management, personnel and professional services, and the resulting increases in operating expenses.

Investing Activities - During the nine months ended September 30, 2017, the Company spent cash of $688,275 in investing activities related to its purchase of 15 million restricted common shares in MoneyTrac Technology, Inc. in exchange for $250,000, and its investment of $375,000 in the Bougainville Ventures joint venture along with smaller investments and $14,144 on office equipment. During the nine months ended September 30, 2016 the Company had no investing activity.

Financing Activities - During the nine months ended September 30, 2017 the Company, primarily through its receipt of funds from the issuance of notes payable, notes payable to related parties, and sale of common stock, resulted in financing activity of $1,082,345. For the nine months ended September 30, 2016 the Company received proceeds of $77,000 from sale of common stock and $30,000 from issuance of related party note.

The Company’s business plans have not generated significant revenues and as of the date of this filing are not sufficient to generate adequate amounts of cash to meet its needs for cash. The Company's primary source of operating funds in 2017 and 2016 have been from revenue generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve materially in the second half of 2017 and beyond as it implements its affiliate marketing and sales program and concurrently expands its sales of its hempSMART™ products. The Company has stockholders' deficiencies at September 30, 2017 and requires additional financing to fund future operations. As of the date of this filing, and due to the early stages of operations, the Company has insufficient sales data to evaluate the amounts and certainties of cash flows, as well as whether there has been material variability in historical cash flows.

The Company’s two joint venture projects require the Company to provide material commitments of cash in order to fund the acquisition of land and operations to initiate the two grow operations. The Company does not have the ability to fund these joint ventures based upon its current cash position. The Company has arranged for partial external third party financing in the amount of $752,500 for the Company’s one-million-dollar financing commitment for the Bougainville Ventures joint venture project. The Company has a material capital commitment to provide up to $1.5 million dollars in funding for the GateC joint venture project, but as of the date of this filing has not provided or arranged financing for this project, pending the implementation of California’s regulations concerning Cannabis due to be finalized in January, 2018. As the Company does not currently have the funding capability to complete both projects, it entered into a $5 million fixed funding commitment with Tangiers Global, LLC on August 1, 2017 requiring the Company to register shares of its common stock for sale to Tangiers to provide the Company with the necessary funding to complete both the Bougainville Ventures project and the GateC project. Aside from the completion of the Company’s financing commitments mentioned above, the Company expects that cash provided by the Tangiers fixed funding commitment will allow it to augment its cash used in future operating activities.

Government Regulations of Cannabis

Federal Law

Our business includes research and development of cannabis and industrial hemp, and the sale of products containing CBD derived from industrial hemp. Cannabis, marijuana and CBD are illegal under federal law, and are “Schedule 1” drugs under the Controlled Substances Act (21 U.S.C. § 811). As Schedule 1 drugs, cannabis, marijuana and CBD are viewed as being highly addictive and having no medical value. The United States Drug Enforcement Agency enforces the Controlled Substances Act, and persons violating it are subject to federal criminal prosecution. The criminal penalty structure in the Controlled Substances Act is determined based on the specific predicate violations, including but not limited to: simple possession, drug trafficking, attempt and conspiracy, distribution to minors, trafficking in drug paraphernalia, money laundering, racketeering, environmental damage from illegal manufacturing, continuing criminal enterprise, and smuggling. A first conviction under the Controlled Substances Act can generally result in possible fines from $250,000 to $50 million dollars, and incarceration for periods generally from five and up to forty years. For a second conviction, fines increase generally from $500,000 to $75 million dollars, and incarceration for periods generally from ten years to twenty years to life.

The United States Food & Drug Administration (“FDA”) is generally responsible for protecting the public health by ensuring the safety, efficacy, and security of (1) prescription and over the counter drugs; (2) biologics including vaccines, blood & blood products, and cellular and gene therapies; (3) foodstuffs including dietary supplements, bottled water, and baby formula; and, (4) medical devices including heart pacemakers, surgical implants, prosthetics, and dental devices.

Regarding its regulation of drugs, the FDA process requires a review that begins with the filing of an investigational new drug (IND) application, with follow on clinical studies and clinical trials that the FDA uses to determine whether a drug is safe and effective, and therefore subject to approval for human use by the FDA.

Aside from the FDA’s mandate to regulate drugs, the FDA also regulates dietary supplement products and dietary ingredients under the Dietary Supplement Health and Education Act of 1994. This law prohibits manufacturers and distributors of dietary supplements and dietary ingredients from marketing products that are adulterated or misbranded. This means that these firms are responsible for evaluating the safety and labeling of their products before marketing to ensure that they meet all the requirements of the law and FDA regulations, including, but not limited to the following labeling requirements: (1) identifying the supplement; (2) nutrition labeling; (3) ingredient labeling; (4) claims; and, (5) daily use information.

The FDA has not approved cannabis, marijuana or CBD as a safe and effective drug for any indication. As of the date of this filing, we have not, and do not intend to file an IND with the FDA, concerning any of our products that contain CBD derived from industrial hemp. Further, our products containing CBD derived from industrial hemp are not marketed or sold using claims that their use is safe and effective treatment for any medical condition subject to the FDA’s jurisdiction.

The FDA has concluded that products containing CBD are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. The FDA’s position is that products containing CBD are Schedule 1 drugs under the Controlled Substances Act, and so are illegal. Our products containing CBD derived from industrial hemp are not marketed or sold as dietary supplements. However, at some indeterminate future time, the FDA may choose to change its position concerning generally cannabis and marijuana, and specifically products containing CBD, and may choose to enact regulations that are applicable to such products. In this event, our industrial hemp based products containing CBD may be subject to regulation (See Risk Factors, Item IA).

Our business intends to participate in the research and development of (1) varieties of various species of cannabis, including hemp; (2) the pharmacological benefits of cannabis species, including hemp; (3) the methodology of both indoor and outdoor cultivation methods; (4) the variety of technology used for cultivation and harvesting of different species of cannabis, including but not limited to lighting, venting, irrigation, hydroponics, nutrients and soil; (5) new hydroponical techniques for use in cultivating produce such as fruits, berries and vegetables; (6) different cannabinoids within the cannabis species and the possible health benefits thereof; and, (7) new and improved methods of hemp cannabinoid extraction omitting or eliminating the delta-9 tetrahydrocannabinol “THC” molecule.

Our business plan intends on only engaging within states and/or countries that have lawfully allowed and permitted the legal use of medical and/or recreational cannabis and/or hemp and its molecular compounds and resulting products.

In conjunction with the Company’s overall research and development in the cannabis field and industry, in general, the Company may or may not become directly or indirectly involved in any actual delta-9 tetrahydrocannabinol (“THC”) research. This will depend upon future legalities and proper approvals. As of the date of this filing, the Company is not engaged in any direct or indirect delta-9 tetrahydrocannabinol (“THC”) research, and has no immediate plans to initiate or participate in any such research. It is anticipated that should the Company engage within the THC aspect of the industry, in the near future, it will solely be as a landlord, or as a possible developer, distributor or lessor in the technology or software industry. In any event, the Company will only be engaged with licensed, lawful and compliant operator(s) within a legalized state and pursuant to the Cole Memorandum (issued by James Cole, Deputy Attorney General, Department of Justice, August 29, 2013).

In addition to the Cole Memorandum, the Company’s research and development activities intend to comply with the parameters of a recent 9th Cir. Federal Appellate Court decision, United States v. McIntosh, 2016 DJDAR 8484 (Aug. 16, 2016), which held: “the U.S. Department of Justice cannot spend money to prosecute federal marijuana cases if the defendants comply with state guidelines that permit the drug's sale for medical purposes”. This ruling is consistent with Congress’s passing of its current budget rule, and The Omnibus Appropriations Act, also known as the “Rohrabacher–Farr Amendment,” which prohibits the DOJ from using federal funds to interfere in the implementation of state marijuana regulations. The Court reasoned that “if the DOJ punishes individuals for engaging in activities permitted under state law (such as the use, cultivation, distribution and possession of medical marijuana), then the DOJ is preventing state law from being implemented as a practical matter.” “By officially permitting certain conduct, state law provides for non-prosecution of individuals who engage in such conduct. If the federal government prosecutes such individuals, it has prevented the state from giving practical effect to its law providing for non-prosecution of individuals who engage in the permitted conduct."

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

As of September 30, 2017, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

Our business involves a number of very significant risks, including but not limited to various areas of the cannabis industry being illegal under Federal Law and susceptible to aggressive prosecution from the U.S. Attorney General. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You should invest in our common stock only if you can afford to lose your entire investment. Your decision to invest in our common stock should only be made after you have knowingly accepted the possibilities of such a loss and the associated risks, including our business being so close to the Federally illegal cannabis industry, including various states where hemp and marijuana are still not legal for commercial purposes and sale.

Risks Related to Our Business

Because we have only recently begun our hempSMART operations, and our other ventures are in the development stage or not of yet capitalized, we anticipate our operating expenses will increase prior to earning revenue, and we may never achieve profitability:

The Company launched its first product, hempSMART Brain, in November, 2016. As we continue to conduct research and development of other hempSMART products, we anticipate increases in our operating expenses, without realizing significant revenues from operations. Within the next 12 months, these increases in expenses will be attributed to the cost of (i) administration and start-up costs, (ii) research and development, (iii) advertising and website development, (iv) legal and accounting fees at various stages of operation, (v) joint venture activities, (vi) creating and maintaining distribution and supply chain channels.

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

Failure to raise additional capital to fund operations could harm our business and results of operations:

Our primary source of operating funds from 2015 through the June 30, 2017 quarter end has been from revenue generated from proceeds from the sale of our common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2017 and beyond as it develops its business model. The Company has stockholders' deficiencies at December 31, 2016 and requires additional financing to fund future operations. Currently, we do not have any arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. No assurance can be given that the Company will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of the Company to gain access to capital markets or obtain acceptable financing could have an adverse effect upon the results of its operations and upon its financial conditions.

Marijuana, Cannabis and CBD are illegal under federal law:

Marijuana, cannabis and CBD are Schedule 1 controlled substances and are illegal under federal law, specifically the Controlled Substances Act (21 U.S.C. § 811). Even in states that have legalized the use of marijuana, its sale and use remain violations of federal law. The illegality of marijuana under federal law preempts state laws that legalize its use. Therefore, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plan.

Our business is dependent on laws pertaining to the cannabis industry:

The federal government has issued guidance to federal prosecutors concerning marijuana enforcement under the Controlled Substances Act (CSA). The Cole Memorandum updates that guidance in light of state ballot initiatives that legalize under state law the possession of small amounts of marijuana and provide for the regulation of marijuana production, processing, and sale. The guidance set forth herein applies to all federal enforcement activity, including civil enforcement and criminal investigations and prosecutions, concerning marijuana in all states.

Congress has determined that marijuana is a dangerous drug and that the illegal distribution and sale of marijuana is a serious crime that provides a significant source of revenue to large-scale criminal enterprises, gangs, and cartels. The Department of Justice is committed to enforcement of the Controlled Substance Act (CSA) consistent with those determinations. The Department is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, as several states enacted laws relating to the use of marijuana for medical purposes, the Department in recent years has focused its efforts on certain enforcement priorities that are particularly important to the federal government:

•       Preventing the distribution of marijuana to minors;

•       Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs, and cartels;

•       Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;

•       Preventing state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

•       Providing the necessary resources and demonstrate the willingness to enforce their laws, and,

•       Enacting regulations in a manner that ensures they do not undermine federal enforcement priorities.

In jurisdictions that have enacted laws legalizing marijuana in some form, and that have also implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of marijuana, conduct in compliance with those laws and regulations is less likely to threaten the federal priorities set forth above. Indeed, a robust system may affirmatively address those priorities by, for example, implementing effective measures to prevent diversion of marijuana outside of the regulated system and to other states, prohibiting access to marijuana by minors, and replacing an illicit marijuana trade that funds criminal enterprises with a tightly regulated market in which revenues are tracked and accounted for. In those circumstances, consistent with the traditional allocation of federal-state efforts in this area, enforcement of state law by state and local law enforcement and regulatory bodies should remain the primary means of addressing marijuana-related activity. If state enforcement efforts are not sufficiently robust to protect against the harms set forth above, the federal government may seek to challenge the regulatory structure itself in addition to continuing to bring individual enforcement actions, including criminal prosecutions, focused on those harms.

As with the Department's previous statements on this subject, this memorandum is intended solely as a guide to the exercise of investigative and prosecutorial discretion. This memorandum does not alter in any way the Department's authority to enforce federal law, including federal laws relating to marijuana, regardless of state law. Neither the guidance herein nor any state or local law provides a legal defense to a violation of federal law, including any civil or criminal violation of the CSA. Even in jurisdictions with strong and effective regulatory systems, evidence that particular conduct threatens federal priorities will subject that person or entity to federal enforcement action, based on the circumstances. This memorandum is not intended to, does not, and may not be relied upon to create any rights, substantive or procedural, enforceable at law by any party in any matter civil or criminal. It applies prospectively to the exercise of prosecutorial discretion in future cases and does not provide defendants or subjects of enforcement action with a basis for reconsideration of any pending civil action or criminal prosecution. Finally, nothing herein precludes investigation or prosecution, even in the absence of any one of the factors listed above, in particular circumstances where investigation and prosecution otherwise serves an important federal interest.

As to the Company engaging in business outside of the jurisdiction of the U.S.A., the Company must first assume that the laws in other country(s), territories or destinations are similar to that of the U.S. Federal Government, however, the Company must then retain competent legal counsel in this outside jurisdiction and insisting that they understand and obtain a copy of these foreign laws and rules and should gain the expertise and representation of a foreign specialist or attorney in the foreign destination being considered prior to engaging in any cannabis, marijuana or hemp business.

Laws and regulations affecting our industry are constantly changing:

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

Our business is subject to risk of government action:

While we will use our best efforts to comply with all laws, including federal, state and local laws and regulations, there is a possibility that governmental action to enforce any alleged violations may result in legal fees and damage awards that would adversely affect us.

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations:

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

The possible FDA Regulation of cannabis marijuana and CBD, and the possible registration of facilities where cannabis is grown and CBD products are produced, if implemented, could negatively affect the cannabis industry generally, which could directly affect our financial condition:

The FDA has not approved cannabis, marijuana, industrial hemp or CBD derived from cannabis or industrial hemp as a safe and effective drug for any indication. The FDA considers these substances illegal Schedule 1 drugs. As of the date of this filing, we have not, and do not intend to file an IND with the FDA, concerning any of our products that may contain cannabis, industrial hemp or CBD derived from industrial hemp. Further, The FDA has concluded that products containing cannabis, marijuana industrial hemp or CBD derived from industrial hemp are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. Our products are not marketed or sold as dietary supplements. However, at some indeterminate future time, the FDA may choose to change its position concerning products containing cannabis, marijuana, or CBD derived from industrial hemp, and may choose to enact regulations that are applicable to such products, including, but not limited to: the growth, cultivation, harvesting and processing of cannabis and marijuana; regulations covering the physical facilities where cannabis and marijuana are grown; and possible testing to determine efficacy and safety of CBD. In this hypothetical event, our industrial hemp based products containing CBD may be subject to regulation. In the hypothetical event that some or all of these regulations are imposed, we do not know what the impact would be on the cannabis industry in general, and what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the conditions and possible costs of possible regulations and/or registration as may be prescribed by the FDA, we may be unable to continue to operate our business.

We may have difficulty accessing the service of banks:

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

Banking regulations in our business are costly and time consuming:

In assessing the risk of providing services to a marijuana-related business, a financial institutions may conduct customer due diligence that includes: (i) verifying with the appropriate state authorities whether the business is duly licensed and registered; (ii) reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its marijuana-related business; (iii) requesting from state licensing and enforcement authorities available information about the business and related parties; (iv) developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus recreational customers); (v) ongoing monitoring of publicly available sources for adverse information about the business and related parties; (vi) ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and (vii) refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk. With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available. These regulatory reviews may be time consuming and costly.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability:

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

The Company’s industry is highly competitive and we have less capital and resources than many of our competitors which may give them an advantage in developing and marketing products similar to ours or make our products obsolete:

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

We may be unable to respond to the rapid technological change in the industry and such change may increase costs and competition that may adversely affect our business:

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

Our products and services are new and our industry is rapidly evolving:

Due consideration must be given to our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies in their early stage of development, particularly companies in the rapidly evolving legal cannabis industry. To be successful in this industry, we must, among other things:

•       develop and introduce functional and attractive service offerings;

•       attract and maintain a large base of consumers;

•       increase awareness of our brands and develop consumer loyalty;

•       establish and maintain strategic relationships with distribution partners and service providers;

•       respond to competitive and technological developments;

•       attract, retain and motivate qualified personnel.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition and operating results:

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

The Company’s failure to continue to attract, train, or retain highly qualified personnel could harm the Company’s business:

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

If we are unable to attract and retain independent associates, our business may suffer.

Our future success depends largely upon our ability to attract and retain a large active base of independent associates and members who purchase our products. We cannot give any assurances that the number of our independent associates will be established or increase in the future. Several factors affect our ability to attract and retain independent associates and members, including: on-going motivation of our independent associates; general economic conditions; significant changes in the amount of commissions paid; public perception and acceptance of our industry; public perception and acceptance of network marketing; public perception and acceptance of our business and our products, including any negative publicity; the limited number of people interested in pursuing network marketing as a business; our ability to provide proprietary quality-driven products that the market demands; and, competition in recruiting and retaining independent associates.

The loss of key management personnel could adversely affect our business.

We depend on the continued services of our executive officers and senior management team as they work closely with independent associate leaders and are responsible for our day-to-day operations. Our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. Although we have entered into employment agreements with certain members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure that our senior managers will remain with us. The loss or limitation of the services of any of our executive officers or members of our senior management team, or the inability to attract additional qualified management personnel, could have a material adverse effect on our business, financial condition, results of operations, or independent associate relations.

If government regulations regarding network marketing change or are interpreted or enforced in a manner adverse to our business, we may be subject to new enforcement actions and material limitations regarding our overall business model.

Network marketing is subject to foreign, federal, and state regulations. Any change in legislation and regulations could affect our business. Furthermore, significant penalties could be imposed on us for failure to comply with various statutes or regulations resulting from: ambiguity in statutes; regulations and related court decisions; the discretion afforded to regulatory authorities and courts interpreting and enforcing laws; and new regulations or interpretations of regulations affecting our business.

If our network marketing activities do not comply with government regulations, our business could suffer.

Many governmental agencies regulate our network marketing activities. A government agency’s determination that our business or our independent associates have significantly violated a law or regulation could adversely affect our business. The laws and regulations for network marketing intend to prevent fraudulent or deceptive schemes. Our business faces constant regulatory scrutiny due to the interpretive and enforcement discretion given to regulators, periodic misconduct by our independent associates, adoption of new laws or regulations, and changes in the interpretation of new or existing laws or regulations.

Independent associates could fail to comply with our associate policies and procedures or make improper product, compensation, marketing or advertising claims that violate laws or regulations, which could result in claims against us that could harm our financial condition and operating results.

We sell our products through a sales force of independent associates through our distributors. The independent associates are independent contractors and, accordingly, we are not in a position to provide the same direction, motivation, and oversight as we would if associates were our own employees. As a result, there can be no assurance that our associates will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our associate policies and procedures. All independent associates will be required to sign a written contract and agree to adhere to our policies and procedures, which prohibit associates from making false, misleading or other improper claims regarding products or income potential from the distribution of the products. However, independent associates may from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program. There is a possibility that some jurisdictions could seek to hold us responsible for independent associate activities that violate applicable laws or regulations, which could result in government or third-party actions or fines against us, which could harm our financial condition and operating results.

We may be held responsible for certain taxes or assessments relating to the activities of our independent associates, which could harm our financial condition and operating results.

Our independent associates are subject to taxation and, in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes, and to maintain appropriate tax records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our distributors. In the event that local laws and regulations require us to treat our independent distributors as employees, or if our distributors are deemed by local regulatory authorities to be our employees, rather than independent contractors, we may be held responsible for social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

Risks Related to the Company

Uncertainty of profitability:

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

Management of growth will be necessary for us to be competitive:

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

We are entering a potentially highly competitive market:

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

Although we believe that our hempSMART products are exempt from regulation under the CSA, the U.S. Patent and Trademark Office may disagree and disallow us from obtaining trademark and patent protection for our hempSMART brand and products:

We have applied for a trademark for our hempSMART™ brand and a patent for our hempSMART Brain product. Because our hempSMART Brain product contains CBD, and may be considered an illegal Schedule 1 drug under federal law, the U.S. Patent and Trademark Office may not approve our pending applications for patent or trademark protection for our products, and this could materially affect our ability to establish and grow our brand, hempSMART products and develop our customer base and good will.

If we fail to protect our intellectual property, our business could be adversely affected:

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

Our trade secrets may be difficult to protect:

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

Our lack of sufficient patent and/or trademark or copyright protection and any unauthorized use of our proprietary information and technology may affect our business:

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

Our Business Can be Effected by Unusual Weather Patterns:

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

Ordinary and necessary business deduction other than the cost of goods sold are disallowed by the Internal Revenue Services for Cannabis companies under IRC Section 280E:

At this juncture, IRS 280E does not interfere with our businesses model from deducting ordinary and necessary business expenses. However, should Company enter the cannabis industry more directly, this onerous tax burden might significantly impact the profitability of the Company and may make the pricing of its products less competitive.

Risks Related to Our Common Stock

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution:

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

Trading in our common stock on the OTC Pink Exchange has been subject to wide fluctuations:

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

Utah law, our Certificate of Incorporation and our by-laws provides for the indemnification of our officers and directors at our expense, and correspondingly limits their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors:

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

We do not intend to pay cash dividends on any investment in the shares of stock of our Company and any gain on an investment in our Company will need to come through an increase in our stock’s price, which may never happen:

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

Because our securities are subject to penny stock rules, you may have difficulty reselling your shares:

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock:

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common shares, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2017, and to date, the Company made the following sales of unregistered equity securities:

On August 30, 2017, the Company issued 1,666,667 shares of restricted common stock to Paras Bhakta in exchange for $10,000. The issuance was made pursuant to an exemption from registration provided by Section 506 of Reg. D and Section 4.2 of the 1933 Securities and Exchange Act.

On August 30, 2017, the Company issued 2,500,000 shares of restricted common stock to Jay Gangwal in exchange for $15,000. The issuance was made pursuant to an exemption from registration provided by Section 506 of Reg. D and Section 4.2 of the 1933 Securities and Exchange Act.

On October 2, 2017, the Company issued Trevor Muehlfelder 1,000,000 shares of restricted common stock, as consideration for services rendered. The issuance was made pursuant to an exemption from registration provided by Section 506 of Reg. D and Section 4.2 of the 1933 Securities and Exchange Act.

On October 2, 2017, the Company issued Brenda Andrews 1,000,000 shares of restricted common stock, as consideration for services rendered. The issuance was made pursuant to an exemption from registration provided by Section 506 of Reg. D and Section 4.2 of the 1933 Securities and Exchange Act.

On October 2, 2017, the Company issued Sam Rosenberg 3,000,000 shares of restricted common stock, as consideration for services rendered. The issuance was made pursuant to an exemption from registration provided by Section 506 of Reg. D and Section 4.2 of the 1933 Securities and Exchange Act.

On October 2, 2017, the Company issued William Louis Merlo 2,500,000 shares of restricted common stock, as consideration for services rendered. The issuance was made pursuant to an exemption from registration provided by Section 506 of Reg. D and Section 4.2 of the 1933 Securities and Exchange Act.

On October 2, 2017, the Company issued Mailander Law Office, Inc. 5,000,000 shares of restricted common stock, as consideration for services rendered. The issuance was made pursuant to an exemption from registration provided by Section 506 of Reg. D and Section 4.2 of the 1933 Securities and Exchange Act.

On October 10, 2017, the Company issued Tangiers Global, LLC 3,000,000 shares of restricted common stock, as consideration for services rendered. The issuance was made pursuant to an exemption from registration provided by Section 506 of Reg. D and Section 4.2 of the 1933 Securities and Exchange Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Tangiers Global, LLC Investment Agreement(1)
10.2	Tangiers Global, LLC Registration Rights Agreement (1)
10.3	Tangiers Global, LLC Convertible Promissory Notes: $250,000 and $50,000 (1)
10.4	St. George Investments, LLC Convertible Promissory Note (1)
10.5	St. George Investments, LLC Forbearance Agreement (1)
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**       Filed herewith

***       Furnished Herewith

(1)       Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2017

MARIJUANA COMPANY OF AMERICA, INC.

By:	/S/ Donald Steinberg
Donald Steinberg
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Robert Hymers
Robert Hymers
Chief Financial Officer
(Principal Financial and Accounting Officer)

