Form 10-Q/A
period 2017-09-30
Marijuana Co of America, Inc.
filed 2017-12-11
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A
AMENDMENT 1

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

As of November 14, 2017, there were 2,066,347,197 shares of registrant’s common stock outstanding .

Explanatory Note:

This Amendment No. 1 on Form 10-Q/A, amends the Registrant’s Quarterly Report on Form 10-Q, filed by the Registrant on November 14, 2017 with the Securities and Exchange Commission, to include as a material contract and exhibit, the Settlement and Mutual Release of All Claims Agreement entered into by the Registrant and Tangiers Global, LLC on October 10, 2017. All other items remain unchanged.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Tangiers Global, LLC Investment Agreement(1)
10.2	Tangiers Global, LLC Registration Rights Agreement (1)
10.3	Tangiers Global, LLC Convertible Promissory Notes: $250,000 and $50,000 (1)
10.4	St. George Investments, LLC Convertible Promissory Note (1)
10.5	St. George Investments, LLC Forbearance Agreement (1)
10.6**	Settlement and Mutual Release of All Claims Agreement with Tangiers Global, LLC
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**       Filed herewith

***       Furnished Herewith

(1)       Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 11 , 2017

MARIJUANA COMPANY OF AMERICA, INC.

By:	/S/ Donald Steinberg
Donald Steinberg
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Robert Hymers
Robert Hymers
Chief Financial Officer
(Principal Financial and Accounting Officer)

