Form 10-Q/A
period 2017-06-30
Marijuana Co of America, Inc.
filed 2018-01-10
CIK 1078799

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

This amendment to the Registrant’s quarterly report on Form 10-Q for the period ending June 30, 2017, contains additional disclosures in notes to our financial statements concerning: Note 5: Investments, and Note 12: Subsequent Events. Additional disclosures are also included in Part II, Item 1A, Risk Factors, and in the Liquidity & Capital Resources disclosures in our Management Discussion and Analysis.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets as of June 30, 2017 (unaudited) and December 31, 2016 (audited)	3

		Condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (unaudited)	4

		Condensed consolidated statement of stockholders’ deficit for the six months ended June 30, 2017 (unaudited)	5

		Condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 (unaudited)	6

		Notes to condensed consolidated financial statements (unaudited)	7-19

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-25
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25
	ITEM 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	25
	ITEM 1A.	Risk Factors	26-33
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
	ITEM 3.	Defaults Upon Senior Securities	34
	ITEM 4.	Mine Safety Disclosures	34
	ITEM 5.	Other Information	34
	ITEM 6.	Exhibits	34

	SIGNATURES		35

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

Pursuant to the Agreement, the Company committed to raising one million dollars for the joint venture based on the following schedule:

April 4, 2017	$75,000
April 17, 2017	$125,000
May 1, 2017	$513,750
June 1, 2017	$17,250
July 1, 2017	$19,000
August 1, 2017	$250,000

As of June 30, 2017, the Company made a payment of $75,000 on April 4, but otherwise failed to comply with the funding schedule set forth in the Agreement. As a result, the Company is in default of the Agreement as of June 30, 2017.

The Company’s investment of $75,000 is comprised of a 50% ownership of BV-MCOA Management LLC and is accounted for using the equity method of accounting. The Company’s 50% income earned by BV-MCOA Management LLC will recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  As of June 30, 2017, there has not been any economic activity of BV-MCOA Management LLC.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

Default on Bougainville Ventures, Inc. Joint Venture Agreement Payment Schedule.

On March 16, 2017, the Company entered into a Joint Venture Agreement (“Agreement”) with Bougainville Ventures, Inc., a corporation organized under the laws of Canada to engage in the development and promotion of products in the legalized marijuana industry in the state of Washington under the name of BV-MCOA Management LLC.

Pursuant to the Agreement, the Company is committed to raising one million dollars for the joint venture based on the following schedule:

April 4, 2017	$75,000
April 17, 2017	$125,000
May 1, 2017	$513,750
June 1, 2017	$17,250
July 1, 2017	$19,000
August 1, 2017	$250,000

As of June 30, 2017, the Company made payment of $75,000 on April 4, and a $300,000 payment on July 17, 2017, but otherwise failed to comply with the funding schedule set forth in the Agreement. As a result, the Company is in default of the Agreement as of June 30, 2017.

On November 6, 2017, pursuant to Section 12.9 of the Agreement, the Registrant and Bougainville entered into a written amendment which reduced the Registrant’s funding obligation from one million dollars ($1,000,000) to eight hundred thousand dollars ($800,000), and separately required the Registrant to issue to Bougainville fifteen million (15,000,000) shares of its restricted common stock pursuant to the Reg. D exemption from registration pursuant to the 1933 Securities and Exchange Act.

On November 7, 2017, the Registrant paid Bougainville $425,000, equaling total payments to Bougainville of $800,000 consistent with the amended Agreement.

January 4, 2018 U.S. Department of Justice Prosecutorial Guidance

The federal government recently issued guidance to federal prosecutors concerning marijuana enforcement under the Controlled Substances Act (CSA). On January 4, 2018, Attorney General Jeff Sessions issued a memorandum for all United States Attorneys concerning marijuana enforcement. Mr. Sessions rescinded all previous prosecutorial guidance issued by the Department of Justice regarding marijuana, including the August 29, 2013 memorandum by James Cole, Deputy Attorney General (the “Cole Memorandum”).

The Cole Memorandum previously set out the Department of Justice’s prosecutorial priorities in light of various states legalizing marijuana for medicinal and/or recreational use. The Cole Memorandum provided that when states have implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of marijuana, conduct in compliance with those laws and regulations is less likely to threaten the federal priorities. Indeed, a robust system may affirmatively address those priorities by, for example, implementing effective measures to prevent diversion of marijuana outside of the regulated system and to other states, prohibiting access to marijuana by minors, and replacing an illicit marijuana trade that funds criminal enterprises with a tightly regulated market in which revenues are tracked and accounted for. In those circumstances, consistent with the traditional allocation of federal-state efforts in this area, the Cole Memorandum provided that enforcement of state law by state and local law enforcement and regulatory bodies should remain the primary means of addressing marijuana-related activity. If state enforcement efforts are not sufficiently robust to protect against the harms set forth above, the federal government may seek to challenge the regulatory structure itself in addition to continuing to bring individual enforcement actions, including criminal prosecutions, focused on those harms.

By rescinding the Cole Memorandum, Mr. Sessions injected material uncertainty as it relates to how the Department of Justice will evaluate marijuana cases for prosecution, and risk into the Company’s business as it relates to the research, development, marketing and sale of its products containing CBD.

Mr. Sessions stated that U.S. Attorneys must decide whether or not to pursue prosecution of marijuana activity based upon factors including: the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. Mr. Sessions reiterated that the cultivation, distribution and possession of marijuana continues to be a crime under the U.S. Controlled Substances Act.

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

The Company’s two joint venture projects require the Company to provide material commitments of cash in order to fund the acquisition of land and operations to initiate the two grow operations. The Company does not have the ability to fund these joint ventures based upon its current cash position. The Company has arranged for partial external third party financing in the amount of $752,500 for the Company’s one-million-dollar financing commitment for the Bougainville Ventures joint venture project. However, the joint venture agreement commits the Company to a funding schedule that obligated the Company to make the following payments: $75,000 by April 4, 2017; $125,000 by April 17, 2017; $513,750 by May 1, 2017; $17,250 by June 1, 2017; $19,000 by July 1, 2017; and, $250,000 by August 1, 2017. As of June 30, 2017, the Company made the initial payment of $75,000, but otherwise failed to comply with the requirements of the funding schedule. The Company is in default of the joint venture agreement as of June 30, 2017.

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

The federal government recently issued guidance to federal prosecutors concerning marijuana enforcement under the Controlled Substances Act (CSA). On January 4, 2018, Attorney General Jeff Sessions issued a memorandum for all United States Attorneys concerning marijuana enforcement. Mr. Sessions rescinded all previous prosecutorial guidance issued by the Department of Justice regarding marijuana, including the August 29, 2013 memorandum by James Cole, Deputy Attorney General (the “Cole Memorandum”).

The Cole Memorandum previously set out the Department of Justice’s prosecutorial priorities in light of various states legalizing marijuana for medicinal and/or recreational use. The Cole Memorandum provided that when states have implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of marijuana, conduct in compliance with those laws and regulations is less likely to threaten the federal priorities. Indeed, a robust system may affirmatively address those priorities by, for example, implementing effective measures to prevent diversion of marijuana outside of the regulated system and to other states, prohibiting access to marijuana by minors, and replacing an illicit marijuana trade that funds criminal enterprises with a tightly regulated market in which revenues are tracked and accounted for. In those circumstances, consistent with the traditional allocation of federal-state efforts in this area, the Cole Memorandum provided that enforcement of state law by state and local law enforcement and regulatory bodies should remain the primary means of addressing marijuana-related activity. If state enforcement efforts are not sufficiently robust to protect against the harms set forth above, the federal government may seek to challenge the regulatory structure itself in addition to continuing to bring individual enforcement actions, including criminal prosecutions, focused on those harms.

By rescinding the Cole Memorandum, Mr. Sessions injected material uncertainty as it relates to how the Department of Justice will evaluate marijuana cases for prosecution, and risk into the Company’s business as it relates to the research, development, marketing and sale of its products containing CBD.

Mr. Sessions stated that U.S. Attorneys must decide whether or not to pursue prosecution of marijuana activity based upon factors including: the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. Mr. Sessions reiterated that the cultivation, distribution and possession of marijuana continues to be a crime under the U.S. Controlled Substances Act.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Tangiers Global, LLC Investment Agreement (1)
10.2	Tangiers Global, LLC Registration Rights Agreement (1)
10.3	Tangiers Global, LLC Convertible Promissory Notes: $250,000 and $50,000 (1)
10.4	St. George Investments, LLC Convertible Promissory Note (1)
10.5	St. George Investments, LLC Forbearance Agreement (1)
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**       Filed herewith

***       Furnished Herewith

(1)       Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 10, 2018

MARIJUANA COMPANY OF AMERICA, INC.

By:	/S/ Donald Steinberg
Donald Steinberg
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Robert Hymers
Robert Hymers
Chief Financial Officer
(Principal Financial and Accounting Officer)

