Form 10-Q/A
period 2017-09-30
Marijuana Co of America, Inc.
filed 2018-01-10
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT 2

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

As of November 14, 2017, there were 2,066,347,197 shares of registrant’s common stock outstanding.

EXPLANATORY NOTE

This second amendment to the Registrant’s quarterly report on Form 10-Q for the period ending September 30, 2017, contains additional disclosures in notes to our financial statements concerning: Note 5: Investments, and Note 12: Subsequent Events. Additional disclosures are also included in Risk Factors, Part II, Item 1A, and in the Liquidity & Capital Resources disclosures in our Management Discussion and Analysis.

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets as of September 30, 2017 (unaudited) and December 31, 2016 (audited)	3

		Condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (unaudited)	4

		Condensed consolidated statement of stockholders’ deficit for the nine months ended September 30, 2017 (unaudited)	5

		Condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 (unaudited)	6

		Notes to condensed consolidated financial statements (unaudited)	7-23

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-30
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	30
	ITEM 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	31
	ITEM 1A.	Risk Factors	31-42
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
	ITEM 3.	Defaults Upon Senior Securities	43
	ITEM 4.	Mine Safety Disclosures	43
	ITEM 5.	Other Information	43
	ITEM 6.	Exhibits	44

	SIGNATURES		45

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$—	$147,486
Accounts receivable, net	11,900	9,124
Inventory	149,419	83,475
Total current assets	161,319	240,085

Property and equipment, net	12,742	—

Other assets:
Investments	313,275	—

Total assets	$487,336	$240,085

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$313,835	$324,889
Accrued compensation	97,500	32,710
Accrued interest	12,598	4,800
Notes payable, related party, net of debt discount of $22,681 and $0	277,863	7,487
Convertible notes payable, net of debt discount of $107,597	88,515	—
Warrant liability	1,462,401	—
Derivative liability	632,322	—
Total current liabilities	2,885,034	369,886

Long term debt:
Convertible notes payable, net of debt discount of $400,395	77,105	—
Derivative liability	451,295	—
Total long term debt	528,400	—

Total liabilities	3,413,434	369,886

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	10,000	10,000
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 2,035,847,197 and 1,620,996,998 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2,035,847	1,620,996
Additional paid in capital	27,559,857	7,685,387
Accumulated deficit	(32,531,802)	(9,446,184)
Total stockholders' deficit	(2,926,098)	(129,801)

Total liabilities and stockholders' deficit	$487,336	$240,085

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

Pursuant to the Agreement, the Company committed to raising one million dollars for the joint venture based on the following payment schedule:

April 4, 2017	$75,000
April 17, 2017	$125,000
May 1, 2017	$513,750
June 1, 2017	$17,250
July 1, 2017	$19,000
August 1, 2017	$250,000

As of September 30, 2017, the Company made a payment of $75,000 on April 4, and a $300,000 payment on July 17, 2017, but otherwise failed to comply with the funding schedule set forth in the Agreement. As a result, the Company is in default of the Agreement as of September 30, 2017.

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

On March 16, 2017, the Company entered into a Joint Venture Agreement (“Agreement”) with Bougainville Ventures, Inc. (“Bougainville”), a corporation organized under the laws of Canada to engage in the development and promotion of products in the legalized marijuana industry in the state of Washington under the name of BV-MCOA Management LLC.

Pursuant to the Agreement, the Company committed to raising one million dollars for the joint venture based on the following schedule:

April 4, 2017	$75,000
April 17, 2017	$125,000
May 1, 2017	$513,750
June 1, 2017	$17,250
July 1, 2017	$19,000
August 1, 2017	$250,000

As of September 30, 2017, the Company made payment of $75,000 on April 4, and a payment of $300,000 on July 17, 2017, but otherwise failed to comply with the funding schedule set forth in the Agreement. As a result, the Company is in default of the Agreement as of September 30, 2017.

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

The Company’s two joint venture projects require the Company to provide material commitments of cash in order to fund the acquisition of land and operations to initiate the two grow operations. The Company does not have the ability to fund these joint ventures based upon its current cash position. The Company has arranged for partial external third party financing in the amount of $752,500 for the Company’s one-million-dollar financing commitment for the Bougainville Ventures joint venture project. The joint venture agreement commits the Company to a funding schedule that obligated the Company to make the following payments: $75,000 by April 4, 2017; $125,000 by April 17, 2017; $513,750 by May 1, 2017; $17,250 by June 1, 2017; $19,000 by July 1, 2017; and, $250,000 by August 1, 2017. As of September 30, 2017, the Company made a payment of $75,000 on April 4, and a payment of $300,000 on July 17, 2017, but otherwise failed to comply with the requirements of the funding schedule. The Company is in default of the joint venture agreement as of September 30, 2017. The Company subsequently entered into an amendment of the joint venture agreement with Bougainville which changed the Company’s funding obligation from $1,000,000 to $800,000, and separately required the Company to issue to Bougainville or its designee 15,000,000 shares of its restricted common stock.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Tangiers Global, LLC Investment Agreement(1)
10.2	Tangiers Global, LLC Registration Rights Agreement (1)
10.3	Tangiers Global, LLC Convertible Promissory Notes: $250,000 and $50,000 (1)
10.4	St. George Investments, LLC Convertible Promissory Note (1)
10.5	St. George Investments, LLC Forbearance Agreement (1)
10.6	Settlement and Mutual Release of All Claims Agreement with Tangiers Global, LLC (1)
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

