Form 10-K
period 2017-12-31
Marijuana Co of America, Inc.
filed 2018-04-17
CIK 1078799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2017
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-27039

MARIJUANA COMPANY OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	98-1246221 (I.R.S. Employer Identification No.)
1340 West Valley Parkway, Ste. 205 Escondido, California (Address of principal executive offices)	92029 (Zip Code)

(888) 777-4362
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of each class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates, based upon the average bid and asked price of common stock, as of the last business day of the registrant’s most recently completed second ﬁscal quarter was $42,786,158.

As of April 17, 2018, 2,139,307,875 of common stock were outstanding. As of December 31, 2017, 2,103,464,006 shares of common stock were outstanding.

2

3

PART I.

ITEM 1. BUSINESS

This annual report on Form 10-K (including, but not limited to, the following disclosures regarding our Business) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this annual report on Form 10-K. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, sales levels, expense levels and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements in this annual report on Form 10-K reflect our good faith judgment based on facts and factors currently known to us. Forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this annual report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Company Background

We were incorporated in the State of Utah on October 4, 1985, under the name of Mormon Mint, Inc. The corporation was originally a startup company organized to manufacture and market commemorative medallions related to the Church of Jesus Christ of Latter Day Saints. On January 5, 1999, Bekam Investments, Ltd. acquired one hundred percent of the common shares of the Company and spun the Company off changing its name Converge Global, Inc. From August 13, 1999 until November 20, 2002, the Company focused on the development and implementation of Internet web content and e-commerce applications. From 2009 to 2014 we operated primarily in the mining exploration business. In 2015, we left the mining business and began an internet-based marketing business focused on offerings from our “Majestic Menu” food service items offered to the hospitality and food service industry via an on-line internet site, where individuals could purchase retail direct from food distributors via credit cards and commercial accounts.

On September 4, 2015, Donald Steinberg and Charles Larsen purchased 400,000,000 shares of restricted common stock and 10,000,000 shares of the Preferred Class A stock from the Company’s President, Cornelia Volino, in exchange for $105,000.00. On September 9, 2015, Donald Steinberg was appointed Chairman of the Board, Chief Executive Officer and Secretary of the Company. Mr. Larsen was appointed to the Board of Directors. The former officers and directors of the Company resigned concurrent with the new appointments. By virtue of Messrs. Steinberg and Larsen’s stock purchase and appointment to the Company’s Board of Directors, a purchase or sale of a significant amount of assets not in the ordinary course of business and a corresponding change of control occurred. The Company reported the change of control in its September 30, 2015 quarterly report filed with the OTC Markets. Thereafter, the Company’s business plans and operations changed to focus on cannabis and legalized hemp more fully discussed in this filing. The Company changed its name to Marijuana Company of America, Inc. and trading symbol on December 1, 2015.

Marijuana Company of America and subsidiaries is a publicly listed company quoted on the OTC Pink Sheet Exchange under the symbol “MCOA”. We are based in Escondido, California. Our business strategy has evolved over the course of fiscal year ended December 31, 2017. We originally were very interested in directly entering into the legalized cannabis business in those states where cannabis is legal for recreational and/or medicinal use. Our original business plans included directly engaging in the growth, cultivation, harvesting and distribution of cannabis and the research and development of cannabis products for sale, in addition to consumer products containing hemp derived, non-psychoactive cannabinoids (“CBD”). Our business plan and operation evolved to only focus in part on the development, manufacturing, marketing and sale of non-psychoactive industrial hemp, and hemp-derived consumer products containing CBD. Our business includes the research and development of (1) varieties of various species of hemp; (2) beneficial uses of hemp and hemp derivatives; (3) indoor and outdoor cultivation methods for hemp; (4) technology used for cultivation and harvesting of different species of hemp, including but not limited to lighting, venting, irrigation, hydroponics, nutrients and soil; (5) different industrial hemp derived CBD, and the possible health benefits thereof; and, (6) new and improved methods of hemp CBD extraction omitting or eliminating the delta-9 tetrahydrocannabinol “THC” molecule.

We develop, manufacture and sell, through our wholly owned subsidiary H Smart, Inc., consumer products that include industrial hemp derived, non-psychoactive CBD as an ingredient, under the brand name “hempSMART™. Our industrial hemp-based products are specifically developed with an enriched CBD molecular composition with a THC concentration of three-tenths of one percent or less by dry weight. We market and sell our hempSMART™ products directly through our web site, and through our affiliate marketing program, where qualified sales affiliates use a secure multi-level-marketing sales software program that facilitates order placement over the internet via a web site, and accounts for affiliate orders and sales; calculates referral benefits apportionable to specific sales associates and calculates and accounts for loyalty and rewards benefits for returning customers. We also retained a full-service marketing company that uses a multi-channel transactional marketing campaign focused on digital advertising, infographics, content marketing, customer incentives and acquisition, a broad social media presence, as well as search engine marketing and optimization that includes comprehensive research and analytics and order fulfillment in order to boost direct sales.

4

Our business also includes making selected investments in other related new businesses. Currently, we have made investments in startup ventures, including:

•	Conveniant Hemp Mart, LLC; Conveniant (sic) Hemp Mart, LLC is a Wyoming limited liability company whose business plan includes the development, manufacture and sale of consumer products containing CBD that are intended for marketing and sales at convenience stores, gas stations and markets. On July 19, 2017, we agreed to lend fifty thousand dollars ($50,000) to Conveniant based on a promissory note. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Conveniant, subject to our payment of an additional fifty thousand dollars [$50,000] equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and made payment to Conveniant on November 21, 2017. Conveniant developed a line of consumer products containing industrial hemp derived CBD with no traceable THC content. The product line includes tinctures that combine industrial hemp-derived CBD with hemp seed oil, coconut oil and other essential natural oils; a muscle cream product that combines industrial hemp-derived CBD with natural oils; a hand lotion that combines industrial hemp derived CBD with lavender oils; and a line of pet treats that combine industrial hemp-derived CBD with natural oils. Conveniant began its initial marketing efforts by introducing its brand and products at the ASD Market Tradeshow in Las Vegas that took place in March 2018. The ASD Market Tradeshow is a business to business convention where retail merchandise is introduced to various consumer market segments, including Conveniant’s primary focus on convenience stores, gas stations, small markets and similar venues. Conveniant Hemp Mart’s operations are in the development stage.
•	MoneyTrac Technology, Inc.; MoneyTrac Technology, Inc. is a developer of an integrated and streamlined electronic payment processing system containing E-Wallet and mobile applications, that allows for the management and processing of prepaid cards, debit cards, and credit card payments. We entered into a stock purchase agreement with MoneyTrac on March 13, 2017 to purchase a 15% equity position in MoneyTrac. On July 27, 2017 we completed tender of the purchase price of $250,000. MoneyTrac’s business and banking software solutions offer firms the ability to deposit funds directly into a “MoneyTrac Merchant Wallet,” created and controlled by the firm, from which the firm can manage and provide inventory management, payroll processing, and audit tracking; and, the creation of “Customer Wallets,” by anyone who wants to engage in cashless transactions, by loading money into their “MoneyTrac Customer Wallet” from a bank account or through a MoneyTrac kiosk, which also accepts debit and credit card transactions. MoneyTrac’s kiosks are marketed to businesses that wish to offer cashless transactions to its customers, who can choose to either have funds loaded directly into their “Customer Wallet” or onto a pre-paid debit card. MoneyTrac’s system provides for a secure, managed and auditable record of cashless transactions that is designed to be marketed to firms who want an alternative payment and management method for transacting business, including those firms in the legalized cannabis business in those states where cannabis has been legalized for recreational and/or medicinal use.
•	Global Hemp Group, Inc. Joint Venture; On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group Inc., a Canadian corporation, in a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada. The joint venture’s goal is to develop a “Hemp Agro-Industrial Zone”, a concept that promotes and engages farmers, processors and manufacturers to collaboratively produce and process 100% of the hemp plant into a number of wholesale materials that can be manufactured into healthy and sustainable products. The “HAIZ” will be surrounded by hemp production thereby minimizing the cost of expensive transportation to distant processing facilities. The “Hemp Agro-Industrial Zone” has a goal of producing social and environmental benefits to the communities where they operate. These zones are envisioned to prospectively create jobs for farmers, foster rural development, provide the opportunity to develop more sustainable products of superior quality and help support Global Hemp Group’s commitment to creating a carbon free economy. The first phase of the project involved lab testing in support of the trials. The Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick (“CCNB”) intends to assist Global Hemp Group in research on its ongoing industrial hemp trials in the region, and to perform laboratory tests in support of these trials. These tests will provide information to validate agronomic and key yield data in preparation of a large-scale industrial development project that will involve processing of the full plant: grain, straw, flowers and leaves, scheduled to begin in 2018. The results of these tests will also be used in discussions with farmers of the region to refine a hemp-based farming model, and to mobilize additional farmers for the next growing season. Our participation included providing one-half, or $10,775 of the funding for the phase one work. On January 10, 2018, phase-one was completed by successfully cultivating industrial hemp during the 2017 growing season for research purposes. The objective of phase one was to re-introduce hemp into the area, and ensure that it could be productive under New Brunswick growing conditions prior to significantly increasing cultivation acreage and building a hemp processing facility in the region, in future phases of the project. As a result of our participation in the joint venture, we will share in the ownership of research and development of hemp and CBD related studies produced by the New Brunswick Project, and, in the event Canadian laws governing the growing, harvesting, manufacturing and production of products containing hemp and CBD change (as expected, but not guaranteed) in 2018, we would benefit from possible preferred pricing and terms for the purchase of hemp and CBD that would enable us to further conduct its business and research and development into hemp and CBD products.
•	Bougainville Ventures, Inc. Joint Venture; On March 16, 2017, we entered into a joint venture agreement with Bougainville Ventures, Inc., a Canadian corporation. The purpose of the joint venture was for the Company and Bougainville to jointly engage in the development and promotion of products in the legalized Marijuana industry in Washington State; (ii) utilize Bougainville’s high quality grow operations in the State of Washington on real property leased by Bougainville for use within the legalized Marijuana industry; (iii) provide technical and management services and resources including but not limited to: sales and marketing, agricultural procedures, operations security and monitoring, processing and delivery, branding, capital resources and financial management; and, (iv) optimize collaborative business opportunities. The Company and Bougainville agreed to operate through a Washington State Limited Liability Company, and BV-MCOA Management, LLC was organized in the State of Washington on May 16, 2017.
5

As our contribution to the joint venture, the Company committed to raise not less than $1 million dollars to fund joint venture operations based upon a funding schedule. The Company also committed to providing branding and systems for the representation of Marijuana related products and derivatives comprised of management, marketing and various proprietary methodologies directly tailored to the Marijuana industry.

Bougainville represented that it possessed a lease for real property in Washington State suitable for growing marijuana, and information primarily related to the management and control of Marijuana grow operations as conducted in Washington State that included research, development and know how in the Marijuana industry. Bougainville also represented that it was associated with a Tier 3 license holder in Washington State. The Company and Bougainville's agreement was that the funding provided by the Company would go, in part, towards the ultimate purchase of the land leased by Bougainville, consisting of a one-acre parcel located in Okanogan County, Washington.

As disclosed on Form 8-K on December 11, 2017, the Company did not comply with the funding schedule for the joint venture. On November 6, 2017, the Company and Bougainville amended the joint venture agreement to reduce the amount of the Company's commitment to $800,000 and also required the Company to issue Bougainville 15 million shares of the Company's restricted common stock. The Company completed its payments pursuant to the amended agreement on November 7, 2017, and on November 9, 2017, issued to Bougainville 15 million shares of restricted common stock.

Thereafter, the Company determined that Bougainville was not a lessee to property in Washington State as represented in the joint venture agreement, but rather was a party to a purchase agreement for real property that included Green Ventures Capital Corp., a Canadian corporation. The real property purchase agreement was in breach due to non-payment by Bougainville and Green Ventures. Bougainville also did not possess an agreement with an I503 license holder to grow Marijuana on the property. Nonetheless, as a result of funding arranged for by the Company, Bougainville and Green Ventures purchased the land.

Thereafter, Bougainville, the Company and Green Ventures entered into good faith negotiations to revise and restate the joint venture agreement to clarify the respective contributions and roles of the parties going forward. Once the revised and restated joint venture agreement is finalized, and the land is subdivided by the Okanogan County Assessor, Green Ventures and Bougainville will deed the land to the joint venture. Thereafter, the joint venture will lease the property to Green Ventures who will operate and curate the land for the growth, cultivation harvest and sale of agricultural products determined by Green Ventures as lessee of the land in its discretion. Green Ventures’ participation in the joint venture will be limited to only acting to deed the land to the joint venture, after which, Green Venture’s role in the joint venture will cease. As noted above, our business plans and priorities evolved over 2017. Originally, we were very interested in directly engaging in the growth, cultivation, harvesting and distribution of cannabis and the research and development of cannabis products for sale. We initially envisioned the joint venture as playing an active role in the growth, cultivation and harvesting of cannabis on the land. However, we ultimately determined to abandon direct involvement with THC psychoactive cannabis in favor of focusing on the development, manufacturing, marketing and sale of non-psychoactive industrial hemp, and hemp-derived consumer products containing CBD. As a result of the foregoing, we expect that aside from having arranged for the funding necessary for the purchase of the land, our participation in the joint venture’s role going forward will only be to lease the land to Green Ventures, and to provide financial accounting and business services. The following documents, once completed and executed, will be filed on Form 8-K:

▪	The revised and restated joint venture agreement between the Company, Bougainville and Green Ventures;
▪	A copy of the deed transferring the land from Bougainville and Green Ventures to BV-MCOA Management, LLC;
▪	The lease agreement between BV-MCOA Management, LLC and Green Ventures; and,
▪	The agreement between BV-MCOA Management, LLC and Green Ventures for consulting services.
•	GateC Research Joint Venture; On March 17, 2017, the Company and GateC Research, Inc. entered into a Joint Venture Agreement. The Company committed to raise up to $1,500,000 over a six-month period, with a minimum commitment of $500,000 within a three (3) month period; and, information establishing brands and systems for the representation of marijuana related products and derivatives comprised of management, marketing and various proprietary methodologies, including but not limited to its affiliate marketing program, directly tailored to the marijuana industry. GateC agreed to contribute its management and control services and systems related to marijuana grow operations in Adelanto County, California, and its permit to grow marijuana in an approved zone in Adelanto, California. On or about November 28, 2017, GateC and the Company orally agreed to a suspension of the Company’s funding commitment, pending the finalization of California State regulations governing the growth, cultivation and distribution of marijuana. Consistent with the Company’s decision, as discussed above, to not directly engage in THC psychoactive cannabis growth, the Company and GateC entered into a Recession and Mutual Release Agreement on March 19, 2018. GateC and the Registrant rescinded the Agreement and concurrently released each other from any all any and all losses, claims, debts, liabilities, demands, obligations, promises, acts, omissions, agreements, costs and expenses, damages, injuries, suits, actions and causes of action, of whatever kind or nature, whether known or unknown, suspected or unsuspected, contingent or fixed, that they may have against each other and their Affiliates, arising out of the joint venture agreement (See Note 15 to the Financial Statements, Subsequent Events).
6

Industry and Regulatory Overview

Our business plan intends on only engaging within states and/or countries that have lawfully allowed and permitted the legal use of cannabis and hemp generally, and specifically hemp derived CBD and its molecular compounds and resulting products.

The Company is not engaged in the direct growth, cultivation, harvesting and distribution of cannabis containing psychoactive amounts of the THC molecule. However, we do offer and provide financial consulting and property management services to licensed, lawful and compliant operator(s) engaged within legalized states where cannabis strains containing the THC molecule is regulated and/or has been de-criminalized for personal and/or medicinal use.

Hemp is a member of the cannabis family. Industrial hemp derived CBD, like cannabis, is illegal under federal law and is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811). As a Schedule 1 drug, hemp derived CBD is viewed as being highly addictive and having no medical value. The United States Drug Enforcement Agency enforces the Controlled Substances Act, and persons violating it are subject to federal criminal prosecution. The criminal penalty structure in the Controlled Substances Act is determined based on the specific predicate violations, including but not limited to: simple possession, drug trafficking, attempt and conspiracy, distribution to minors, trafficking in drug paraphernalia, money laundering, racketeering, environmental damage from illegal manufacturing, continuing criminal enterprise, and smuggling. A first conviction under the Controlled Substances Act can generally result in possible fines from $250,000 to $50 million dollars, and incarceration for periods generally from five and up to forty years. For a second conviction, fines increase generally from $500,000 to $75 million dollars, and incarceration for periods generally from ten years to twenty years to life.

The federal government recently issued guidance to federal prosecutors concerning marijuana enforcement under the Controlled Substances Act (CSA). On January 4, 2018, Attorney General Jeff Sessions issued a memorandum for all United States Attorneys concerning federal cannabis enforcement generally. Mr. Sessions rescinded all previous prosecutorial guidance issued by the Department of Justice regarding cannabis, including the August 29, 2013 memorandum by James Cole, Deputy Attorney General (the “Cole Memorandum”).

The Cole Memorandum previously set out the Department of Justice’s prosecutorial priorities in light of various states legalizing cannabis for medicinal and/or recreational use. The Cole Memorandum provided that when states have implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of cannabis, conduct in compliance with those laws and regulations is less likely to threaten the federal priorities. Indeed, a robust system may affirmatively address those priorities by, for example, implementing effective measures to prevent diversion of cannabis outside of the regulated system and to other states, prohibiting access to cannabis by minors, and replacing an illicit cannabis trade that funds criminal enterprises with a tightly regulated market in which revenues are tracked and accounted for. In those circumstances, consistent with the traditional allocation of federal-state efforts in this area, the Cole Memorandum provided that enforcement of state law by state and local law enforcement and regulatory bodies should remain the primary means of addressing cannabis-related activity. If state enforcement efforts are not sufficiently robust to protect against the harms set forth above, the federal government may seek to challenge the regulatory structure itself in addition to continuing to bring individual enforcement actions, including criminal prosecutions, focused on those harms.

By rescinding the Cole Memorandum, Mr. Sessions injected material uncertainty as it relates to how the Department of Justice will evaluate cannabis cases for prosecution, and risk into the Company’s business as it relates to the research, development, marketing and sale of its products containing industrial hemp derived CBD (see Risk Factors, Item 1A).

Mr. Sessions stated that U.S. Attorneys must decide whether or not to pursue prosecution of cannabis activity based upon factors including: the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. Mr. Sessions reiterated that the cultivation, distribution and possession of cannabis continues to be a crime under the U.S. Controlled Substances Act.

On March 23, 2018, President Donald J. Trump signed into law a $1.3 trillion-dollar spending bill that included an amendment known as “Rohrabacher-Blumenauer,” which prohibits the Justice Department from using federal funds to prevent certain states “from implementing their own State laws that authorize the use, distribution, possession or cultivation of medical marijuana.”

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

Regarding its regulation of drugs, the FDA process requires a review that begins with the filing of an “Investigational New Drug” (IND) application, with follow on clinical studies and clinical trials that the FDA uses to determine whether a drug is safe and effective, and therefore subject to approval for human use by the FDA.

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

The FDA has not approved cannabis, hemp or CBD derived from industrial hemp as a safe and effective drug for any indication. As of the date of this filing, we have not, and do not intend to file an IND with the FDA, concerning any of our consumer products that contain CBD derived from industrial hemp.

The FDA has concluded that products containing industrial hemp derived CBD are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. The FDA’s position is that products containing industrial hemp derived CBD are Schedule 1 drugs under the Controlled Substances Act, and so are illegal drugs that are under the purview of the U.S. Drug Enforcement Agency and U.S. Justice Dept., who are charged with enforcing the Controlled Substances Act. However, at some indeterminate future time, the FDA may choose to change its position concerning cannabis generally, and specifically products containing industrial hemp derived CBD, and may choose to enact regulations that are applicable to such products as either drugs or supplements. In this event, our industrial hemp-based products containing CBD may be subject to regulation (See Risk Factors, Item IA).

In addition to strict compliance with state laws and regulations in those jurisdictions where cannabis is legal for recreational or medical use, the Company’s research and development activities intend to comply with the parameters of a recent 9th Cir. Federal Appellate Court decision, United States v. McIntosh, 2016 DJDAR 8484 (Aug. 16, 2016), which held: “the U.S. Department of Justice cannot spend money to prosecute federal marijuana cases if the defendants comply with state guidelines that permit the drug's sale for medical purposes”. The Court reasoned that “if the DOJ punishes individuals for engaging in activities permitted under state law (such as the use, cultivation, distribution and possession of medical marijuana), then the DOJ is preventing state law from being implemented as a practical matter.” “By officially permitting certain conduct, state law provides for non-prosecution of individuals who engage in such conduct. If the federal government prosecutes such individuals, it has prevented the state from giving practical effect to its law providing for non-prosecution of individuals who engage in the permitted conduct." This ruling is consistent with Congress’s passing of its current budget law, that included an amendment known as “Rohrabacher-Blumenauer,” which prohibits the Justice Department from using federal funds to prevent certain states “from implementing their own State laws that authorize the use, distribution, possession or cultivation of medical marijuana.”

Industrial Hemp

With the passage of the 2014 Farm Bill, Congress differentiated industrial hemp from marijuana plants. Section 7606 of the 2014 Farm Bill authorized the growth, cultivation and marketing of industrial hemp under agricultural pilot programs in states that have legalized such activities. States with permitting agricultural programs may authorize, upon the granting of an applicant’s application, the issuance of a State license to lawfully participate under the 2014 Farm Bill’s hemp program.

On August 11, 2016, a Statement of Principles on Industrial Hemp (the “Statement”) was issued by the Office of Secretary of the U.S. Department of Agriculture (“USDA”), the Drug Enforcement Administration (“DEA”) of the U.S. Department of Justice (“DOJ”) and the Food and Drug Administration (“FDA”) of the Department of Health and Human Service (“HHS”). On this date, Jonathan Miller, Esq., of the firm Frost Brown Tod, Lexington, KY., and co-signed by Joseph Sandler, Esq., of the firm Sandler Reiff Lamb Rosenstein & Birkenstock, Washington, DC., provided to the Members of the Kentucky Hemp Industry Counsel, a legal opinion on the U.S. Federal Agency Statement of Principles. This legal opinion including the following statement:

“As we outlined comprehensively in our Opinion on the Legal Status of Industrial Hemp, dated December 21, 2015 and attached as Appendix B (“our December Opinion”), the Agricultural Act of 2014, P.L. No. 113-79 (the “2014 Farm Bill”) and the Consolidated Appropriations Act for FY 2016 (the “Omnibus Law”) constitute a sweeping legal revolution for the industrial hemp crop. Taken together, the two laws ensure that individuals and firms that are engaged in authorized agricultural pilot programs should be permitted to grow, cultivate, transport, process, sell and/or use industrial hemp under the guidelines and regulations of state law, without interference from agencies using federally-authorized funds.”

The Omnibus Appropriations Act of 2016, P.L. 114-113, 129 Stat. 2242, was enacted into law on December 18, 2015. One of the provisions of that act prohibits use of federal funds to “prohibit the transportation, processing, sale, or use of Industrial Hemp that is grown or cultivated [under the Agricultural Act of 2014].” P.L. 114-113, § 763, 129 Stat. 2285. Federal case law supports this interpretation and would allow the dissemination of hemp across state lines or support the notion that the Federal agencies are not permitted to use federal funds to impede such transportation.

On March 26, 2018, U.S. Senate Majority Leader Mitch McConnell (R-KY) and Kentucky Commissioner of Agriculture Ryan Quarles (R-KY) announced the impending introduction of legislation in the United States Senate to support Kentucky’s hemp industry. The Hemp Farming Act of 2018 will legalize hemp as an agricultural commodity and remove it from the list of controlled substances.

Our position is that the industrial hemp plant, with a THC concentration of three-tenths of a percent or less by dry weight, has no potential for abuse, as it does not cause any psychoactive effect, as has been established by numerous studies, and its growth has been sanctioned by the foregoing laws and policies. Nonetheless, we intend to engage in the industrial hemp derived CBD and extract industry only in compliance with permitting state’s and their Department of Agriculture Programs and with the final approval from our legal counsel. Final products shall be sold and certified as THC free.

Business Overview

We primarily operate within two divisions within the regulated cannabis industry: (i) the development, manufacturing, marketing and sale of our “hempSMART™ consumer products that include non-psychoactive industrial hemp-based CBD as an ingredient; and, (ii) professional financial consulting and property management services. We do not sell, cultivate or manufacture THC psychoactive cannabis.

Consulting Services

We offer financial accounting and property management services for companies associated with the cannabis industry in all stages of development. Our service offerings include the following:

•	Financial Accounting and Bookkeeping. Our business accounting services provide financial accounting systems and reporting protocols in order to allow licensed operators, in those states where cannabis has been legalized for medicinal and/or recreational use, to report collect, verify and state effective financial records and disclosure. We work with our clients to generate a comprehensive accounting strategy based on best accounting practices. We understand the challenges and complexities of financial accounting in the regulated commercial cannabis market and we have the expertise to help client businesses report their financial operations consistent with GAAP.
•	Property Management Consulting. Our property management consulting services consist of offering planning, budgeting, acquisition, accounting and management services to licensed operators in those states where cannabis has been legalized for medicinal and/or recreational use, and who are searching for appropriate real property to conduct operations.

Principal Products & Their Markets

In addition to professional consulting services noted above, we develop, manufacture and sell, through our wholly owned subsidiary H Smart, Inc., consumer products that include industrial hemp derived, non-psychoactive CBD as an ingredient, under the brand name “hempSMART™. These products are non-psychoactive. Our product manufacturer only uses certified THC free, CBD Full Spectrum Oil. The focus of the hempSMART division is the development of products utilizing non-psychoactive Full Spectrum Hemp Oil, enriched with CBD or with CBD isolate containing no THC. Our major product offerings include the following:

•	hempSMART Brain™ a proprietary formulated personal care consumer product encapsulated with enriched non-psychoactive industrial hemp derived CBD. This encapsulation is combined with other high quality, proprietary natural ingredients to compliment CBD to support brain wellness.

•	hempSMART Pain™ capsules formulated with 10mg of Full Spectrum, non-psychoactive CBD per serving, derived from industrial hemp, which along with a proprietary blend of other natural ingredients, delivers an all-natural formulation for the temporary relief of minor discomfort associated with physical activity.

•	hempSMART Pain Cream™ formulated with 300mg of full spectrum non-psychoactive CBD derived from industrial hemp. The newly developed product contains a synergistic combination of natural botanicals and full spectrum hemp extract featuring CBD, CBG and a broad range of terpenes. The Company’s proprietary blend of Ayurvedic herbs along with Menthol, Cayenne Pepper Extract, Rosemary Oil, Aloe Gel, White Willow Bark, Arnica, Wintergreen Extract and Tea Tree Oil, provides an immediate cooling and soothing sensation. This topical wellness consumer product is formulated to help reduce minor discomfort and promote muscle relaxation on areas that it is applied.

•

hempSMART Drops™ full Spectrum Hemp CBD Oil Tincture Drops, available in 250mg bottles, enriched with non-psychoactive industrial hemp derived CBD, and available in four different flavors: lemon, mint, orange and strawberry that is free of the THC isolate.

•	hempSMART Pet Drops™ for cats and dogs, formulated with 250mg of full spectrum non-psychoactive CBD derived from industrial hemp. This new specially formulated product contains naturally occurring CBD derived from hemp seed oil, full spectrum hemp extract, fractionated coconut oil, and a rich bacon flavor.

Sales and Marketing

We market and sell our services and products throughout the United States in states that have implemented regulated cannabis programs as well as Canada. We intend to expand our offerings as additional countries, states and jurisdictions adopt state-regulated or federal programs. We market and sell our hempSMART™ products directly through our web site, and through our affiliate marketing program, where qualified sales affiliates use a secure multi-level-marketing sales software program that facilitates order placement over the internet via a web site, and accounts for affiliate orders and sales; calculates referral benefits apportionable to specific sales associates and calculates and accounts for loyalty and rewards benefits for returning customers. We also retained a full-service marketing company that uses a multi-channel transactional marketing campaign focused on digital advertising, infographics, content marketing, customer incentives and acquisition, a broad social media presence, as well as search engine marketing and optimization that includes comprehensive research and analytics and order fulfillment in order to boost direct sales.

Research and Development

Our research and development activity for the fiscal year ended December 31, 2017 was primarily focused on the formulation of our first hempSMART™ product: hempSMART™ Brain. Our research and development costs were $62,000, all in connection to research and development activity concerning hempSMART™ Brain. We expect to conduct additional research and development as the Company expands its hempSMART™ line of products.

Significant Customers

Sales of our hempSMART™ products, both directly by us and through our affiliate marketing sales program, have yet to produce material revenues, and so our operations have not resulted in reportable significant customers.

Intellectual Property

On July 18, 2016, our wholly owned subsidiary, H Smart, Inc., filed a patent application with the U.S. Patent and Trademark Office, Application No. 15/651,648, for its proprietary CBD formulated product: hempSMART™ Brain. On October 3, 2016, H Smart, Inc. filed a trademark application with the U.S. Patent and Trademark Office for the tradename hempSMART™, Application No. 87/531,833. Neither the patent nor the trademark have yet been registered, and the applications for each are pending.

Competition

Our competitors include professional services firms dedicated to the regulated cannabis industry, as well as sellers of hemp-based CBD products. We compete in markets where cannabis has been legalized and regulated, which includes various states within the United States and Canada. We expect that the quantity and composition of our competitive environment will continue to evolve as the industry matures. Additionally, increased competition is possible to the extent that new states and geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate cannabis and hemp products. We believe that by being well established in the industry, our experience, and our continued expansion of service and product offerings in new and existing locations, are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our expected operations and results.

Employees

As of December 31, 2017, we have 6 full-time employees and 6 part-time employees, all of which are U.S. based, primarily in California at our Escondido headquarters. None of our U.S employees are represented by a labor union.

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

Risks Related to Our Business

Because we have only recently begun our hempSMART™ operations, and our other ventures are all in the development stage or not of yet capitalized, we anticipate our operating expenses will increase prior to earning revenue, and we may never achieve profitability:

We launched our first hempSMART™ product, hempSMART Brain™, in November, 2016. As we continue to conduct the research and development and release of other hempSMART™ products and continue to pursue our business interests in Conveniant Hemp Mart, LLC, MoneyTrac Technology, Inc., and our joint ventures with Global Hemp Group, Inc. and Bougainville Ventures, we anticipate increases in our operating expenses, without realizing significant revenues from operations. Within the next 12 months, these increases in expenses will be attributed to the cost of (i) administration and start-up costs, (ii) research and development, (iii) advertising and website development, (iv) legal and accounting fees at various stages of operation, (v) joint venture activities, (vi) creating and maintaining distribution and supply chain channels.

As a result of some or all of these factors in combination, we will incur significant financial losses in the foreseeable future. There is no history upon which to base any assumption as to the likelihood that our Company will prove successful. We cannot provide investors with any assurance that our business will attract customers and investors. If we are unable to address these risks, there is a high probability that our business will fail.

Failure to raise additional capital to fund operations could harm our business and results of operations:

Our primary source of operating funds from 2015 through the December 31, 2017 year-end has been from revenue generated from proceeds from the sale of our common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception but expects these conditions to improve in 2018 and beyond as it develops its business model. The Company has stockholders' deficiencies at December 31, 2017 and 2016 and requires additional financing to fund future operations. Currently, we do not have any arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. No assurance can be given that our Company will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of our Company to gain access to capital markets or obtain acceptable financing could have an adverse effect upon the results of its operations and upon its financial conditions.

Cannabis and CBD are illegal under federal law:

Cannabis and CBD are Schedule 1 controlled substances and are illegal under federal law, specifically the Controlled Substances Act (21 U.S.C. § 811). Even in states that have legalized the use of cannabis and hemp, its sale and use remain violations of federal law. The illegality of cannabis and hemp under federal law preempts state laws that legalize its use. Therefore, strict enforcement of federal law regarding cannabis and hemp would likely result in our inability to proceed with our business plan. As Schedule 1 drugs, cannabis, hemp and CBD are viewed as being highly addictive and having no medical value. The United States Drug Enforcement Agency enforces the Controlled Substances Act, and persons violating it are subject to federal criminal prosecution. The criminal penalty structure in the Controlled Substances Act is determined based on the specific predicate violations, including but not limited to: simple possession, drug trafficking, attempt and conspiracy, distribution to minors, trafficking in drug paraphernalia, money laundering, racketeering, environmental damage from illegal manufacturing, continuing criminal enterprise, and smuggling. A first conviction under the Controlled Substances Act can generally result in possible fines from $250,000 to $50 million dollars, and incarceration for periods generally from five and up to forty years. For a second conviction, fines increase generally from $500,000 to $75 million dollars, and incarceration for periods generally from ten years to twenty years to life.

The federal government recently issued guidance to federal prosecutors concerning marijuana enforcement under the Controlled Substances Act (CSA). On January 4, 2018, Attorney General Jeff Sessions issued a memorandum for all United States Attorneys concerning cannabis enforcement. Mr. Sessions rescinded all previous prosecutorial guidance issued by the Department of Justice regarding cannabis, including the August 29, 2013 memorandum by James Cole, Deputy Attorney General (the “Cole Memorandum”).

The Cole Memorandum previously set out the Department of Justice’s prosecutorial priorities in light of various states legalizing cannabis for medicinal and/or recreational use. The Cole Memorandum provided that when states have implemented strong and effective regulatory and enforcement systems to control the cultivation, distribution, sale, and possession of cannabis, conduct in compliance with those laws and regulations is less likely to threaten the federal priorities. Indeed, a robust system may affirmatively address those priorities by, for example, implementing effective measures to prevent diversion of cannabis outside of the regulated system and to other states, prohibiting access to marijuana by minors, and replacing an illicit cannabis trade that funds criminal enterprises with a tightly regulated market in which revenues are tracked and accounted for. In those circumstances, consistent with the traditional allocation of federal-state efforts in this area, the Cole Memorandum provided that enforcement of state law by state and local law enforcement and regulatory bodies should remain the primary means of addressing cannabis-related activity. If state enforcement efforts are not sufficiently robust to protect against the harms set forth above, the federal government may seek to challenge the regulatory structure itself in addition to continuing to bring individual enforcement actions, including criminal prosecutions, focused on those harms.

By rescinding the Cole Memorandum, Mr. Sessions injected material uncertainty as it relates to how the Department of Justice will evaluate cannabis cases for prosecution, and risk into the Company’s business as it relates to the research, development, marketing and sale of its hempSMART™ products containing hemp derived CBD.

Mr. Sessions stated that U.S. Attorneys must decide whether or not to pursue prosecution of cannabis activity based upon factors including: the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community. Mr. Sessions reiterated that the cultivation, distribution and possession of cannabis continues to be a crime under the U.S. Controlled Substances Act.

As to the Company engaging in business outside of the jurisdiction of the U.S.A., we assume that laws in other country(s), territories or destinations are similar to that of the United States Federal Government. As a result, we will retain competent legal counsel in any outside jurisdiction prior to engaging in any cannabis or hemp business.

Laws and regulations affecting our industry are constantly changing:

The constant evolution of laws and regulations affecting the cannabis industry could detrimentally affect our operations. Local, state and federal medical cannabis laws and regulations are broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

Our business is subject to risk of government action:

While we will use our best efforts to comply with all state and local laws and regulations laws, there is a possibility that U.S. Federal Government Action to enforce any alleged violations may result in legal fees and damage awards that would adversely affect us.

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations:

We are substantially dependent on continued market acceptance and proliferation of consumers of cannabis and hemp. We believe that as cannabis and hemp become more accepted, the stigma associated with them will diminish and as a result consumer demand will continue to grow. While we believe that the market and opportunity in the cannabis space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the cannabis industry will adversely affect our business operations.

The possible FDA Regulation of cannabis, hemp and industrial hemp derived CBD, and the possible registration of facilities where hemp is grown and CBD products are produced, if implemented, could negatively affect the cannabis industry generally, which could directly affect our financial condition:

The FDA has not approved cannabis, industrial hemp or CBD derived from industrial hemp as a safe and effective drug for any indication. The FDA considers these substances illegal Schedule 1 drugs. As of the date of this filing, we have not, and do not intend to file an IND with the FDA, concerning any of our hempSMART™ products that contain industrial hemp or CBD derived from industrial hemp. Further, The FDA has concluded that products containing industrial hemp or CBD derived from industrial hemp are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. However, at some indeterminate future time, the FDA may choose to change its position concerning products containing cannabis, hemp, or CBD derived from industrial hemp, and may choose to enact regulations that are applicable to such products, including, but not limited to: the growth, cultivation, harvesting and processing of cannabis and hemp; regulations covering the physical facilities where cannabis and hemp are grown; and possible testing to determine efficacy and safety of industrial hemp derived CBD. In this hypothetical event, our industrial hemp-based hempSMART™ products containing CBD may be subject to regulation. In the hypothetical event that some or all of these regulations are imposed, we do not know what the impact would be on the cannabis industry in general, and what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the conditions and possible costs of possible regulations and/or registration as may be prescribed by the FDA, we may be unable to continue to operate our business.

We may have difficulty accessing the service of banks:

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed cannabis businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry, that banks can do business with legal cannabis businesses and "may not" be prosecuted. We assume this applies to hemp. The Treasury Department's Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that "it is possible to provide financial services"" to state-licensed cannabis (and hemp) businesses and still be in compliance with federal anti-money laundering laws. The guidance falls short of the explicit legal authorization that banking industry officials had pushed the government to provide and to date, it is not clear if any banks have relied on the guidance. The aforementioned policy may be administration dependent and a change in presidential administrations may cause a policy reversal and retraction of current policies, wherein legal cannabis and hemp businesses may not have access to the banking industry. Also, the inability of potential customers in our target market to open accounts and otherwise use the service of banks may make it difficult for our affiliate sales representatives to purchase our hempSMART™ products.

Banking regulations in our business are costly and time consuming:

In assessing the risk of providing services to a cannabis-related business, a financial institutions may conduct customer due diligence that includes: (i) verifying with the appropriate state authorities whether the business is duly licensed and registered; (ii) reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its cannabis-related business; (iii) requesting from state licensing and enforcement authorities available information about the business and related parties; (iv) developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus recreational customers); (v) ongoing monitoring of publicly available sources for adverse information about the business and related parties; (vi) ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and (vii) refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk. With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available. These regulatory reviews may be time consuming and costly.

Due to our involvement in the cannabis industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability:

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, is more difficult for us to find, and more expensive, because we sell products containing industrial hemp-based CBD, and generally conduct research and development in the cannabis/hemp industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

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

We may be unable to respond to the rapid technological change in the industry and such change may increase costs and competition that may adversely affect our business:

Rapidly changing technologies, frequent new product and service introductions and evolving industry standards characterize our market. The continued growth of the Internet and intense competition in our industry exacerbates these market characteristics. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our hempSMART™ products. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of our hempSMART™ products. In addition, any new enhancements must meet the requirements of our current and prospective customers and must achieve significant market acceptance. We could also incur substantial costs if we need to modify our hempSMART™ products and services or infrastructures to adapt to these changes.

We also expect that new competitors may introduce products or services that are directly or indirectly competitive with us. These competitors may succeed in developing, products and services that have greater functionality or are less costly than our products and services and may be more successful in marketing such products and services. Technological changes have lowered the cost of operating communications and computer systems and purchasing software. These changes reduce our cost of selling products and providing services, but also facilitate increased competition by reducing competitors’ costs in providing similar services. This competition could increase price competition and reduce anticipated profit margins.

Our hempSMART™ products are new and our industry is rapidly evolving:

Due consideration must be given to our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies in their early stage of development, particularly companies in the rapidly evolving legal cannabis and hemp industries. To be successful we must, among other things:

•	Develop, manufacture and introduce new attractive and successful consumer products in our hempSMART™ brand.

•	Attract and maintain a large customer base and develop and grow that customer base.
13

•	Increase awareness of our hempSMART™ brand and develop effective marketing strategies to insure consumer loyalty.

•	Establish and maintain strategic relationships with key sales, marketing, manufacturing and distribution providers.

•	Respond to competitive and technological developments.

•	Attract, retain and motivate qualified personnel.

We cannot guarantee that we will succeed in achieving these goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition and operating results.

Some of our hempSMART™ products are new and are only in early stages of commercialization. We are not certain that these products will function as anticipated or be desirable to their intended markets. Also, some of our products may have limited functionalities, which may limit their appeal to consumers and put us at a competitive disadvantage. If our current or future hempSMART™ products fail to function properly or if we do not achieve or sustain market acceptance, we could lose customers or could be subject to claims which could have a material adverse effect on our business, financial condition and operating results.

As is typical in a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for our Company is new and evolving, it is difficult to predict with any certainty the size of this market and its growth rate, if any. We cannot guarantee that a market for our Company will develop or that demand for our products will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.

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

Our future success depends largely upon our ability to attract and retain a large active base of independent direct sales associates and members who purchase our hempSMART™ products. We cannot give any assurances that the number of our independent associates will be established or increase in the future. Several factors affect our ability to attract and retain independent associates and members, including: on-going motivation of our independent associates; general economic conditions; significant changes in the amount of commissions paid; public perception and acceptance of our industry; public perception and acceptance of multi-level marketing; public perception and acceptance of our business and our products, including any negative publicity; the limited number of people interested in pursuing multi-level marketing as a business; our ability to provide proprietary quality-driven products that the market demands; and, competition in recruiting and retaining independent associates.

The loss of key management personnel could adversely affect our business.

We depend on the continued services of our executive officers and senior management team as they work closely with independent associate leaders and are responsible for our day-to-day operations. Our success depends in part on our ability to retain our executive officers, to compensate our executive officers at attractive levels, and to continue to attract additional qualified individuals to our management team. Although we have entered into employment agreements with our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that our senior managers will remain with us. The loss or limitation of the services of any of our executive officers or members of our senior management team, or the inability to attract additional qualified management personnel, could have a material adverse effect on our business, financial condition, results of operations, or independent associate relations.

The lack of available and cost-effective directors and officer’s insurance coverage in our industry may cause us to be unable to attract and retain qualified executives, and this may result in our inability to further develop our business.

Our business depends on attracting independent directors, executives and senior management to advance our business plans. We currently do not have directors and officer’s insurance to protect our directors, officers and the company against to possible third-party claims. This is due to the significant lack availability of such policies in the cannabis industry at reasonably competitive prices. As a result, the Company and our executive directors and officers are susceptible to liability claims arising by third parties, and as a result, we may be unable to attract and retain qualified independent directors and executive management causing the development of our business plans to be impeded as a result.

If government regulations regarding multi-level marketing change or are interpreted or enforced in a manner adverse to our business, we may be subject to new enforcement actions and material limitations regarding our overall business model.

Multi-level marketing is subject to foreign, federal, and state regulations. Any change in legislation and regulations could affect our business. Furthermore, significant penalties could be imposed on us for failure to comply with various statutes or regulations resulting from: ambiguity in statutes; regulations and related court decisions; the discretion afforded to regulatory authorities and courts interpreting and enforcing laws; and new regulations or interpretations of regulations affecting our business.

If our network marketing activities do not comply with government regulations, our business could suffer.

Many governmental agencies regulate our multi-level marketing activities. A government agency’s determination that our business or our independent associates have significantly violated a law or regulation could adversely affect our business. The laws and regulations for multi-level marketing intend to prevent fraudulent or deceptive schemes. Our business faces constant regulatory scrutiny due to the interpretive and enforcement discretion given to regulators, periodic misconduct by our independent associates, adoption of new laws or regulations, and changes in the interpretation of new or existing laws or regulations.

Independent associates could fail to comply with our policies and procedures or make improper product, compensation, marketing or advertising claims that violate laws or regulations, which could result in claims against us that could harm our financial condition and operating results.

In part, we sell our products through a sales force of independent associates. The independent associates are independent contractors and, accordingly, we are not in a position to provide the same direction, motivation, and oversight as we would if associates were our own employees. As a result, there can be no assurance that our associates will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our associate policies and procedures. All independent associates will be required to sign a written contract and agree to adhere to our policies and procedures, which prohibit associates from making false, misleading or other improper claims regarding our hempSMART™ products or income potential from the distribution of the products. However, independent associates may from time to time, without our knowledge and in violation of our policies, create promotional materials or otherwise provide information that does not accurately describe our marketing program. There is a possibility that some jurisdictions could seek to hold us responsible for independent associate activities that violate applicable laws or regulations, which could result in government or third-party actions or fines against us, which could harm our financial condition and operating results.

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

Our Investments in MoneyTrac Technology, Inc. and Conveniant Hemp Mart, LLC, Inc. are each subject to significant risks due to their development stage status, lack of liquidity, lack of operating history, dilution, lack of profits and the typical risks associated with start-up enterprises.

We made investments during 2017 in MoneyTrac Technology, Inc. and Conveniant Hemp Mart, LLC. Both of these ventures are in the development stage. The success of their respective business plans is uncertain and each may fail, causing us to lose our complete investment. The investments carry with them significant risks. Each company is still in an early phase and is just beginning to implement its respective business plans. There can be no assurance that either will ever operate profitably. As an equity purchaser in MoneyTrac and Conveniant Hemp Mart, we will not receive a return on our investment unless and until they distribute a dividend. Development stage companies may take a long time or never distribute dividends. As such, there can be no assurance that we will receive any returns from our investments. The timing of profit realization, if any, is highly uncertain. The likelihood of their respective success should be considered in light of the problems, expenses, difficulties, complications and delays usually encountered by companies in their early stages of development. Either company may not be successful in attaining the objectives necessary for them to overcome these risks and uncertainties. Further, each company may need additional funding and it is possible that they will be unable to obtain additional funding as and when they need it. If either company is unable to obtain capital it may be on unfavorable terms or terms which excessively dilute us as an existing equity holder. If either company is unable to obtain additional funding, they may not be able to repay debts when they are due and payable and they could be forced to delay their development, marketing and expansion efforts and could experience material losses and potentially cease operations.

We may be unable to fully capture the expected value from our joint ventures in Global Hemp Group, Inc. and Bougainville Ventures, Inc.

In connection with our entry into joint ventures with Global Hemp Group, Inc. and Bougainville Ventures, Inc., we face numerous risks and uncertainties, including effectively integrating our respective personnel, management controls and business relationships into an effective and cohesive operation. Further, we are subject to additional risks and uncertainties because we may be dependent upon, and subject to, liability losses or damages relating to system controls and personnel that are not under our control.

For example, our arrangements relating to the Company’s joint venture Global Hemp Group, Inc. rely significantly upon the activities of Global Hemp Group, Inc. in Canada, and its operation of the research project in conformity with Canadian law. We will not be directly involved with the research, and will rely upon Global Hemp Group' personnel, business acumen, experience and involvement to insure compliance with the parameters of the research project and its compliance with Canadian law.

If we are unable to integrate and monitor our joint ventures successfully and efficiently, there is a risk that our results of operations, financial condition and cash flows may be materially and adversely affected. In addition, conflicts or disagreements between us and any of our joint venture partners may negatively impact the benefits to be achieved by the relevant joint venture. There is no assurance that any of our joint ventures will be successfully integrated or yield all of the positive benefits anticipated.

Our joint venture with Bougainville Ventures, Inc. is subject to completion of a revised and restated joint venture agreement which is not complete and subject to risks.

We originally entered into a joint venture agreement with Bougainville Ventures, Inc. on March 16, 2017. Both the Company and Bougainville made certain representations and promises to each other in the joint venture agreement, including, but not limited to, a commitment by the Company to provide funding for the joint venture in an amount not to exceed $1 million pursuant to a funding schedule; and, Bougainville’s representations that it: leased land in Washington State that was suitable for growing cannabis and an association and agreement with a Tier 3 license holder for use of the land to grow cannabis. The Company was unable to meet its funding commitment on schedule pursuant to the joint venture agreement. Bougainville did not have a lease for land in Washington State, but was a party to a real estate purchase contract with Green Ventures, Inc., a Canadian corporation, that was in breach due to non-payment. Bougainville did not have an agreement with a Tier 3 license holder to operate on the land. The Company and Bougainville, along with Green Ventures, entered into good faith negotiations to resolve the differences, discrepancies and representations in the joint venture agreement, and to enter into a revised and restated joint venture agreement. As of the date of this filing, the restated agreement is pending completion. We expect that, consistent with the original joint venture agreement in place, the land purchased as the result of funding the Company arranged for will be deeded into the joint venture by Bougainville and Green Ventures, and that afterwards, the joint venture's involvement will be solely that as a lessor of the land to Green Ventures, and as a provider of financial accounting and consulting services. However, as with any pending contract re-negotiation, there are unknown risks that terms may be reached that could be different from or materially harmful to the Company and its investment in the joint venture. These risks include disagreements between us, Bougainville and Green Ventures that could result in costly and risky litigation, or materially different terms that could harm our financial position and investment, and our corresponding obligations under secured convertible promissory notes with St. George Investments, LLC that could result in liability under the terms of the notes or St. George's election to convert part of all of the debt outstanding into shares of our common stock, which would result in dilution of our common stock.

Risks Related to the Company

Uncertainty of profitability:

Our business strategy may result in increased volatility of revenues and earnings. As we will only develop a limited number of products at a time, our overall success will depend on a limited number of products, which may cause variability and unsteady profits and losses depending on the products and/or services offered and their market acceptance.

Our revenues and our profitability may be adversely affected by economic conditions and changes in the market for our products. Our business is also subject to general economic risks that could adversely impact the results of operations and financial condition.

Because of the anticipated nature of the products that we offer and attempt to develop, it is difficult to accurately forecast revenues and operating results and these items could fluctuate in the future due to a number of factors. These factors may include, among other things, the following:

•	Our ability to raise sufficient capital to take advantage of opportunities and generate sufficient revenues to cover expenses.

•	Our ability to source strong opportunities with sufficient risk adjusted returns.

•	Our ability to manage our capital and liquidity requirements based on changing market conditions generally and changes in the developing legal medical marijuana and recreational marijuana industries.

•	The acceptance of the terms and conditions of our multi-level sales agreements.

•	The amount and timing of operating and other costs and expenses.
16

•	The nature and extent of competition from other companies that may reduce market share and create pressure on pricing and investment return expectations.
•	Adverse changes in the national and regional economies in which we will participate, including, but not limited to, changes in our performance, capital availability, and market demand.

•	Adverse changes in the projects in which we plan to invest which result from factors beyond our control, including, but not limited to, a change in circumstances, capacity and economic impacts.

•	Adverse developments in the efforts to legalize cannabis or increased federal enforcement.

•	Changes in laws, regulations, accounting, taxation, and other requirements affecting our operations and business.

•	Our operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant.

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

We are entering a potentially highly competitive market:

The markets for businesses in the cannabis and hemp industries are competitive and evolving. In particular, we face strong competition from larger companies that may be in the process of offering similar products and services to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger client bases than we have (or may be expected to have).

Given the rapid changes affecting the global, national, and regional economies generally and the cannabis and hemp industries, in particular, we may not be able to create and maintain a competitive advantage in the marketplace. Our success will depend on our ability to keep pace with any changes in its markets, especially with legal and regulatory changes. Our success will depend on our ability to respond to, among other things, changes in the economy, market conditions, and competitive pressures. Any failure by us to anticipate or respond adequately to such changes could have a material adverse effect on our financial condition, operating results, liquidity, cash flow and our operational performance.

Although we believe that our hempSMART™ products are exempt from regulation under the CSA, the U.S. Patent and Trademark Office may disagree and disallow us from obtaining trademark and patent protection for our hempSMART™ brand and products:

We have applied for a trademark for our hempSMART™ brand name and a patent for our hempSMART™ Brain product. Because our hempSMART™ Brain product contains industrial hemp derived CBD and may be considered an illegal Schedule 1 drug under federal law, the U.S. Patent and Trademark Office may not approve our pending applications for patent or trademark protection, and this could materially affect our ability to establish and grow our hempSMART™ brand, products and develop our customer base and good will.

If we fail to protect our intellectual property, our business could be adversely affected:

Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our hempSMART™ products and brand to distinguish our hempSMART™ products and services from our competitors' products and services. We rely on patents, copyrights, trademarks, trade secrets, and confidentiality provisions to establish and protect our intellectual property.

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

We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and time-consuming to prosecute, and there can be no assurance that we will have the financial or other resources to enforce our rights or be able to enforce our rights or prevent other parties from developing similar technology or designing around our intellectual property.

Our trade secrets may be difficult to protect:

Our success depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors, as well as our contractors. Because we operate in a highly competitive industry, we rely in part on trade secrets to protect our proprietary hempSMART™ products and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party's relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights.

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

Our Business Can be Affected by Unusual Weather Patterns:

The production of some of our hempSMART™ products relies on the availability and use of live plant material. Growing periods can be impacted by weather patterns and these unpredictable weather patterns may impact our ability to harvest hemp products. In addition, severe weather, including drought and hail, can destroy a hemp crop, which could result in our having no hemp to process. If our suppliers are unable to obtain sufficient hemp from which to process CBD, our ability to meet customer demand, generate sales, and maintain operations will be impacted.

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

Risks Related to Our Common Stock

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution:

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 5,000,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2017, there were 2,103,464,006 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Trading in our common stock on the OTC Pink Exchange has been subject to wide fluctuations:

Our common stock is currently quoted for public trading on the OTC Pink Market Tier. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

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

Costs and expenses of being a reporting company under the 1934 Securities and Exchange Act may be burdensome and prevent us from achieving profitability.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and parts of the Sarbanes-Oxley Act. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Inapplicable as we are not a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

ITEM 2. PROPERTIES

We maintain a lease for our principal office located at 1340 West Valley Parkway #205, Escondido, CA 92029. Our lease is for a two-year term and we pay a monthly rent of $1,233.75.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINING SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. MARKET INFORMATION AND HOLDERS

Our common stock trades on the OTC Pink Market Tier under the ticker symbol “MCOA”. As of December 31, 2017, there were 371 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2017	High	Low
Quarter Ended December 31	$0.0687	$0.0221
Quarter Ended September 30	$0.0489	$0.0195
Quarter Ended June 30	$0.057	$0.0181
Quarter Ended March 31	$01104	$0.0442

2016	High	Low
Quarter Ended December 31	$0.0134	$0.01
Quarter Ended September 30	$0.079	$0.004
Quarter Ended June 30	$0.012	$0.005
Quarter Ended March 31	$0.021	$0.003

DIVIDEND POLICY

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Instead, we currently anticipate that we will retain all of our future earnings, if any, to fund the operation and expansion of our business and to use as working capital and for other general corporate purposes. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

UNREGISTERED SALES OF EQUITY SECURITIES

The following information represents securities sold by the Company as of December 31, 2017 which were not registered under the Securities Act. Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

On January 5, 2017, the Company issued 5,000,000 shares of restricted common stock to National Advisors Corporation, a Wyoming corporation, as consideration for a settlement agreement and mutual release of all claims. Terms for the settlement required the cancellation and return to treasury of 34.5 million shares of common stock, and the reissuance of a total of ten million shares in two separate tranches, of which this was the final issuance. The issuance to National Advisors Corporation was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. National Advisors Corporation was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to National Advisors Corporation full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. National Advisors Corporation acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 10, 2017, the Company issued 13,636,364 shares of restricted common stock to Donald Steinberg as consideration for compensation accrued at fiscal year ended December 31, 2016. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Steinberg was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Steinberg full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Steinberg acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 10, 2017, the Company issued 9,090,909 shares of restricted common stock to Charles Larsen as consideration for compensation accrued at fiscal year ended December 31, 2016. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Larsen was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Larsen full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Larsen acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 10, 2017, the Company issued 6,818,182 shares of restricted common stock to Robert L. Hymers, III as consideration for compensation accrued at fiscal year ended December 31, 2016. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 11, 2017, the Company issued 5,000,000 shares of restricted common stock to Antonio Papa as consideration for a settlement agreement and mutual release of all claims. Terms for the settlement required the cancellation and return to treasury of 46 million shares of common stock, and the reissuance of a total of 25 million shares in five separate tranches, of which this was the final issuance. The issuance to Mr. Papa was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Papa was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Papa full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Papa acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 27, 2017, the Company issued 1,000,000 shares of restricted common stock to PYP Enterprises as consideration services rendered. The issuance to PYP Enterprises was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. PYP Enterprises was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to PYP Enterprises full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. PYP Enterprises acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 8, 2017, the Company issued 2,000,000 shares of restricted common stock to Hyuk Kim in consideration of the receipt of $40,000. The issuance to Mr. Kim was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Kim was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Kim full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Kim acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 10, 2017, the Company issued 10,000,000 shares of restricted common stock to Rainer, AG as consideration for a settlement agreement and mutual release of all claims entered into with Antonio Papa. Pursuant to the settlement agreement, Mr. Papa agreed to return to treasury 46 million shares of common stock, and the Company agreed to reissue Mr. Papa of a total of 25 million shares in five separate tranches. The issuance to Rainer, AG was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Rainer, AG was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Rainer, AG full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Rainer, AG acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 15, 2017, the Company issued 2,500,000 shares of restricted common stock to Ron Ryan as consideration for services rendered. The issuance to Mr. Ryan was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Ryan was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Ryan full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Ryan acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 16, 2017, the Company issued 10,000,000 shares of restricted common stock to Donald Steinberg as a bonus for services rendered pursuant to an executive employment contract. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Steinberg was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Steinberg full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Steinberg acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 16, 2017, the Company issued 10,000,000 shares of restricted common stock to Charles Larsen as a bonus for services rendered pursuant to an executive employment contract. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Larsen was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Larsen full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Larsen acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 16, 2017, the Company issued 5,000,000 shares of restricted common stock to Robert L. Hymers, III as a bonus for services rendered pursuant to an executive employment contract. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 29, 2017, the Company issued 2,000,000 shares of restricted common stock to Penanicoop, LLC in consideration for $20,000. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Penanicoop, LLC was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Penanicoop, LLC full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Penanicoop, LLC acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 30, 2017, the Company issued 4,000,000 shares of restricted common stock to David Cook as consideration for services rendered. The issuance to Mr. Cook was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Cook was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Cook full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Cook acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 31, 2017, the Company issued 2,000,000 shares of restricted common stock to Drakoln/Akaska Family Living Trust as consideration for services rendered. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Drakoln/Akaska Family Living Trust was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Drakoln/Akaska Family Living Trust full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Drakoln/Akaska Family Living Trust acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 31, 2017, the Company issued 100,000,000 shares of restricted common stock to Donald Steinberg as a bonus for services rendered pursuant to an executive employment agreement. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Steinberg was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Steinberg full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Steinberg acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 31, 2017, the Company issued 100,000,000 shares of restricted common stock to Charles Larsen as a bonus for services rendered pursuant to an executive employment agreement. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Larsen was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Larsen full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Larsen acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 31, 2017, the Company issued 75,000,000 shares of restricted common stock to Robert L. Hymers, III as a bonus for services rendered pursuant to an executive employment agreement. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 25, 2017, the Company issued 2,500,000 shares of restricted common stock to Robert Cronin as consideration for a settlement agreement and mutual release of all claims that included Mr. Cronin’s agreement to cancel and return to treasury 10 million shares of restricted common stock previously issued on January 12, 2016. Both the April 25, 2017 and January 12, 2016 issuances were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Cronin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Cronin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Cronin acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 25, 2017, the Company issued 2,500,000 shares of restricted common stock to Robert Peak as consideration for a settlement agreement and mutual release of all claims that included Mr. Peak’s agreement to cancel and return to treasury 10 million shares of restricted common stock previously issued on January 12, 2016. Both the April 25, 2017 and January 12, 2016 issuances were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Peak was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Peak full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Peak acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 18, 2017, the Company issued 33,333 shares of restricted common stock to Vanessa de Guzman in exchange for $1,000. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. De Guzman was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. De Guzman full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. De Guzman acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 18, 2017, the Company issued 1,000,000 shares of restricted common stock to David Hill for services rendered. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Hill was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hill full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Hill acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 15, 2017, the Company issued 5,000,000 shares of restricted common stock to PYP Enterprises for services rendered. The issuance to PYP Enterprises was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. PYP Enterprises was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to PYP Enterprises full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. PYP Enterprises acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 25, 2017, the Company issued 13,904,369 shares of restricted common stock to Charles Larsen as consideration for principal and interest due under a convertible promissory note. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Larsen was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Larsen full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Larsen acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 25, 2017, the Company issued 20,492,790 shares of restricted common stock to Robert L. Hymers III as consideration for principal and interest due under a convertible promissory note. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 25, 2017, the Company issued 21,207,585 shares of restricted common stock to Donald Steinberg as consideration for principal and interest due under a convertible promissory note. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Steinberg was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Steinberg full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Steinberg acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 30, 2017, the Company issued 2,500,000 shares of restricted common stock to Jay Gangwal as consideration of $15,000. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Gangwal was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Gangwal full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Gangwal acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 30, 2017, the Company issued 1,666,667 shares of restricted common stock to Paras Bhakta as consideration of $10,000. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Bhakta was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Bhakta full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Bhakta acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On September 22, 2017, the Company issued 1,000,000 shares of restricted common stock to Andrew Dane Carter for services rendered. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Carter was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Carter full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Carter acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 2, 2017, the Company issued 1,000,000 shares of restricted common stock to Trevor Muehlfelder as consideration for consulting services rendered. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Muehlfelder was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Muehlfelder full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Muehlfelder acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 2, 2017, the Company issued 1,000,000 shares of restricted common stock to Brenda Andrews as consideration for consulting services rendered. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Andrews was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Andrews full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Andrews acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 2, 2017, the Company issued 3,000,000 shares of restricted common stock to Sam Rosenberg as consideration for consulting services rendered. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Rosenberg was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Rosenberg full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Rosenberg acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 2, 2017, the Company issued 2,500,000 shares of restricted common stock to William Louis Merlo as consideration for consulting services rendered. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Merlo was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Merlo full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Merlo acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 2, 2017, the Company issued 5,000,000 shares of restricted common stock to Mailander Law Office, Inc. for legal services rendered. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mailander Law Office, Inc. was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mailander Law Office, Inc. full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mailander Law Office, Inc. acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 10, 2017, the Company issued 3,000,000 shares of restricted common stock to Tangiers Global, LLC as consideration for a settlement and mutual release of all claims. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Tangiers Global, LLC was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Tangiers Global, LLC full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Tangiers Global, LLC acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On November 9, 2017, the Company issued 15,000,000 shares of restricted common stock to Bougainville Ventures, Inc. as consideration for an amended joint venture agreement. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Bougainville Ventures, Inc. was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Bougainville Ventures, Inc. full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Bougainville Ventures, Inc. acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On November 29, 2017, the Company issued 7,116,809 shares of restricted common stock to Robert L. Hymers, III as partial conversion of a note payable. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On December 6, 2017, the Company issued 10,000,000 shares of restricted common stock to Robert L. Hymers, III as an annual bonus under his executive employment contract. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On December 6, 2017, the Company issued 10,000,000 shares of restricted common stock to Charles Larsen as an annual bonus under his executive employment contract. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Larsen was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Larsen full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Larsen acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On December 6, 2017, the Company issued 10,000,000 shares of restricted common stock to Donald Steinberg as an annual bonus under his executive employment contract. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Steinberg was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Steinberg full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Steinberg acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this report that are not statements of historical fact, including without limitation, statements containing the words “believes,” “expects,” “anticipates” and similar words, constitute forward-looking statements that are subject to a number of risks and uncertainties. From time to time we may make other forward-looking statements. Investors are cautioned that such forward-looking statements are subject to an inherent risk that actual results may materially differ as a result of many factors, including the risks discussed from time to time in this report, including the risks described under “Risk Factors” in any filings we have made with the SEC.

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate these estimates, including those related to useful lives of real estate assets, cost reimbursement income, bad debts, impairment, net lease intangibles, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

Background

Marijuana Company of America, Inc. and subsidiaries is a publicly listed company quoted on the OTC Pink Sheets Market Tier under the symbol “MCOA”. We are a Smaller Reporting Company based in Escondido, California. Our business includes the research and development of (1) varieties of various species of hemp; (2) beneficial uses of hemp and hemp derivatives; (3) indoor and outdoor cultivation methods for hemp; (4) technology used for cultivation and harvesting of different species of hemp, including but not limited to lighting, venting, irrigation, hydroponics, nutrients and soil; (5) different industrial hemp derived cannabinoids (“CBD”) and the possible health benefits thereof; and, (6) new and improved methods of hemp cannabinoid extraction omitting or eliminating the delta-9 tetrahydrocannabinol “THC” molecule.

We also develop, manufacture and sell, through our wholly owned subsidiary H Smart, Inc., consumer products that include industrial hemp derived, non-psychoactive CBD as an ingredient, under the brand name “hempSMART™”. Our industrial hemp-based products are specifically developed with an enriched CBD molecular composition with a THC concentration of three-tenths of a percent or less by dry weight. We market and sell our hempSMART™ products directly through our web site, and through our affiliate marketing program, where qualified sales affiliates use a secure multi-level-marketing sales software program that facilitates order placement over the internet via a web site, and accounts for affiliate orders and sales; calculates referral benefits apportionable to specific sales associates and calculates and accounts for loyalty and rewards benefits for returning customers. We also retained a full-service marketing company that uses a multi-channel transactional marketing campaign focused on digital advertising, infographics, content marketing, customer incentives and acquisition, a broad social media presence, as well as search engine marketing and optimization that includes comprehensive research and analytics and order fulfillment in order to boost direct sales.

We also make selected diversified investments in other related new start-up businesses in the legalized cannabis and hemp industry. Currently, we have made investments in startup ventures, including: MoneyTrac Technology, Inc., Conveniant Hemp Mart, LLC, and joint ventures with Global Hemp Group, Inc. and Bougainville Ventures, Inc.

We were incorporated in the State of Utah on October 4, 1985, under the name of Mormon Mint, Inc. The corporation was originally a startup company organized to manufacture and market commemorative medallions related to the Church of Jesus Christ of Latter Day Saints. On January 5, 1999, Bekam Investments, Ltd. acquired one hundred percent of the common shares of the Company and spun the Company off changing its name Converge Global, Inc. From August 13, 1999 until November 20, 2002, the Company focused on the development and implementation of Internet web content and e-commerce applications. From 2009 to 2014 we operated primarily in the mining exploration business. In 2015, we left the mining business and began an internet-based marketing business focused on offerings from our “Majestic Menu” food service items offered to the hospitality and food service industry via an on-line internet site, where individuals could purchase retail direct from food distributors via credit cards and commercial accounts.

On September 4, 2015, Donald Steinberg and Charles Larsen purchased 400,000,000 shares of restricted common stock and 10,000,000 shares of the Preferred Class A stock from the Company’s President, Cornelia Volino, in exchange for $105,000.00. On September 9, 2015, Donald Steinberg was appointed Chairman of the Board, Chief Executive Officer and Secretary of the Company. Mr. Larsen was appointed to the Board of Directors. The former officers and directors of the Company resigned concurrent with the new appointments. By virtue of Messrs. Steinberg and Larsen’s stock purchase and appointment to the Company’s Board of Directors, a purchase or sale of a significant amount of assets not in the ordinary course of business and a corresponding change of control occurred. The Company reported the change of control in its September 30, 2015 quarterly report filed with the OTC Markets. Thereafter, the Company’s business plans and operations changed to focus on legalized cannabis and hemp more fully discussed in this filing. The Company changed its name and trading symbol on December 1, 2015.

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

The following table presents our operating results for the year ended December 31, 2017 compared to December 31, 2016:

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016
REVENUES:
Sales	$26,830	$8,729
Cost of sales	14,294	2,815

Gross Profit	12,536	5,914

OPERATING EXPENSES:
Selling, general and administrative expenses	21,272,758	4,744,382
Impairment of joint venture	2,292,500	—
Depreciation	2,576	—
Total operating expenses	23,567,834	4,744,382

Net loss from operations	(23,555,298)	(4,738,468)

OTHER INCOME (EXPENSES):
Interest expense, net	(5,842,802)	(530,411)
Loss on equity investment	(61,298)
(Loss) gain on change in fair value of derivative liabilities	(4,329,743)	14,208
Gain (loss) on settlement of debt	347,221	(147,785)
Total other income (expense)	(9,886,622)	(663,988)

Net loss before income taxes	(33,441,920)	(5,402,456)

Income taxes (benefit)	—	—

NET LOSS	$(33,441,920)	$(5,402,456)

Loss per common share, basic and diluted	$(0.017)	$(0.004)

Weighted average number of common shares outstanding, basic and diluted	1,929,424,081	1,286,547,260

Revenues

Total revenues for the year ended December 31, 2017 and December 31, 2016, were $26,830 and $8,729, respectively, an increase of $18,101. This increase is attributable to the sales of our hempSMART™ products, which were introduced in the third quarter of 2016. Our revenues for the year ended December 31, 2017 reflect initial sales based upon our efforts at implementing our affiliate marketing sales program and direct sales efforts though our web site. Our investments in MoneyTrac Technology, Inc., Conveniant Hemp Mart, LLC, and our joint ventures with Global Hemp Group, Inc. and Bougainville Ventures, Inc. have not generated any revenues for the period ending December 31, 2017, as they were and remain in the development stage.

Costs of Sales

Costs of sales primarily consist of inventory costs and overhead, manufacturing, packaging, warehousing, shipping and direct labor costs directly attributable to our hempSMART™ products. For the year ended December 31, 2017 and December 31, 2016, our total costs of sales were $14,294 and $2,815, respectively. The increase was primarily due to increased operating expenses related to overhead, sales, travel and related to the initiation and development of sales activity for our hempSMART™ products. For the year ended December 31, 2017, consulting related costs were $1,133,109.08 or 4,223% of total revenues of $26,830, as compared to $770,450, or 8,826% of gross revenue of $8,729 for the year ended December 31, 2016. This increase primarily related to the Company launching its hempSMART™ brand in 2016 and hiring numerous marketing consultants and other consultants to help develop the hempSMART™ website, products, and overall proprietary affiliate marketing platform. For the year ended December 31, 2017, costs associated with property and equipment were $13,568 or 51% of total revenues, as compared to $0 or 0% of total revenues for the year ended December 31, 2016.

Gross Profit

For the year ended December 31, 2017 and December 31, 2016, gross profit was $12,536 and $5,914, respectively. This increase was primarily due to our initial growth in hempSMART™ product sales, as our sales began to develop following commencement of hempSMART™ direct sales efforts and through the implementation and development of our affiliate sales program in the third quarter of 2016. As a percentage of total revenues, gross profit was 46.72% and 67.75% for the years ended December 31, 2017 and December 31, 2016, respectively.

Operating Losses

The Company has incurred net losses from operations of $23,555,298 and $4,738,468 for the years ended December 31, 2017 and 2016, respectively. This increase of $18,816,830 was an increase in selling, general and administrative costs of $16,528,376 and a $2,292,500 impairment related to our investments in the Bougainville and GateC Joint Ventures. Such operating losses reflect developmental and other administrative costs for 2017 and 2016. We expect to incur losses in the near future until profitability is achieved, which is not certain. Our operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that we will achieve or sustain profitable operations.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2017 and December 31, 2016 included expense of ($9,886,622) and ($663,988), respectively. This increase was due to an increase in the loss on change in fair value of derivative liabilities of ($4,329,743) concerning several convertible notes and associated warrants issued during 2017 containing derivatives that were valued using the binomial model, which resulted in the derivatives being valued as of December 31, 2017.

Income Tax Expense (Benefit)

We did not have any income tax expense or benefit for the years ended December 31, 2017 and December 31, 2016, respectively.

Net Income (Loss)

As a result of the factors discussed above, net loss for the year ended December 31, 2017 and December 31, 2016 was net loss of $(33,441,920) and $(5,402,456), respectively. For December 31, 2017 and December 31, 2016, these net losses represented a 124,644% and 61,891% of total revenues for the respective periods.

Liquidity and Capital Resources

As of December 31, 2017, and December 31, 2016, our operating activities produced negative cash and cash equivalents of $895,743 and $242,014, respectively. Our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $1,576,500 for December 31, 2017, as compared to $40,000 for December 31, 2016, and an increase proceeds from the sale of note payables to a related party of $513,507 for December 31, 2017 as compared to $0 for December 31, 2016, and a decrease in proceeds from sales of our common stock of $85,000 for December 31, 2017, as compared to $349,500 for the year ending December 31, 2016. We have during the period ended December 31, 2017, relied upon external financing arrangements to fund our operations. During the year ended December 31, 2017, we entered into three separate financing arrangements with St. George Investments, LLC, a Utah limited liability company, in which we borrowed an aggregate of $1,688,920, the principal of which is convertible into shares of our common stock (see Note 8, Convertible Note Payable). As further consideration for the December 27, 2017 note, we entered into a warrant agreement providing St. George with the right to purchase 22 million shares of our common stock. Our ability to rely upon external financing arrangements to fund operations is not certain, and this may limit our ability to secure future funding from external sources without changes in terms requested by counterparties, changes in the valuation of collateral, and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way. We intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally.

Operating Activities

For the year ended December 31, 2017 and 2016, the Company used cash for operating activities of ($895,743), and ($242,014), respectively. Operating activities consist of corporate overhead and product development of our hempSMART™ products. Increases are due primarily to increases in executive compensation, professional fees, and product development costs.

Investing Activities

For the years ended December 31, 2017 and December 31, 2016, net cash used in investing activities was ($1,176,919) and $0, respectively. For the year ended December 31, 2017, the cash used in investing was attributed to the acquisition of an interest in Conveniant Hemp Mart, LLC and MoneyTrac Technology, Inc., the Global Hemp Group Joint Venture and the Bougainville Ventures, Inc. Joint Venture, and the purchase of equipment for operations.

Financing Activities

For the years ended December 31, 2017 and December 31, 2016, financing activities were a source of cash of $2,175,007 and $389,500, respectively. For December 31, 2017, the cash provided from financing activities was attributed to proceeds of $1,576,500 from the issuance of notes payable, $513,507 from the issuance of notes payable to a related party, and $85,000 from the sale of our common stock.

We currently do not have sufficient cash and liquidity to meet our anticipated working capital for the next twelve months. Historically, we have financed our operations primarily through private sales of our common stock and. If our sales goals for our hempSMART™ products do not materialize as planned, and we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2017, and December 31, 2016, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect amounts reported in those statements. We have made our best estimates of certain amounts contained in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. However, application of our accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties, and, as a result, actual results could differ materially from these estimates. Management believes that the estimates, assumptions, and judgments involved in the accounting policies described below have the most significant impact on our consolidated financial statements.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are held in operating accounts at a major financial institution.

Inventory

Inventory is primarily comprised of products and equipment to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2017, and December 31, 2016, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below).

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Accounts Receivable

Accounts receivable are recorded at the net value of face amount less any allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and, based on a method of specific identification of any accounts receivable for which we deem the net realizable value to be less than the gross amount of accounts receivable recorded, we establish an allowance for doubtful accounts for those balances. In determining our need for an allowance for doubtful accounts, we consider historical experience, analysis of past due amounts, client creditworthiness and any other relevant available information. However, our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we collect retainers from our clients prior to performing significant services.

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2017, and December 31, 2016 we had $0 and $0 allowance for doubtful accounts, respectively. For December 31, 2017 and December 31, 2016, we recorded bad debt expense of $0 and $0 respectively.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of December 31, 2017 and as of December 31, 2016.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended December 31, 2017, and December 31, 2016.

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provide for a rate of conversion that is below market value at issuance, this feature is characterized as a beneficial conversion feature (“BCF”).  We record a BCF as a debt discount pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ACF”) Topic 470-20 Debt with Conversion and Other Options. In those circumstances, the convertible debt is recorded net of the discount related to the BCF, and we amortize the discount to interest expense over the life of the debt using the effective interest method.

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We determined to implement the cumulative effect adjustment approach to our implementation of FASB ASC Topic 606, with no restatement of the comparative periods presented. We intend to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

In accordance with FASB ASC Topic 606, Revenue Recognition, we will recognize revenue when persuasive evidence of a significant financing component exists in our consulting and product sales contracts. We examine and evaluate when our customers become liable to pay for goods and services; how much consideration is paid as compared to the cash selling price of the goods or services; and, the length of time between our performance and the receipt of payment.

Product Sales

Revenue from product sales, including delivery fees, is recognized when an order has been obtained from the customer, the price is fixed and determinable when the order is placed, the product is shipped, title has transferred and collectability is reasonably assured. Generally, we drop-ship orders to our clients with shipping-point or destination terms. For any shipments with destination terms, the Company defers revenue until delivery to the customer. Given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales is fixed and determinable at the time the customer places the order, we are not of the opinion that our product sales indicate or involve any significant customer financing that would materially change the amount of revenue recognized under the sales transaction, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606.

Consulting Services

We also generate revenues from professional services consulting agreements. These arrangements are generally entered into on an hourly basis for a fixed-fee basis.

For hourly based fixed fee service contracts, we utilize and rely upon the proportional performance method, which recognizes revenue as services are performed. Under this method, in order to determine the amount of revenue to be recognized, we calculate the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable. We only recognize revenues as we incur and charge billable hours. Because our hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, we are of the opinion that such arrangements are not an indicator of a vendor or customer based significant financing, that would materially change the amount of revenue we recognize under the contract or would otherwise contain a significant financing component under FASB ASC Topic 606.

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement as a whole. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As, our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the year ended December 31, 2017, and December 31, 2016, we have incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

We occasionally enter into arrangements for which fixed and determinable revenues are contingent and agreed upon achieving a pre-determined deliverable or future outcome. Any contingent revenue for these arrangements is not recognized until the contingency is resolved and collectability is reasonably assured.

Costs of Revenues

Our policy is to recognize costs of revenue in the same manner in conjunction with revenue recognition. Cost of revenues include the costs directly attributable to revenue recognition and includes compensation and fees for services, travel and other expenses for services and costs of products and equipment. Selling, general and administrative expenses are charged to expense as incurred.

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2017 and December 31, 2016, these costs were $77,552 and $21,962, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2017 and December 31, 2016, stock-based compensation expense for restricted shares was $19,879,333 and 4,147,629, respectively. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards. During the year ended December 31, 2017 and December 31, 2016, compensation expense for warrants and options was $5,000,000 and $0, respectively.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the year ended December 31, 2017 and December 31, 2016, due to cumulative losses, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2017, and December 31, 2016, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

Net Income (Loss) Per Common Share

We report net income (loss) per common share in accordance with FASB ASC 260, “Earnings per Share”. This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted net income (loss) per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

Related Party Transactions

We follow FASB ASC subtopic 850-10, “Related Party Transactions”, for the identification of related parties and disclosure of related party transactions.

Pursuant to ASC 850-10-20, related parties include: a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Material related party transactions are required to be disclosed in the consolidated financial statements, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which statements of operation are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which statements of operations are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Marijuana Company of America, Inc. (Converge Global, Inc.)

We have audited the accompanying balance sheets of Marijuana Company of America, Inc. and its subsidiaries (“the Company”) as of December 31, 2017 and 2016 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations, changes in stockholders’ deficit and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, has an accumulated stockholders’ deficit, has negative working capital, has had no revenues from operations, and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Cornelius, NC

The United States of America

April 17, 2018

www.llcpas.net

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
Current assets:
Cash	$249,831	$147,486
Accounts receivable, net	4,862	9,124
Inventory	163,720	83,475
Total current assets	418,413	240,085

Property and equipment, net	13,568	—

Other assets:
Investments	695,477	—
Security deposit	2,500	—

Total assets	$1,129,958	$240,085

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$306,561	$324,889
Accrued compensation	—	32,710
Accrued interest	40,155	4,800
Debt obligation of Joint venture	1,500,000	—
Notes payable, related party	542,573	7,487
Convertible notes payable, net of debt discount of $924,340	394,555	—
Warrant liability	5,859,635	—
Derivative liability	1,934,097	—
Total current liabilities	10,577,576	369,886

Long term debt:
Convertible notes payable, net of debt discount of $308,280	172,856	—
Derivative liability	697,278	—
Total long term debt	870,134	—

Total liabilities	11,447,710	369,886

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of December 31, 2017 and 2016	10,000	10,000
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 2,103,464,006 and 1,620,996,998 shares issued and outstanding as of December 31, 2017 and 2016, respectively	2,103,464	1,620,996
Additional paid in capital	30,456,888	7,685,387
Accumulated deficit	(42,888,104)	(9,446,184)
Total stockholders' deficit	(10,317,752)	(129,801)

Total liabilities and stockholders' deficit	$1,129,958	$240,085

See the accompanying notes to these consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016
REVENUES:
Sales	$26,830	$8,729
Cost of sales	14,294	2,815

Gross Profit	12,536	5,914

OPERATING EXPENSES:
Selling, general and administrative expenses	21,272,758	4,744,382
Impairment of joint venture	2,292,500	—
Depreciation	2,576	—
Total operating expenses	23,567,834	4,744,382

Net loss from operations	(23,555,298)	(4,738,468)

OTHER INCOME (EXPENSES):
Interest expense, net	(5,842,802)	(530,411)
Loss on equity investment	(61,298)
(Loss) gain on change in fair value of derivative liabilities	(4,329,743)	14,208
Gain (loss) on settlement of debt	347,221	(147,785)
Total other income (expense)	(9,886,622)	(663,988)

Net loss before income taxes	(33,441,920)	(5,402,456)

Income taxes (benefit)	—	—

NET LOSS	$(33,441,920)	$(5,402,456)

Loss per common share, basic and diluted	$(0.017)	$(0.004)

Weighted average number of common shares outstanding, basic and diluted	1,929,424,081	1,286,547,260

See the accompanying notes to these consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2017

	Class A Preferred Stock		Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2015	10,000,000	$10,000	1,111,299,628	$1,111,299	$2,540,656	$(4,043,728)	$(381,773)
Common stock issued for services rendered	—	—	91,333,333	91,333	1,127,546	—	1,218,879
Sale of common stock	—	—	69,623,874	69,624	279,876	—	349,500
Common stock issued in settlement of notes payable	—	—	414,240,163	414,240	381,921	—	796,161
Cancellation of previously issued common stock	—	—	(65,500,000)	(65,500)	65,500	—	—
Beneficial conversion feature in connection with convertible notes payable	—	—	—	—	361,138	—	361,138
Stock based compensation	—	—	—	—	2,928,750	—	2,928,750
Net loss	—	—	—	—	—	(5,402,456)	(5,402,456)
Balance, December 31,2016	10,000,000	$10,000	1,620,996,998	$1,620,996	$7,685,387	$(9,446,184)	$(129,801)
Common stock issued for services rendered	—	—	344,033,333	344,033	18,724,550	—	19,068,583
Common stock issued in connection with joint venture	—	—	15,000,000	15,000	373,500	—	388,500
Common stock issued in settlement of convertible notes payable	—	—	3,000,000	3,000	81,000	—	84,000
Common stock issued in settlement of related party notes payable	—	—	62,721,553	62,722	553,373	—	616,095
Reclassification of derivative liabilities	—	—	—	—	2,201,041	—	2,201,041
Replacement of previously canceled common shares	—	—	20,000,000	20,000	(20,000)	—	—
Sale of common stock	—	—	8,166,667	8,167	76,833	—	85,000
Common stock issued for accrued officer compensation	—	—	29,545,455	29,546	(29,546)	—	—
Stock based compensation	—	—	—	—	810,750	—	810,750
Net loss	—	—	—	—	—	(33,441,920)	(33,441,920)
Balance, December 31, 2017	10,000,000	$10,000	2,103,464,006	$2,103,464	$30,456,888	$(42,888,104)	$(10,317,752)

See the accompanying notes to these consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,441,920)	$(5,402,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,576	—
Amortization of debt discount	1,042,999	401,138
Non cash interest	1,343,933	114,911
Impairment of investment in joint venture	2,292,500	—
Loss (gain) on change in fair value of derivative liabilities	4,329,743	(14,208)
Fair value of liability warrants issued as inducement fee	3,407,900	—
Stock based compensation	19,879,333	4,147,629
Notes payable issued in settlement of accrued compensation and expenses incurred	599,390	357,500
(Gain) loss on settlement of debt	(347,221)	147,785
Loss on equity investment	61,298	—
Changes in operating assets and liabilities:
Accounts receivable	4,262	(9,124)
Inventory	(80,245)	(83,475)
Security deposit	(2,500)	—
Accounts payable	22,419	65,576
Accrued compensation	(10,210)	32,710
Net cash used in operating activities	(895,743)	(242,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(1,160,775)	—
Purchase of property and equipment	(16,144)	—
Net cash used in investing activities	(1,176,919)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,576,500	40,000
Proceeds from issuance of notes payable, related party	513,507	—
Proceeds from sale of common stock	85,000	349,500
Net cash provided by operating activities	2,175,007	389,500

Net (decrease) increase in cash	102,345	147,486

Cash-beginning of period	147,486	—
Cash-end of period	$249,831	$147,486

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

Non cash financing activities:
Beneficial conversion feature related to convertible notes payable	$—	$361,138
Common stock issued in settlement of related party notes payable	$616,095	$796,161
Common stock issued in settlement of convertible notes payable	$84,000	$—
Fair value of liability warrants canceled in settlement of debt	$279,999	$—
Common stock issued in connection with joint venture	$388,500	$—

See the accompanying notes to these consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis and business presentation

Marijuana Company of America, Inc. (The “Company”) was incorporated under the laws of the State of Utah in October 1985 under the name Mormon Mint, Inc. The corporation was originally a startup company organized to manufacture and market commemorative medallions related to the Church of Jesus Christ of Latter Day Saints. On January 5, 1999, Bekam Investments, Ltd. acquired one hundred percent of the common shares of the Company and spun the Company off changing its name Converge Global, Inc. From August 13, 1999 until November 20, 2002, the Company focused on the development and implementation of Internet web content and e-commerce applications. In October 2009, in a 30 for 1 exchange, the Company merged with Sparrowtech, Inc. for the purpose of exploration and development of commercially viable mining properties. From 2009 to 2014, we operated primarily in the mining exploration business.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2017 and 2016, allowance for doubtful accounts was $-0-.

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

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of December 31, 2017, there were outstanding stock options to purchase 1,000,000,000 shares of common stock, 750,000,000 shares of which were vested. (See Note 10)

Net Loss per Common Share, basic and diluted

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The computation of basic and diluted income (loss) per share as of December 31, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	2017	2016
Convertible notes payable	46,108,713	—
Options to purchase common stock	1,000,000,000	1,000,000,000
Warrants to purchase common stock	99,953,846	—
Restricted stock units	10,000,000	10,000,000
Total	1,156,062,559	1,010,000,000

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years.

Investments

The Company follows Accounting Standards Codification subtopic 321-10, Investments-Equity Securities (“ASC 321-10) which requires the accounting for equity security to be measured at fair value with changes in unrealized gains and losses are included in current period operations. Where an equity security is without a readily determinable fair value, the Company may elect to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes (See Note 4).

Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company's own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free-standing derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The Company has adopted a sequencing policy that reclassifies contracts (from equity to assets or liabilities) with the most recent inception date first. Thus any available shares are allocated first to contracts with the most recent inception dates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short term notes because they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $77,552 and $44,688 for the year ended December 31, 2017 and 2016, respectively; as advertising costs.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2017, and 2016, the Company has not recorded any unrecognized tax benefits.

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

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Adoption of Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted.

The Company has determined that the adoption of ASU-2014-09 will not have a material impact on its financial statements.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during year ended December 31, 2017, the Company incurred net losses of $33,441,920 and used cash in operations of $895,743. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds in 2017 and 2016 has been from revenue generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2017 and beyond as it develops its business model. The Company has stockholders' deficiencies at December 31, 2017 and requires additional financing to fund future operations.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2017 and 2016 is summarized as follows:

	2017	2016
Computer equipment	$11,004	$—
Furniture and fixtures	5,140	—
Subtotal	16,144	—
Less accumulated depreciation	(2,576)	—
Property and equipment, net	$13,568	$—

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $2,576 and $0 for the year ended December 31, 2017 and 2016.

NOTE 4 – INVESTMENTS

MoneyTrac

On March 13, 2017, the Company entered into a stock purchase agreement to acquire up to 15,000,000 common shares of MoneyTrac Technology, Inc., a corporation organized and operating under the laws of the state of California, for a total purchase price of $250,000 representing approximately 19.8% ownership at the time of the agreement. As of December 31, 2017, the Company had acquired 15,000,000 common shares for $250,000 representing approximately 15% ownership. In connection with the investment, Donald Steinberg, the Company’s President and Chief Executive Officer and Director, was appointed as a board member to MoneyTrac.

The Company accounts for its investment in MoneyTrac Technology, Inc. at estimated market fair value. The Company has elected to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes since the equity security does not have a readily determinable fair value.

BV-MCOA Management, LLC

The standalone unaudited financial statements of the BV- MCOA Management LLC Joint Venture for the year ended December 31, 2017 and December 31, 2016 were as follows:

	2017	2016
Cash	$187,312.40	$—
Notes Receivable	79,811	$—
Fixed Assets	161,175	$—
Land	274,000	$—
Total Assets	$702,298.23	$—

Accounts Payable	4,365	$—
Total Liabilities	$4,364.55	$—

Equity	697,934	$—
Total Assets and Liabilities	$702,298.23	$—

On March 16, 2017, the Company entered into a Joint Venture Agreement (“Agreement”) with Bougainville Ventures, Inc., a corporation organized under the laws of Canada to engage in the development and promotion of products in the legalized marijuana industry in the state of Washington under the name of BV-MCOA Management LLC. Ownership and voting control is divided on a 49.5% basis with neither party having effective control.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The total investment of $345,477 is comprised of a 49.5% ownership of BV-MCOA Management LLC and is accounted for using the equity method of accounting. The Company’s 50% income earned by BV-MCOA Management LLC will recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  The Company’s 50% loss incurred by the Company’s interest was $50,523 and $0 for the years ended December 31, 2017 and 2016 and was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods. A $792,500 impairment write down was recorded against this investment for the year ended December 31, 2017 to reflect the Company’s percentage of ownership of the net book value of the investment.

Benihemp

On June 16, 2017, the Company entered into a Loan Agreement (“Agreement”) with Conveniant Hemp Mart, LLC (“Benihemp”), a limited liability company formed and operating under the laws of the State of Wyoming. Pursuant to the Agreement, Benihemp executed a promissory note for a principal loan amount of $50,000, accruing interest at the rate of 4% per annum and payable in one year, subject to one-time six-month repayment extension. The Agreement also provided that the Company shall have the option to waive repayment of the note and pay Benihemp an additional $50,000 payment in exchange for a 25% membership interest in Benihemp’s limited liability company.

GateC Research, Inc.

On March 17, 2017, the Company and GateC Research, Inc. (“GateC”) entered into a Joint Venture Agreement (“Agreement”) whereby the Company committed to raise up to one and one-half million dollars ($1,500,000) over a six-month period, with a minimum commitment of five hundred thousand ($500,000 USD) within a three (3) month period; and, information establishing brands and systems for the representation of marijuana related products and derivatives comprised of management, marketing and various proprietary methodologies, including but not limited to its affiliate marketing program, directly tailored to the marijuana industry.

GateC agreed to contribute its management and control services and systems related to marijuana grow operations in Adelanto County, California, and its permit to grow marijuana in an approved zone in Adelanto, California. GateC did not own a physical site for its operation in Adelanto County, California, and GateC’s permit to grow marijuana did not contain a conditional use permit.

On or about November 28, 2017, GateC and the Registrant orally agreed to a suspension of the Registrant’s funding commitment, pending the finalization of California State regulations governing the growth, cultivation and distribution of marijuana.

On March 19, 2018, subsequent to these financial statements, the Company terminated a material definitive agreement not made in the ordinary course of its business. The parties to the agreement are the Company and GateC. With the exception of the entry into a Recession and Mutual Release Agreement terminating the material definitive agreement, no material relationship exists between the Registrant, or any of the Registrant’s affiliates or control persons on the one hand, and GateC, and any of its affiliates or control persons on the other hand.

In connection with the agreement dated November 28, 2017, the Company recorded a debt obligation of $1,500,000 to the Joint Venture and a corresponding impairment charge of $1,500,000 relating the Agreement dated March 17, 2017.

Global Hemp Group JV

On August 31, 2017, the Company entered into a Joint Venture Agreement (“Agreement”) with Global Hemp Group, Inc., a Canadian corporation (“Global Hemp Group”). The Company will assist Global Hemp Group in developing commercial hemp production in New Brunswick, Canada. In the first year of the Agreement, the Company will share the costs of the ongoing hemp trial in New Brunswick; provide its expertise in developing hemp cultivation going forward; and, be granted a right of first refusal as Global Hemp Group’s primary off-taker of any raw materials produced from the project. The Company’s joint venture partner, Global Hemp Group, also partnered with Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick, to assist in conducting research with the hemp trials. The trials are taking place on the Acadian peninsula of New Brunswick, and the initial trials to establish commercial cultivation pursuant to the Agreement are expected to be completed in 2018. The Company’s costs incurred by the Company’s interest was $10,775 and $0 for the years ended December 31, 2017 and 2016 and was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 5 – ACCOUNTS PAYABLE

During the years ended December 31, 2017 and 2016, the Company settled outstanding payables with vendors. In connection with the settlement, the Company recorded a gain of $4,822 and $7,442 for the years ended December 31, 2017 and 2016, respectively.

NOTE 6 – NOTES PAYABLE

Purchase agreement CBD Global, Inc.

On July 12, 2016, the Company entered into a payment agreement with CBD Global, Inc. for the supply of raw materials used in the sale of the Company’s product for an aggregate amount of $15,000.

Under the terms of the payment agreement, the Company and the vendor agreed to payments, net 30 days from delivery, 75% cash and 25% of the Company’s common stock at a fixed conversion rate of $0.00335.

In accordance ASC 470-20, Debt (“ASC 470-20”), the Company recognized an embedded beneficial conversion feature present in the note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $3,638 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the note. The debt discount attributed to the beneficial conversion feature was charged to current period operations as interest expense.

NOTE 7 – NOTES PAYABLE, RELATED PARTY

As of December 31, 2017 and 2016, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company. The issued notes are unsecured, due on demand and bear 5% interest for 2017 notes and non-interest bearing for 2016 notes.

Convertible promissory notes

On June 30, 2017, the Company issued 5% convertible promissory notes for an aggregate of $614,347 due June 30, 2018 for consideration of $585,092, after original interest discount (“OID”) of $29,255; unsecured.

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

The determined fair value of the debt derivatives of $1,317,555 was charged as a debt discount up to the net proceeds of the notes with the remainder of $732,463 charged to current period operations as non-cash interest expense.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

During the year ended December 31, 2017, the Company issued an aggregate of 62,721,553 shares of its common stock in settlement of the issued notes payable and accrued interest.

For the year ended December 31, 2017, the Company recorded amortization of debt discounts of $585,092 as a charge to interest expense.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

Convertible notes payable are comprised of the following:

	2017	2016
Convertible note payable-DTTO- due April 30, 2018	$111,111	$—
Convertible notes payable-St George-last due April 27, 2019	1,688,920	—
Total	1,800,031	—
Less debt discounts	(1,232,620)	—
Net	567,411	—
Less current portion	(394,555)	—
Long term portion	$172,856	$—

Convertible debenture-Guillermo Haro

On October 13, 2016, the Company issued a convertible debenture for $40,000, due January 13, 2017, bearing interest of 12% per annum due upon conversion and is unsecured.

The debenture is convertible, at any time, into shares of the Company’s common stock at the published last three closing prices for the Company prior to the date of conversion.

The Company has identified the embedded derivatives related to the above described debenture. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the Notes and to fair value as of each subsequent reporting date.

At the funding dates of the debenture, the Company determined the aggregate fair value of $154,910 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 482.68%, (3) weighted average risk-free interest rate of 0.30%, (4) expected life of 0.25 years, and (5) estimated fair value of the Company's common stock from $0.0155 per share.

The determined fair value of the debt derivatives of $154,910 was charged as a debt discount up to the net proceeds of the note with the remainder of $114,910 charged to 2016 operations as non-cash interest expense.

On December 30, 2016, the Company issued 3,440,860 shares of its common stock in settlement of the outstanding debenture and accrued interest. In connection with the settlement, the Company recorded a loss on settlement of debt of $95,955 representing the fair value of common shares issued at conversion in excess of the terms of the note.

Convertible note payable-DTTO

Effective March 30, 2017, the Company issued a 6.5% convertible promissory note for an aggregate of $2,777,778 due April 30, 2018 for consideration of $2,500,000, after original interest discount (“OID”) of $277,778; unsecured.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

At the funding date of the note, the Company determined the aggregate fair value of $374,100 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 448.42% to 448.47%, (3) weighted average risk-free interest rate of 1.13% to 1.15%, (4) expected life of 0.58 to .59 years, and (5) estimated fair value of the Company's common stock from $0.0375 to $0.0376 per share.

The determined fair value of the debt derivatives of $374,100 was charged as a debt discount up to the net proceeds of the note with the remainder of $234,100 charged to operations as non-cash interest expense.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Further, the Agreement settled two outstanding fixed convertible promissory notes the Company executed in favor of Tangiers: one in the amount of two hundred and fifty thousand dollars ($250,000.00), of which Tangiers had advanced eighty-five thousand dollars ($85,000) to the Company, with total principal and interest due in the amount of ninety-three thousand, five hundred dollars ($93,500); and one in the amount of fifty thousand dollars ($50,000), with total principal and interest due in the amount of fifty-five thousand dollars ($55,000). In addition, previously issued warrants to acquire 10,000,000 shares of the Company’s common stock were returned and canceled.

The Agreement further provided that in order to affect a prepayment of the fixed convertible promissory note in the amount of two hundred and fifty thousand dollars ($250,000), the Company agreed to pay a prepayment penalty of eighteen thousand, five hundred dollars ($18,500), resulting in a total payable on this note in the amount of one hundred and twelve thousand, two hundred dollars ($112,200).

The Company agreed to settle the notes by paying Tangiers one hundred and sixty-seven thousand, two hundred dollars ($167,200) and issuing Tangiers three million shares of the Company’s restricted common stock. The Company and Tangiers agreed to mutual releases of all claims.

On October 10, 2017, the Company issued 3,000,000 shares of common stock and paid $167,200 in full settlement of the outstanding Tangiers notes recognizing a gain on settlement of debt of $342,399. The gain was determined by the fair value of the common shares obligated at the time of settlement of 11,200,000 less the 3,000,000 issued to settle, net with cash paid plus the fair value of the canceled liability warrants.

Convertible notes payable-St George Investments

Effective July 3, 2017, the Company issued a secured convertible promissory note in aggregate of $752,500 to St George Investments LLC (“St George”). The promissory note is bears interest at 10% per annum, is due upon maturity sixteen months after purchase price date and includes an original issue discount (“OID”) of $67,500. In addition, the Company agreed to pay $10,000 for legal, accounting and other transaction costs of the lender. The promissory note was funded in five tranches of $422,500, $27,500, $167,200 and $107,800; net of OID and transaction costs. As an investment incentive, the Company issued 33,653,846, 5 year cashless warrants, exercisable at $.04 with certain reset provisions.

Forbearance agreement

On August 4, 2017, the Company entered into a forbearance agreement with St. George Investments LLC, due to the Company’s alleged breached of certain default provisions of the secured promissory note entered into with St. George on July 3, 2017. The alleged breach occurred due to the Company entering into an investment agreement with Tangiers on July 15, 2017 and issued a fixed convertible promissory note to Tangiers. Due to the alleged breach, St George has the right, among other things, to accelerate the maturity date of the note, increase interest from 10% to 22% and cause the balance of the outstanding promissory note to increase due to the application of the default provisions.

St. George agreed to refrain and forbear from bringing any action to collect under the promissory note, including the interest rate increase and balance increase, with respect to the alleged default. As consideration of the forbearance, the Company agreed to accelerate the installment conversions from 1 year to 6 months and to add an additional OID of $112,875, which will be considered fully earned as of August 4, 2017, nonrefundable and to be included in the first tranche. The Company and St George ratified the outstanding balance, after the added OID and accrued interest, of $868,936 as of August 4, 2017.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

As of December 31, 2017, the Company had received aggregate net proceeds of $675,000 under the note. Gross face amount was $752,500, after additions for OID and other related costs.

Effective November 1, 2017, the Company issued a secured convertible promissory note in aggregate of $601,420 to St George Investments LLC (“St George”). The promissory note is bears interest at 10% per annum, is due upon maturity sixteen months after purchase price date and includes an original issue discount (“OID”) of $59,220. The promissory note was funded on November 11, 2017 of $542,200; net of OID and transaction costs.

As of December 31, 2017, the Company had received aggregate net proceeds of $542,200 under the note. Gross face amount was $601,420, after additions for OID and other related costs.

Effective December 20, 2017, the Company issued a secured convertible promissory note in aggregate of $335,000 to St George Investments LLC (“St George”). The promissory note is bears interest at 10% per annum, is due upon maturity sixteen months after purchase price date and includes an original issue discount (“OID”) of $35,000. The promissory note was funded on December 27, 2017 of $542,200; net of OID and transaction costs. As an investment incentive, the Company issued 33,653,846, 5 year cashless warrants, exercisable at $.04 with certain reset provisions.

As of December 31, 2017, the Company had received aggregate net proceeds of $300,000 under the note. Gross face amount was $335,000, after additions for OID and other related costs.

The promissory notes are convertible, at any time at the lender’s option, at $0.04. However, in the event the Company’s market capitalization (as defined) falls below $35,000,000, the conversion rate is 60% of the 3 lowest closing trade prices due the 20 trading days immediately preceding date of conversion, subject to additional adjustments, as defined. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the lender conversion price.

The Company has a right to prepayment of the note, subject to a 20% prepayment premium and is secured by a trust deed of certain assets of the Company.

At the funding dates of the notes, the Company determined the aggregate fair value of $414,997 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 447.62% to 448.40%, (3) weighted average risk-free interest rate of 1.19% to 1.13%, (4) expected life of 1.33 years, and (5) estimated fair value of the Company's common stock from $0.0231 to $0.0355 per share.

The determined fair value of the debt derivatives of $414,997 was charged as a debt discount up to the net proceeds of the note with the remainder of $809 charged to operations as non-cash interest expense.

Additionally, date of issuance, the Company determined the aggregate fair value of $3,032,900 of the issued warrants. The fair value of the warrants were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 436.55% to 448.94%, (3) weighted average risk-free interest rate of 1.93% to 2.15%, (4) expected life of 5.00 years, and (5) estimated fair value of the Company's common stock from $0.0205 to $0.0355 per share.

The determined fair value of the issued warrants of $3,032,900 was charged as an inducement cost and charged to operations as non-cash interest expense.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

At December 31, 2017, the Company determined the aggregate fair values of $1,934,097 and $5,859,635 of embedded derivatives and warrant liabilities, respectively. The fair values were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 436.67%, (3) weighted average risk-free interest rate of 1.39% to 2.20%, (4) expected life of 0.33 to 4.96 years, and (5) estimated fair value of the Company's common stock from $0.0588 per share.

For the year ended December 31, 2017, the Company recorded a loss on change in fair value of derivative liabilities of $4,329,743 and recorded amortization of debt discounts of $1,042,999 as a charge to interest expense, respectively.

NOTE 9 – DERIVATIVE LIABILITIES

As described in Notes 7 and 8, the Company issued convertible notes and warrants that contained conversion features and a reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

NOTE 10 – STOCKHOLDERS’ DEFICIT

 Preferred stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock as of September 30, 2017 and December 31, 2016. As of December 31, 2017 and 2016, the Company has designated and issued 10,000,000 shares of Class A Preferred Stock.

Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

Common stock

The Company is authorized to issue 5,000,000,000 shares of $0.001 par value common stock as of December 31, 2017 and 2016. As of December 31, 2017 and 2016, the Company had 2,103,464,006 and 1,620,996,998 common shares issued and outstanding.

In 2016, the Company issued an aggregate of 91,333,333 shares of its common stock for services rendered with an estimated fair value of $1,218,879.

In 2016, the Company issued an aggregate of 409,674,303 shares of its common stock in settlement of related party notes payable in aggregate of $450,642.

In 2016, the Company issued an aggregate of 4,565,860 shares of its common stock in settlement of notes payable and purchase agreements of $43,750.

In 2016, the Company canceled and returned to treasury an aggregate of 65,500,000 shares of previously issued common stock.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

In 2016, the Company sold an aggregate of 69,623,874 shares of its common stock for net proceeds of $349,500.

In December 2016, the Company’s board of directors approved bonuses to the officers of the Company of an aggregate of 25,000,000 shares. As such, the Company recorded stock based compensation of $2,025,000 based on the fair value at the date of grant.

During the year ended December 31, 2017, the Company issued an aggregate of 344,033,333 shares of its common stock for services rendered with an estimated fair value of $19,068,583.

During the year ended December 31, 2017, the Company issued an aggregate of 29,545,455 shares of its common stock for prior year officer stock-based compensation accrual.

During the year ended December 31, 2017, the Company issued an aggregate of 20,000,000 shares of its common stock as replacement shares previously canceled in 2016 as part of settlement agreement.

During the year ended December 31, 2017, the Company sold an aggregate of 8,166,667 shares of its common stock for net proceeds of $85,000.

During the year ended December 31, 2017, the Company issued an aggregate of 62,721,553 shares of its common stock in settlement of $616,095 related party notes payable and accrued interest.

During the year ended December 31, 2017, the Company issued 3,000,000 shares of its common stock in part settlement of $140,000 convertible notes payable, accrued interest and penalties.

During the year ended December 31, 2017, the Company issued 15,000,000 shares of its common stock as part investment into Bougainville Ventures, Inc.

Options

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from using the Company’s historical stock prices. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla" options, as defined in the accounting standards codification.

The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The following table summarizes the stock option activity for the years ended December 31, 2017 and 2016:

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	1,000,000,000	$0.005	9.77	$23,300,000
Granted	-
Forfeitures or expirations	-
Outstanding at December 31, 2016	1,000,000,000	$0.005	8.76	$76,000,000
Granted	-
Forfeitures or expirations	-
Outstanding at December 31, 2017	1,000,000,000	$0.005	7.76	53,800,000

Exercisable at December 31, 2017	750,000,000	$0.005	7.76	$40,350,000

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0588 as of December 31, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at December 31, 2017:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.005	1,000,000,000	7.76	750,000,000

As of December 31, 2017, stock-based compensation of $450,000 remains unamortized and is expected to be amortized over the weighted average remaining period of 0.75 years.

The stock-based compensation expense related to option grants was $600,000 and $600,000 during the year ended December 31, 2017 and 2016, respectively.

Warrants

The following table summarizes the stock warrant activity for the two years ended December 31, 2017:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2016	-	$-		$-
Granted	-
Forfeitures or expirations	-
Outstanding at December 31, 2016	-
Granted	109,653,846	$0.039	$5.00	$158,000
Forfeitures or expirations	(10,000,000)	$0.025
Outstanding at December 31, 2017	99,653,846	$0.04	4.81	$1,873,492

Exercisable at December 31, 2017	99,653,846	$0.04	4.81	$1,873,492

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0588 as of December 31, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to warrants at December 31, 2017:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.04	99,653,846	4.81	99,953,846

In connection with the issuance of convertible notes payable, the Company issued an aggregate of 109,653,846 warrants to purchase the Company’s common stock from $0.025 to $0.04, vesting immediately and expiring 5 years from the date of issuance. (See Note 8)

Restricted Stock Units (“RSU”)

The following table summarizes the restricted stock activity for the nine months ended September 30, 2017:

Restricted shares units issued as of January 1, 2016	—
Granted	10,000,000
Forfeited	—
Total Restricted Shares Issued at December 31, 2016	10,000,000
Granted	—
Forfeited	—
Total Restricted Shares Issued at December 31, 2017	10,000,000
Vested at December 31, 2017	—
Unvested restricted shares as of December 31, 2017	10,000,000

In April 2016, the Company granted to Robert Cronin and Robert Peak an aggregate of 10,000,000 shares of restricted common stock each vesting two years from Anniversary. On November 3, 2016, Mr. Cronin and Mr. Peak each agreed to return to treasury all 20,000,000 shares to the Company, and the Company agreed to issue Mr. Cronin and Mr. Peak 2,500,000 restricted shares each. The fair value of the granted restricted stock units vested in 2017 and 2016 of $210,750 and $303,750 was recognized in operations as stock based compensation.

As of December 31, 2017, stock-based compensation related to restricted stock awards of $73,500 remains unamortized and is expected to be amortized over the weighted average remaining period of 0.25 years.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 11 — FAIR VALUE MEASUREMENT

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

As of December 31, 2017 and 2016, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of December 31, 2017 and 2016, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warrant liability as of December 31, 2017, in the amount of $2,631,375 and $6,447,631, respectively, have a level 3 classification.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the two years ended December 31, 2017:

	Warrant Liability	Debt Derivative
Balance, January 1, 2016	$—	$—
Initial fair value of debt derivative at note issuance	—	154,911
Mark-to-market at December 31, 2016	—	(14,208)
Transfers out of Level 3 upon conversion or payoff of notes payable	—	(140,703)
Balance, December 31, 2016	$—	$—
Total (gains) losses
Initial fair value of debt derivative at note issuance		3,383,913
Initial fair value of warrant liability at issuance	3,407,900
Mark-to-market at December 31, 2017:	2,731,734	1,598,009
Transfers out of Level 3 upon conversion or payoff of notes payable or cancellation of warrant	(279,999)	(2,350,547)
Balance, December 31, 2017	$5,859,635	$2,631,375
Net gain (loss) for the period included in earnings relating to the liabilities held during the period ended December 31, 2017	$(2,731,734)	$(1,598,009)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended December 31, 2017, the Company’s stock price increased significantly from initial valuations. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related and working capital purposes. As of December 31, 2017, and 2016, there were no related party advances outstanding.

As of December 31, 2017, and 2016, accrued compensation due officers and executives included as accrued compensation was $0 and $32,710, respectively.

In 2017 and 2016, the Company issued for accrued compensation and subsequently converted to common stock an aggregate of $195,000 and $357,500 notes payable.

In 2016, the Company issued for incurred expenses and subsequently converted to common stock an aggregate of $93,142 convertible notes payable. In connection with the settlement, the Company incurred a $59,272 loss on settlement of debt

At December 31, 2017 and 2016, there were an aggregate of $542,573 and $7,487 notes payable due to officers. The notes are at 5% per annum and non-interest bearing, respectively, and are due on demand.

On August 31, 2017, the Company entered into a joint venture agreement with Global Hemp Group, Inc., a Canadian corporation. The Company’s Director, Charles Larsen, is the President, Director and shareholder of Global Hemp Group, Inc. The Company’s Director, President and Chief Executive Officer, Donald Steinberg, is a shareholder of Global Hemp Group, Inc. The Company’s Chief Financial Officer, Robert L. Hymers, III, is a shareholder of Global Hemp Group, Inc.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Employment contracts

Effective January 1, 2016, the Company entered into employment contracts with Donald Steinberg (Chief Executive Officer), Charles Larsen (Director) and Robert Hymers (Chief Financial Officer) for annual compensation of $180,000, $120,000 and $90,000, respectively. The contracts are for a one year term with automatic renewal. For each fiscal year, the officers are eligible to receive an annual bonus based on the sole and absolute discretion of the board of directors. In addition, during the employment term, the officers are eligible to participate in the Marijuana Company of America, Inc. Equity Incentive Plan, as determined by the board of board of directors and any fringe benefits and perquisites consistent with the practices of the Company and to the extent the Company provides similar benefits or perquisites (or both) to similarly situated executives of the Company during employment term.

The employment contracts can be terminated by either the Company or the officer at any time for any reason with at least a 30-day notice. Should termination occur by the Company without cause and subject to certain limitations (as defined); the officer is entitled to one year base pay and target bonus for the year in which termination occurs, as a lump sum payment 30 days following termination. In addition, subject to the Marijuana Company of America, Inc. Equity Incentive Plan or any successor Plan, all previously granted and outstanding equity based compensation awards shall become fully vested and exercisable for their remaining terms (subject to limitations).

Operating lease

On June 16, 2017, the Company entered into a lease agreement, whereby the Company leased for office space in Escondido, California, commencing July 1, 2019 and expiring on June 30, 2019 at a base monthly lease rate of $1,234 per month.

Future minimum lease payments under these three agreements are as follows:

Year Ending December 31,
2018	$14,805
2019	7,403
$22,208

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2016 or 2015.

NOTE 14 – INCOME TAXES

At December 31, 2017, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $42,888,104, expiring in the year 2037, that may be used to offset future taxable income, but could be limited under Section 382. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.  During the year ended December 31, 2017, the Company has increased the valuation allowance from $9,446,184 to $42,988,104.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

We have adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns.  ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.

Tax position that meet the more likely than not threshold is then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement.  The Company had no tax positions relating to open income tax returns that were considered to be uncertain. We file income tax returns in the U.S. and in the state of California and Utah with varying statutes of limitations.

The Company is required to file income tax returns in the U.S. Federal jurisdiction and in California. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2013.

The Company’s deferred taxes as of December 31, 2017 and 2016 consist of the following:

	2017	2016
Non-Current deferred tax asset:
Net operating loss carry-forwards	$41,560,772	$9,446,184
Valuation allowance	(41,560,772)	(9,446,184)
Net non-current deferred tax asset	$—	$—

NOTE 15 – SUBSEQUENT EVENTS

On March 19, 2018. GateC and the Company rescinded the joint venture agreement dated March 16, 2017 and concurrently released each other from any all any and all losses, claims, debts, liabilities, demands, obligations, promises, acts, omissions, agreements, costs and expenses, damages, injuries, suits, actions and causes of action, of whatever kind or nature, whether known or unknown, suspected or unsuspected, contingent or fixed, that they may have against each other and their Affiliates, arising out of the joint venture agreement.

On April 14, 2018, Money Trac Technology, Inc. informed the Company that due to unregistered sales of its common stock, the Company’s interest in Money Trac was reduced to approximately 6%.

On February 2, 2018, the Company issued 1 million common shares to Caren Glasser as consideration for an engagement agreement for services. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Glasser was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Glasser full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Glasser acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 11, 2018, the Company issued 34.5 million common shares to the William Miertschin Revocable Trust as a replacement for a lost stock certificate, and pursuant to the order of the Texas District Court, case no. DC-17-16531, dated March 14, 2018. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Miertschin Trust was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Miertschin Trust full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Miertschin Trust acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of December 31, 2017, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

The Company has no reportable changes to its internal controls over financial reporting for the period covered by this report.

The Company will continually enhance and test its internal controls over financial reporting on a continuing basis. Additionally, the Company’s management, under the control of its Chief Executive Officer and Chief Financial Officer, will increase its review of its disclosure controls and procedures on an ongoing basis. Finally, the Company plans to designate, in conjunction with its Chief Financial Officer, individuals responsible for identifying reportable developments and the process for resolving compliance issues related to them. The Company believes these actions will focus necessary attention and resources in its internal accounting functions.

ITEM 9B. OTHER INFORMATION

Not applicable.

35

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director nominee, as of December 31, 2017.

Name	Principal Occupation	Age	Director Since
Donald Steinberg	Director, Chairman of the Board, Principal Executive Officer	68	2015
Charles Larsen	Director	59	2015
Robert Hymers, III	Chief Financial Officer, Director	34	2015

Donald Steinberg, Director. Mr. Steinberg’s business experience began in 1986 when he developed stock option volatility analysis and trading programs. His work led him to a management position of floor traders on multiple options exchanges, including the Chicago Board of Options Exchange and the Pacific Options Exchange. Ultimately, Mr. Steinberg used his trading and volatility programs to manage options trading centers in Chicago, Philadelphia and California, where he managed and directed floor traders. This experience gave Mr. Steinberg the fundamental knowledge of finance and operations and gave him insight into the management skills necessary to operate a company with discrete centers and many employees. Beginning in the early 90’s, Mr. Steinberg co-founded Globalcom 2000 and entered into the prepaid phone card business. Globalcom 2000 became one of the largest and fastest growing phone card companies in the United States. Among the many firsts accomplished in that business was an account with 7-11, which Mr. Steinberg personally closed, and which made Globalcom 2000 the first phone card in the country with a corporate logo.

In 1994, Mr. Steinberg developed an interest in the telecom “Callback” business and co-founded “One World Communications.” Mr. Steinberg subsequently traveled the world, opening up 187 training centers in only 9 months, and created an international multi-level-marketing (“MLM”) global sales force selling telecom services. In 2006, Mr. Steinberg formed Club Vivanet as an International MLM, selling a variety of services. In 2009, he merged Club Vivanet with a publicly traded company. In 2008, Mr. Steinberg recognized the emerging opportunities in the medical marijuana industry and changed the name of Club Vivanet to Medical Marijuana Inc. (OTC: MJNA), which is believed to be America’s first publicly traded company in the medical marijuana industry. Mr. Steinberg left Medical Marijuana, Inc. in 2011 and in 2013, Mr. Steinberg launched Global Hemp Group, Inc. (OTC: GBHPF) with Mr. Charles Larsen, as they recognized the momentum building in the emerging global hemp industry. Over the last five years, Mr. Steinberg has followed the developing cannabis business, the new laws and regulations governing it, and business trends in this growing market. Mr. Steinberg has also studied possible banking solutions for the cannabis market.

Charles Larsen, Director. Mr. Larsen attended the Pepperdine University Graziadio School of Business in Los Angeles and served in the U.S. Coast Guard from 1981 through 1988. From 1989 through 1991, Mr. Larsen served as operations manager with the Commodity Trading Advisor (CTA) Peskin & Associates in Chicago, Illinois, where his primary duties included organization and management of investment operations, management of client billing, the development of a custom trade order management system, monitoring of trading operations and floor broker communications. From 1991 through 1995, Mr. Larsen served as an implementation consultant for Integrated Decision Systems in Los Angeles, CA. In this capacity, Mr. Larsen implemented portfolio management and trade order management systems, determined operational deficiencies and solutions, and managed custom training programs and development projects. From 1995 through 2006, Mr. Larsen served as Senior Vice President of Operations and Business Development for Tower Asset Management in Beverly Hills, CA. Here, Mr. Larsen managed operations, client billing, daily portfolio reconciliation, compliance and regulatory reporting. Mr. Larsen also was a member of Tower’s Investment Committee and Executive Management Committee. From 2006 through 2007, Mr. Larsen was Chief Operating Officer and Chief Financial Officer at Financial Management Advisors of Century City, CA, where his duties focused on management of operations, finance and compliance. From 2007 to 2009, Mr. Larsen worked for Polaris International Holdings in Huntington Beach, CA focused on the preparation of corporate financials and regulatory compliance. In 2009 Mr. Larsen helped found Medical Marijuana, Inc. and focused on operations, compliance and acquisition sourcing and due diligence. From 2012 through 2013, Mr. Larsen was an independent business consultant serving corporations including Global Payout, Inc., of San Diego, CA and BG Medical Technologies, Inc. of Los Angeles, CA. Beginning in 2013, Mr. Larsen co-founded and remains the President and Chief Executive Officer of Global Hemp Group, Inc. (OTC: GBHPF). With Global Hemp Group, Mr. Larsen’s duties include corporate compliance and administration, hemp and medical marijuana compliance, and business development in Canada and internationally, all positions he continues in as of the date of this filing. From 2013 to the present, Mr. Larsen has been the Company’s co-founder, director and strategic advisor, advising management on public company compliance and administration, business development, medical and recreational marijuana compliance, sourcing, and overall operations on a daily basis.

Robert Leslie Hymers, III Director. Mr. Hymers was the past president and CEO of Everlert, Inc. (OTC: EVLI). Mr. Hymers is a licensed CPA in the state of California. During his career as a tax professional at Ernst & Young, LLP, Mr. Hymers provided tax services to several prominent entertainment and real estate companies. His extensive experience with Entertainment and Private Equity industries together with his prolonged involvement with public companies in different roles makes him a key asset to the Company. Mr. Hymers has also served as the CFO of Global Hemp Group (OTC: GBHPF) and is the Managing Partner of Pinnacle Tax Services, LLC. Mr. Hymers holds a Master of Science in Taxation degree and a Bachelor's of Science degree in Accountancy from California State University, Northridge. He is the founding managing editor of the University's: "Tax Development Journal." Mr. Hymers is also a financial consultant for Cannabis Strategic Ventures Inc. (OTC: NUGS). Mr. Hymers is one of nine professionals that was appointed to a newly formed Cannabis Advisory Taxation Taskforce (CATT) to help the California state legislature develop and enhance new cannabis tax laws and regulations.

36

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer, chief development officer, chief operating officer and chief technology officer. The following table sets forth information regarding our executive officers as of December 31, 2016.

Name	Principal Occupation	Age	Officer Since
Donald Steinberg	Principal Executive Officer	68	2015
Robert Hymers, III	Chief Financial Officer	34	2016

Mr. Steinberg’s biographical summary is included under “Our Board of Directors.”

Mr. Hymers, III’s biographical summary is included under “Our Board of Directors.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, Donald Steinberg filed Form 4 late for twenty-two transactions and Charles Larsen filed Form 4 late for three transactions. Otherwise, we believe that all filing requirements applicable to our other executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2017 were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Donald Steinberg,	2017	180,000	5,676,000	—	—	—	5,676,000
Principal	2016	180,000	—	789,000	—	—	969,000
Executive Officer	2015	—	—	—	—	—	—

Robert Hymers, III	2017	90,000	4,326,000	—	—	—	4,416,500
Chief Financial Officer	2016	90,000	—	394,500	—	—	484,500

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Outstanding Equity Awards at December 31, 2017

As of December 31, 2017, no stock-based compensation awards to any of our named executive officers were outstanding.

37

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2017 by each individual who served as a non-employee director at any time during the fiscal year:

2017 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Donald Steinberg	0	6,575,000	6,575,000
Charles Larsen	0	6,575,000	6,575,000
Robert L. Hymers, III	0	4,805,500	4,805,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2017 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent(3)
Named Executive Officers and Directors:
Donald Steinberg	547,391,239	26.02
Charles Larsen	395,396,321	18.79
Robert L. Hymers, III	113,555,932	5.40
All executive officers and directors as a group (4 persons)	942,031,446	50.21

(1)

Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.
(3)	Calculated on the basis of 2,103,464,006 shares of common stock outstanding as of December 31, 2017, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after December 31, 2017.

The following table sets forth information known to us regarding the beneficial ownership of our Class “A” preferred common stock as of December 31, 2017.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Class
Class “A” Preferred Stock	Donald Steinberg 5256 S. Mission Road, 703 #314, Bonsall, CA 92003	5,000,000	50%
Class “A” Preferred Stock	Charles Larsen 333 Washington Blvd., Suite 386 Marina Del Rey, CA 90292	5,000,000	50%

38

(1)

Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Class “A” preferred common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. The holders of the Class “A” Preferred Stock shall vote for the election of directors, and shall have full voting rights, except that each Class “A” Preferred share shall entitle the holder to exercise one hundred (100) votes for each one (1) Class A Preferred Share held. Our Directors, Mr. Charles Larsen and Mr. Donald Steinberg, each own 5,000,000 Class “A” Preferred Shares and so control in excess of 50% of the votes eligible to be cast on any decision regarding corporate actions under Utah law that are assigned to a vote of the stockholders, including but not limited to: (i) the sale of all or substantially all of its property; (ii) the election of directors; (iii) dissolving the corporation; (iv) amending the articles of incorporation; and, (v) approving a merger or consolidation. The beneficial owners of the Class “A” Preferred Stock vote with the common stockholders and the designated preferences cannot be modified but for a majority vote of the common shares eligible to vote as a class.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	1,000,000,000	$0.005	—
Total	1,000,000,000	$0.005	—

(1)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above.
(2)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above. Restricted shares subject to forfeiture have a weighted average exercise price of $0.00.
(3)	The Company equity compensation grants to date have been approved on a grant-by-grant basis, as opposed to under an umbrella equity compensation plan establishing a total number of grants available.
39

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to Item 404(d) of Reg. SK, we have entered into the following related party transactions for the fiscal year ended December 31, 2017:

On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group, Inc., a Canadian corporation, in a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada. The joint venture agreement required us to pay for one-half of the phase 1 costs of the project, which amounted to $13,500. We expect that we will make subsequent contributions to the project, as it moves into succeeding phases. Our Director Charles Larsen is a Director and control person of Global Hemp Group. Additionally, our Directors and Officers Donald Steinberg and Robert L. Hymers, III, are stockholders owning less than 10% of equity in Global Hemp Group, Inc., respectively.

On December 31, 2017, our Director and Officer Robert L. Hymers, III, loaned the Company $106,076.26, together with accrued interest of 5% per annum, as provided in a fixed promissory note due and payable by December 31, 2018.

On December 31, 2017, our Director and Officer Donald Steinberg, loaned the Company $272,623.16, together with accrued interest of 5% per annum, as provided in a fixed promissory note due and payable by December 31, 2018.

On December 31, 2017, our Director Charles Larsen, loaned the Company $163,873.46, together with accrued interest of 5% per annum, as provided in a fixed promissory note due and payable by December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2017 by L&L CPAs, LP:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit Fees(1)	$16,000	$12,500
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$16,000	$12,500

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by L&L CPAs, LP in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.
(4)	All other fees consist of fees for products and services other than the services reported above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of Marijuana Company of America, Inc. are included in “Item 8. Financial Statements and Supplementary Data.”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Statements

(a)(2) Financial Statement Schedules

None.

40

(a)(3) Exhibits

Exhibit No	Exhibit Title	Filed Herewith	Form	Filing Date
3(i)	Articles of Incorporation		1012g	5/23/2017
3(ii)	By-Laws		1012g	5/23/2017
3(iii)	Amendment to Articles – February 2009		1012g	5/23/2017
3(iv)	Amendment to Articles – July 2013		1012g	5/23/2017
3(v)	Amendment to Articles – August 2015		1012g	5/23/2017
3(vi)	Amendment to Articles – September 2015		1012g	5/23/2017
10(i)	Material Contract – Bougainville Ventures, Inc. Joint Venture		1012g	5/23/2017
10(ii)	Material Contract – GateC Research, Inc. Joint Venture		1012g	5/23/2017
10(iii)	Material Contract – MultiSoft Corporation		1012g	5/23/2017
10(iv)	Material Contract – CBD Global		1012g A-2	9/12/2017
10(v)	Material Contract – Office Lease		1012g A-2	9/12/2017
10(vi)	Material Contract – Executive Employment Agreement - Larsen		1012g A-2	9/12/2017
10(vii)	Material Contract – Executive Employment Agreement - Hymers		1012g A-2	9/12/2017
10(viii)	Material Contract – Executive Employment Agreement - Steinberg		1012g A-2	9/12/2017
10(ix)	Material Contract – St. George Investments, LLC Convertible Promissory Note		10Q; 6/30/17	8/21/2017
10(x)	Material Contract – St. George Investments, LLC Forbearance Agreement		10Q; 6/30/17	8/21/2017
10(xi)	Material Contract – St. George Investments, LLC Securities Purchase Agreement		8K; 11/1/17	11/6/2017
10(xii)	Material Contract – St. George Investments, LLC Secured Convertible Promissory Note		8-K; 11/1/17	11/6/2017
10(xiii)	Material Contract – St. George Investments, LLC Warrant to Purchase Shares of Common Stock		8-K; 11/1/17	11/6/2017
10(xiv)	Material Contract – Tangiers Global, LLC Investment Agreement		10Q 6-30-17	8/21/2017
10(xv)	Material Contract – Tangiers Global, LLC Registration Rights Agreement		10Q 6-30-17	8/21/2017
10(xvi)	Material Contract – Tangiers Global, LLC Convertible Promissory Notes		10Q 6-30-17	8/21/2017
10(xvii)	Material Contract – St. George Investments, LLC Convertible Promissory Note.		10Q 6-30-17	8/21/2017
10(xviii)	Material Contract – Amendment to Bougainville Ventures Joint Venture Agreement		8-K 11-6-17	11/8/2017
10(xiv)	Material Contract – Conveniant Hemp Mart, LLC Interest Option Agreement		8-K 11-20-17	11/27/2017
10(xx)	Material Contract – Settlement Agreement and Mutual Release of All Claims – Tangiers Global, LLC		10-Q-A 9-30-17	12/11/2017
10(xxi)	Material Contract – Summary of Oral Extension Agreement for Funding GateC Research, Inc.	X
10(xxii)	Material Contract – Rescission and Mutual Release Agreement with GateC Research, Inc.		8-K 3-19-18	3/20/2018
10(xxiii)	Material Contract – Global Hemp Group, Inc. Joint Venture Agreement	X
10(xxiv)	Material Contract – Stock Purchase Agreement, MoneyTrac Technology, Inc.	X
21	Subsidiaries of Registrant		1012g	5/23/2017
99(i)	Equity Incentive Plan		1012g A-2	9/12/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

41

* In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2018	MARIJUANA COMPANY OF AMERICA, INC.
	By:	/S/ Donald Steinberg Donald Steinberg Principal Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald Steinberg and Robert L. Hymers, III and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Donald Steinberg	Principal Executive Officer	April 17, 2018
Donald Steinberg

/S/ Robert L. Hymers, III	Principal Financial Officer	April 17, 2018
Robert L. Hymers, III

/S/ Charles Larsen	Director	April 17, 2018
Charles Larsen

42