Form 10-Q/A
period 2017-06-30
Marijuana Co of America, Inc.
filed 2018-04-25
CIK 1078799

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

This amendment to the Registrant’s quarterly report on Form 10-Q for the period ending June 30, 2017, contains additional disclosures in notes to our financial statements including : Note 5: Investments, and Note 12: Subsequent Events. Additional disclosures are also included in Part II, Item 1A, Risk Factors, and in the Liquidity & Capital Resources disclosures in our Management Discussion and Analysis.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets as of June 30, 2017 (unaudited) and December 31, 2016 (audited)	3

		Condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (unaudited)	4

		Condensed consolidated statement of stockholders’ deficit for the six months ended June 30, 2017 (unaudited)	5

		Condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 (unaudited)	6

		Notes to condensed consolidated financial statements (unaudited)	7-20

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-26
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	26
	ITEM 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	26
	ITEM 1A.	Risk Factors	27-34
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
	ITEM 3.	Defaults Upon Senior Securities	35
	ITEM 4.	Mine Safety Disclosures	35
	ITEM 5.	Other Information	35
	ITEM 6.	Exhibits	35

	SIGNATURES		36

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$9,630	$147,486
Accounts receivable, net	10,662	9,124
Inventory	140,660	83,475
Total current assets	160,952	240,085

Property and equipment, net	4,213	—

Other assets:
Investments	1,300,000	—

Total assets	$1,465,165	$240,085

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$334,747	$324,889
Accrued compensation	—	32,710
Accrued interest	1,820	4,800
Notes payable, related party, net of debt discount of $612,663 and $0	3,005	7,487
Debt Obligation due to Money Trac Investment	45,000	—
Debt Obligation due to Bougainville Joint Venture	925,000	—
Debt Obligation due to GateC Joint Venture	1,500,000	—
Debt Obligation due to Conveniant Hemp Mart, LLC	50,000	—
Convertible note payable, net of debt discount of $85,297	25,814	—
Derivative liability	1,508,993	—
Total current liabilities	4,394,379	369,886

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	10,000	10,000
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 1,975,075,786 and 1,620,996,998 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	1,975,075	1,620,996
Additional paid in capital	25,207,766	7,685,387
Common stock subscription	25,000	—
Accumulated deficit	(30,147,055)	(9,446,184)
Total stockholders' deficit	(2,929,214)	(129,801)

Total liabilities and stockholders' deficit	$1,465,165	$240,085

See the accompanying notes to these unaudited condensed financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
REVENUES:
Sales	$11,130	$—	$17,023	$—
Cost of sales	8,809	—	12,158	—

Gross Profit	2,321	—	4,865	—

OPERATING EXPENSES:
Selling, general and administrative expenses	373,082	338,013	18,351,836	1,429,511
Depreciation	405	—	647	—
Total operating expenses	373,487	338,013	18,352,483	1,429,511

Net loss from operations	(371,166)	(338,013)	(18,347,618)	(1,429,511)

OTHER INCOME (EXPENSES):
Interest expense, net	(761,500)	—	(883,221)	—
Impairment of GateC Joint Venture	(1,500,000)	—	(1,500,000)	—
Gain on change in fair value of derivative liabilities	10,079	—	29,968	—
Loss on settlement of debt	—	—	—	—
Total other income (expense)	(2,251,421)	—	(2,353,253)	—

Net loss before income taxes	(2,622,587)	(338,013)	(20,700,871)	(1,429,511)

Income taxes (benefit)	—	—	—	—

NET LOSS	$(2,622,587)	$(338,013)	$(20,700,871)	$(1,429,511)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	1,978,926,336	1,169,413,181	1,828,749,518	1,159,806,954

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2017

	Class A Preferred Stock		Common Stock		Additional Paid In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31,2016	10,000,000	$10,000	1,620,996,998	$1,620,996	$7,685,387	$—	$(9,446,184)	$(129,801)
Common stock issued for services rendered	—	—	300,533,333	300,533	17,391,550	—	—	17,692,083
Replacement of previously canceled common shares	—	—	20,000,000	20,000	(20,000)
Sale of common stock	—	—	4,000,000	4,000	56,000	—	—	60,000
Common stock subscription received	—	—	—	—	—	25,000	—	25,000
Common stock issued for accrued officer compensation	—	—	29,545,455	29,546	(29,546)	—	—	—
Stock based compensation	—	—	—	—	124,375	—	—	124,375
Net loss	—	—	—	—	—	—	(20,700,871)	(20,700,871)
Balance, June 30, 2017 (unaudited)	10,000,000	$10,000	1,975,075,786	$1,975,075	$25,207,766	$25,000	$(30,147,055)	$(2,929,214)

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,700,871)	$(1,429,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	647	—
Amortization of debt discount	27,497	—
Non cash interest	853,904	—
Gain on change in fair value of derivative liabilities	(29,968)	—
Impairment of Investment in GateC Joint Venture	1,500,000	—
Stock based compensation	17,816,458	1,140,690
Notes payable issued in settlement of accrued compensation	179,941	28,830
Changes in operating assets and liabilities:
Accounts receivable	(1,538)	—
Inventory	(57,185)	—
Accounts payable	9,984	—
Accrued compensation	(32,710)	195,000
Net cash used in operating activities	(433,841)	(64,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment	(280,000)	—
Purchase of property and equipment	(4,860)	—
Net cash used in investing activities	(284,860)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	99,965	—
Proceeds from issuance of notes payable, related party	395,880	—
Proceeds from sale of common stock	85,000	65,000
Net cash provided by financing activities	580,845	65,000

Net (decrease) increase in cash	(137,856)	9

Cash-beginning of period	147,486	—
Cash-end of period	$9,630	$9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

Non cash financing activities:	$—	$—

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during six months ended June 30, 2017, the Company incurred net losses of $ 20,700,871 and used cash in operations of $433,841. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

NOTE 5 – INVESTMENTS

MoneyTrac

On March 13, 2017, the Company entered into a stock purchase agreement to acquire up to 15,000,000 common shares of MoneyTrac Technology, Inc., a corporation organized and operating under the laws of the state of California, for a total purchase price of $250,000 representing approximately 15% ownership at the time of the agreement. As of June 30, 2017, the Company paid $205,000 and owes $45,000 to complete its purchase.

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

As of June 30, 2017, the Company made a payment of $75,000 on April 4, but otherwise failed to comply with the funding schedule set forth in the Agreement. As a result, the Company is in default of the Agreement as of June 30, 2017 and has recorded a liability for the unfunded amount of $925,000.

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

The standalone unaudited balance sheet of the BV- MCOA Management LLC Joint Venture as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
ASSETS

Cash	82.00	—
Total Cash	82.00
Other Current Assets
Bougainville Ventures Inc. Receivable	(100.00)	—
Total Other Current Assets	(100.00)	—
Total Current Assets	(18.00)	—
Fixed Assets
Land Deposit	75,000.00	—
Total Fixed Assets	75,000.00	—
TOTAL ASSETS	74,982.00	—
LIABILITIES & EQUITY
Equity
MCOA Capital Contribution	75,000.00	—
Net Income	(18.00)	—

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(unaudited)

The standalone unaudited statement of operations of the BV- MCOA Management LLC Joint Venture for the six months ended June 30, 2017 and June 30, 2016 are as follows:

	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Income	0.00	—
Expense		—
Bank Service Charges	18.00	—
Total Expense	18.00	—
Net Income	(18.00)	—

GateC Research Joint Venture

On March 17, 2017, the Company and GateC entered into a Joint Venture Agreement to engage in the development and promotion of products in the legalized marijuana industry in the state of California. The Company committed to raise up to $1,500,000 over a six-month period, with a minimum commitment of $500,000 within a 3 month period. As of June 30, 2017, the Company failed to perform on its commitment, and recorded a liability of $1,500,000.

Conveniant Hemp Mart, LLC

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

GateC Joint Venture Termination

On March 19, 2018, the Company and GateC entered into a Recession and Mutual Release Agreement. GateC and the Conpany rescinded the joint venture agreement and concurrently released each other from any all any and all losses, claims, debts, liabilities, demands, obligations, promises, acts, omissions, agreements, costs and expenses, damages, injuries, suits, actions and causes of action, of whatever kind or nature, whether known or unknown, suspected or unsuspected, contingent or fixed, that they may have against each other and their Affiliates, arising out of the joint venture agreement.

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

On November 6, 2017, pursuant to Section 12.9 of the Agreement, the Registrant and Bougainville entered into a written amendment which reduced the Registrant’s funding obligation and liability from one million dollars ($1,000,000) to eight hundred thousand dollars ($800,000), and separately required the Registrant to issue to Bougainville fifteen million (15,000,000) shares of its restricted common stock pursuant to the Reg. D exemption from registration pursuant to the 1933 Securities and Exchange Act.

On November 7, 2017, the Registrant paid Bougainville $425,000, equaling total payments to Bougainville of $800,000 consistent with the amended Agreement. On November 9, 2017, the Registrant issued 15 million shares of common stock to Bougainville.

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

On March 17, 2017, the Company signed a binding joint venture agreement with GateC Research Inc. (“GCR”), a California corporation. GCR maintains a permit to grow Marijuana legally within an approved zone in Adelanto County, California. The Company and GCR intend to optimize collaborative business opportunities in the development and sales of cannabis products in the legalized Marijuana industry in California, utilizing GCR’s high quality grow operations to provide sales and marketing, agricultural procedures, operations security and monitoring, processing and delivery, branding, capital resources and financial management. The Company’s commitment to the joint venture project is to provide ($1,500,000) USD over a six-month period, with a minimum commitment of five hundred thousand ($500,000 USD) within a three (3) month period. The Company has yet to provide this financing and has recorded a liability for the unfunded portion. As of June 30, 2017, this investment is deemed to be fully impaired and as such, an impairment expense has been recorded in the profit and loss statement of $1,500,000.

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

Results of Operations - For the three months ended June 30, 2017, the Company had a loss from continuing operations of $ 2,622,587 compared to a loss from continuing operations of $338,013 for the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company had a net loss from continuing operations of $ 20,700,871 , as compared to $1,429,511 for the six months ended June 30, 2016. This change is due primarily to the Company’s cannabis operations and restricted stock compensation granted to directors, employees and third party service providers recorded at an estimated fair value of $17,816,458 for the six months ended June 30, 2017, compared to $1,140,690 during the corresponding period in 2016.

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

Impairment of Asset – The Company was unable to fund its obligation with the GateC joint venture, and subsequently rescinded the entire agreement, which is an indicator of impairment. The Company considered the asset fully impaired, and wrote off an impairment charge of $1,500,000.

Liquidity and Capital Resources – The Company has generated a net loss from continuing operations for the three months ended June 30, 2017 of ($2,622,587) and $(19,200,871) for the six months ended June 30, 2017. As of June 30, 2017, the Company had total assets of $ 1,465,165 , which included inventory of $140,660, accounts receivable of $10,662, and cash of $9,630 and an investment balance of $1,300,000 .

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Tangiers Global, LLC Investment Agreement(1)
10.2	Tangiers Global, LLC Registration Rights Agreement(1)
10.3	Tangiers Global, LLC Convertible Promissory Notes: $250,000 and $50,000(1)
10.4	St. George Investments, LLC Convertible Promissory Note(1)
10.5	St. George Investments, LLC Forbearance Agreement(1)
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**       Filed herewith

***       Furnished Herewith

(1)       Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 24, 2018

MARIJUANA COMPANY OF AMERICA, INC.

By:	/S/ Donald Steinberg
Donald Steinberg
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Robert Hymers
Robert Hymers
Chief Financial Officer
(Principal Financial and Accounting Officer)

