Form 10-Q
period 2018-03-31
Marijuana Co of America, Inc.
filed 2018-05-21
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 20, 2018, there were 2,227,231,881 shares of registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets as of March 31, 2018 (unaudited) and December 31, 2017 (audited)	3

		Condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (unaudited)	4

		Condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2018 (unaudited)	5

		Condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 (unaudited)	6

		Notes to condensed consolidated financial statements (unaudited)	7-23

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-33
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33
	ITEM 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	34
	ITEM 1A.	Risk Factors	34-46
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
	ITEM 3.	Defaults Upon Senior Securities	46
	ITEM 4.	Mine Safety Disclosures	46
	ITEM 5.	Other Information	46
	ITEM 6.	Exhibits	46

	SIGNATURES		47

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$170,085	$249,831
Accounts receivable, net	3,713	4,862
Inventory	228,930	163,720
Total current assets	402,728	418,413

Property and equipment, net	16,377	13,568

Other assets:
Investments	657,804	695,477
Security deposit	2,500	2,500

Total assets	$1,079,409	$1,129,958

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$283,686	$306,561
Accrued compensation	195,000	—
Accrued interest	80,358	40,155
Debt obligation of Joint venture	—	1,500,000
Notes payable, related party	564,279	542,573
Convertible notes payable, net of debt discount of $496,835 and $924,340, respectively	585,543	394,555
Warrant liability	1,961,598	5,859,635
Derivative liability	1,207,898	1,934,097
Total current liabilities	4,878,362	10,577,576

Long term debt:
Convertible notes payable, net of debt discount of $673,102 and $308,280, respectively	101,898	172,856
Derivative liability	876,561	697,278
Total long term debt	978,459	870,134

Total liabilities	5,856,821	11,447,710

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	10,000	10,000
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 2,139,307,875 and 2,103,464,006 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2,139,308	2,103,464
Additional paid in capital	31,810,586	30,456,888
Accumulated deficit	(38,737,305)	(42,888,104)
Total stockholders' deficit	(4,777,412)	(10,317,752)

Total liabilities and stockholders' deficit	$1,079,409	$1,129,958

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2018	2017
REVENUES:
Sales	$19,010	$5,893
Cost of sales	10,446	3,349

Gross Profit	8,565	2,544

OPERATING EXPENSES:
Selling, general and administrative expenses	301,479	17,978,754
Depreciation	1,393	242
Total operating expenses	302,873	17,978,996

Net loss from operations	(294,308)	(17,976,452)

OTHER INCOME (EXPENSES):
Interest expense, net	(730,746)	(121,721)
Loss on equity investment	(37,673)
Gain on change in fair value of derivative liabilities	5,056,686	19,889
Gain on settlement of debt	156,839	—
Total other income (expense)	4,445,107	(101,832)

Net income (loss) before income taxes	4,150,799	(18,078,284)

Income taxes (benefit)	—	—

NET INCOME (LOSS)	$4,150,799	$(18,078,284)

Income (loss) per common share, basic	$0.002	$(0.011)

Income (loss) per common share, diluted	$0.001	$(0.011)

Weighted average number of common shares outstanding, basic	2,122,103,506	1,676,904,069

Weighted average number of common shares outstanding, diluted	3,113,338,017	1,676,904,069

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2018

					Additional
	Class A Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	10,000,000	$10,000	2,103,464,006	$2,103,464	$30,456,888	$(42,888,104)	$(10,317,752)
Common stock issued for services rendered	—	—	1,000,000	1,000	51,100	—	52,100
Common stock issued in settlement of convertible notes payable	—	—	16,637,073	16,637	366,015	—	382,652
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	18,206,796	18,207	(18,207)	—	—
Reclassification of derivative liabilities	—	—	—	—	627,439	—	627,439
Reclassification of warrant liability	—	—	—	—	691,850	—	691,850
Stock based compensation	—	—	—	—	(364,499)	—	(364,499)
Net income	—	—	—	—	—	4,150,799	4,150,799
Balance, March 31, 2018 (unaudited)	10,000,000	$10,000	2,139,307,875	$2,139,308	$31,810,586	$(38,737,305)	$(4,777,412)

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,150,799	$(18,078,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,393	242
Amortization of debt discount	502,682	281
Non cash interest	187,861	138,957
Gain on change in fair value of derivative liabilities	(5,056,686)	(19,889)
Fair value of liability warrants issued as inducement fee	—	—
Stock based compensation	(312,400)	17,672,750
Gain on settlement of debt	(156,839)	—
Loss on equity investment	37,673	—
Changes in operating assets and liabilities:
Accounts receivable	1,149	(8,758)
Inventory	(65,210)	3,349
Accounts payable	17,329	41,770
Accrued compensation	195,000	60,017
Net cash used in operating activities	(497,250)	(189,565)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	—	(75,000)
Purchase of property and equipment	(4,202)	(4,860)
Net cash used in investing activities	(4,202)	(79,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	400,000	99,965
Proceeds from issuance of notes payable, related party	21,706	—
Proceeds from sale of common stock	—	85,000
Net cash provided by financing activities	421,706	184,965

Net decrease in cash	(79,746)	(84,460)

Cash-beginning of period	249,831	147,486
Cash-end of period	$170,085	$63,026

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

Non cash financing activities:
Common stock issued in settlement of convertible notes payable	$382,652	$—

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

On September 21, 2015, the Company formed H Smart, Inc., a Delaware corporation as a wholly owned subsidiary for the purpose of operating the hempSMART™ brand.

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

The condensed balance sheet as of December 31, 2017 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during three months ended March 31, 2018, the Company incurred net losses from operations of $290,308 and used cash in operations of $493,250. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

The Company's primary source of operating funds in 2018 has been from revenue generated from proceeds from the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2018 and beyond as it develops its business model. The Company has stockholders' deficiencies at March 31, 2018 and requires additional financing to fund future operations.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded. The Company defers any revenue for which the services has not been performed or is subject to refund until such time that the Company and the customer jointly determine that the services has been performed or no refund will be required.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2018 and December 31, 2017, allowance for doubtful accounts was $-0-.

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

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of March 31, 2018, there were outstanding stock options to purchase 1,000,000,000 shares of common stock, 833,333,333 shares of which were vested. (See Note 9)

Earnings per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding during the period. “Diluted earnings per share” reflects the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted EPS calculation. The dilutive effect of our convertible preferred stock and convertible debentures is computed using the if-converted method, which assumes conversion at the beginning of the year.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2018 and 2017:

As of March 31, 2017, common stock equivalents relating to convertible debt, warrants and options were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

	Three months ended March 31,
	2018	2017
Net income (loss)	$4,150,799	$(18,078,284)

Basic weighted average common shares outstanding	2,122,103,506	1,676,904,069
Plus: incremental shares from assumed exercise-options	833,333,333	—
Plus: incremental shares from assumed exercise-warrants	74,022,722	—
Plus: incremental shares from assumed conversion of convertible debt	83,878,457	—
Adjusted weighted average common shares outstanding	3,113,338,017	1,676,904,069

Net income (loss) per share:
Basic	$0.002	$(0.011)
Diluted	$0.001	$(0.011)

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

MARCH 31, 2018

(unaudited)

The Company has adopted a sequencing policy that reclassifies contracts (from equity to assets or liabilities) with the most recent inception date first. Thus any available shares are allocated first to contracts with the most recent inception dates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018 and December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short term notes because they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $55,745 and $21,962 for the three months ended March 31, 2018 and 2017, respectively; as advertising costs.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2018 and 2017, the Company has not recorded any unrecognized tax benefits.

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

MARCH 31, 2018

(unaudited)

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2018 and December 31, 2017 is summarized as follows:

	March 31, 2018	December 31, 2017
Computer equipment	$15,207	$11,004
Furniture and fixtures	5,140	5,140
Subtotal	20,347	16,144
Less accumulated depreciation	(3,970)	(2,576)
Property and equipment, net	$16,377	$13,568

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $1,393 and $242 for the three months ended March 31, 2018 and 2017.

NOTE 4 – INVESTMENTS

MoneyTrac

On March 13, 2017, the Company entered into a stock purchase agreement to acquire up to 15,000,000 common shares of MoneyTrac Technology, Inc., a corporation organized and operating under the laws of the state of California, for a total purchase price of $250,000 representing approximately 19.8% ownership at the time of the agreement. As of December 31, 2017, the Company had acquired 15,000,000 common shares for $250,000 representing approximately 15% ownership. In connection with the investment, Donald Steinberg, the Company’s President and Chief Executive Officer and Director, was appointed as a board member to MoneyTrac. Mr. Steinberg resigned his position on July 18, 2017. On April 14, 2018, MoneyTrac informed the Company that due to unregistered sales of its common stock, the Company’s interest in MoneyTrac was reduced to 6%.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

BV-MCOA Management, LLC

The standalone unaudited financial statements of the BV- MCOA Management LLC Joint Venture as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Deposits	$31,017	$187,312
Note Due From Related Party	114,949	79,811
Fixed Assets	216,276	161,175
Land	274,000	274,000
Total Assets	$636,242	$702,298

Accounts Payable	14,415	$4,365
Total Liabilities	$14,415	4,365

Equity	621,827	697,934
Total Assets and Liabilities	$636,242	$702,298

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

The net carrying amount of the investment of $307,804 is comprised of a 49.5% ownership of BV-MCOA Management LLC and is accounted for using the equity method of accounting. The Company’s 49.5% income earned by BV-MCOA Management LLC will recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  The Company’s 49.5% loss incurred by the Company’s interest was $37,673 and $0 for the three months ended March 31, 2018 and 2017, respectively and was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

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

Conveniant Hemp Mart, LLC is a Wyoming limited liability company whose business plan includes the development, manufacture and sale of consumer products containing CBD that are intended for marketing and sales at convenience stores, gas stations and markets. On July 19, 2017, we agreed to lend fifty thousand dollars ($50,000) to Conveniant based on a promissory note. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Conveniant, subject to our payment of an additional fifty thousand dollars [$50,000] equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and made payment to Conveniant on November 21, 2017. Conveniant developed a line of consumer products containing industrial hemp derived CBD with no traceable THC content. The product line includes tinctures that combine industrial hemp-derived CBD with hemp seed oil, coconut oil and other essential natural oils; a muscle cream product that combines industrial hemp-derived CBD with natural oils; a hand lotion that combines industrial hemp derived CBD with lavender oils; and a line of pet treats that combine industrial hemp-derived CBD with natural oils. Conveniant began its initial marketing efforts by introducing its brand and products at the ASD Market Tradeshow in Las Vegas that took place in March 2018. The ASD Market Tradeshow is a business to business convention where retail merchandise is introduced to various consumer market segments, including Conveniant’s primary focus on convenience stores, gas stations, small markets and similar venues. Conveniant Hemp Mart’s operations are in the development stage.

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

MARCH 31, 2018

(unaudited)

On or about November 28, 2017, GateC and the Registrant orally agreed to a suspension of the Registrant’s funding commitment, pending the finalization of California State regulations governing the growth, cultivation and distribution of marijuana.

On March 19, 2018, the Company terminated a material definitive agreement not made in the ordinary course of its business. The parties to the agreement are the Company and GateC. With the exception of the entry into a Recession and Mutual Release Agreement terminating the material definitive agreement, no material relationship exists between the Registrant, or any of the Registrant’s affiliates or control persons on the one hand, and GateC, and any of its affiliates or control persons on the other hand.

In connection with the agreement dated November 28, 2017, the Company recorded a debt obligation of $1,500,000 to the Joint Venture and a corresponding impairment charge of $1,500,000 relating the Agreement dated March 17, 2017 during the year ended December 31, 2017. Upon termination of the material definitive agreement on March 19, 2018, the Company realized a gain on settlement of debt obligation of $1,500,000 during the three months ended March 31, 2018.

Global Hemp Group JV

On August 31, 2017, the Company entered into a Joint Venture Agreement (“Agreement”) with Global Hemp Group, Inc., a Canadian corporation (“Global Hemp Group”). The Company will assist Global Hemp Group in developing commercial hemp production in New Brunswick, Canada. In the first year of the Agreement, the Company will share the costs of the ongoing hemp trial in New Brunswick; provide its expertise in developing hemp cultivation going forward; and, be granted a right of first refusal as Global Hemp Group’s primary off-taker of any raw materials produced from the project. The Company’s joint venture partner, Global Hemp Group, also partnered with Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick, to assist in conducting research with the hemp trials. The trials are taking place on the Acadian peninsula of New Brunswick, and the initial trials to establish commercial cultivation pursuant to the Agreement are expected to be completed in 2018. The Company’s costs incurred by the Company’s interest was $10,775 for the year ended December 31, 2017 and was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.

NOTE 5 – NOTES PAYABLE, RELATED PARTY

As of March 31, 2018 and December 31, 2017, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company. The issued notes are unsecured, due on demand and bear 5% interest. At March 31, 2018 and, December 31, 2017 there were an aggregate of $564,279 and $542,573 notes payable due to officers. The notes are at 5% per annum and non-interest bearing, respectively, and are due on demand.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE

Convertible notes payable are comprised of the following:

	March 31, 2018	December 31, 2017
Convertible note payable-DTTO- due April 30, 2018	$111,111	$111,111
Convertible notes payable-St George-last due July 8, 2019	1,746,267	1,688,920
Total	1,857,378	1,800,031
Less debt discounts	(1,166,937)	(1,232,620)
Net	687,441	567,411
Less current portion	(585,543)	(394,555)
Long term portion	$101,898	$172,856

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

MARCH 31, 2018

(unaudited)

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

As of March 31, 2018, the Company had received aggregate net proceeds of $675,000 under the note. Gross face amount was $752,500, after additions for OID and other related costs.

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

As of March 31, 2018, the Company had received aggregate net proceeds of $542,200 under the note. Gross face amount was $601,420, after additions for OID and other related costs.

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

As of March 31, 2018, the Company had received aggregate net proceeds of $300,000 under the note. Gross face amount was $335,000, after additions for OID and other related costs.

Effective February 9, 2018, the Company issued a secured convertible promissory note in aggregate of $220,000 to St George Investments LLC (“St George”). The promissory note is bears interest at 10% per annum, is due upon maturity sixteen months after purchase price date and includes an original issue discount (“OID”) of $20,000. The promissory note was funded on February 9, 2018 of $200,000; net of OID and transaction costs.

As of March 31, 2018, the Company had received aggregate net proceeds of $200,000 under the note. Gross face amount was $220,000, after additions for OID and other related costs.

Effective March 8, 2018, the Company issued a secured convertible promissory note in aggregate of $220,000 to St George Investments LLC (“St George”). The promissory note is bears interest at 10% per annum, is due upon maturity sixteen months after purchase price date and includes an original issue discount (“OID”) of $20,000. The promissory note was funded on March 8, 2018 of $200,000; net of OID and transaction costs.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

As of March 31, 2018, the Company had received aggregate net proceeds of $200,000 under the note. Gross face amount was $220,000, after additions for OID and other related costs.

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

Effective January 18, 2018, upon default of the St. George Investment notes, the conversion rate on all notes were reset from $0.04 to $0.023. Accordingly, the Company recorded as a loss on modification of debt of $1,343,161 due to the change in fair value of the underlying conversion option. The change in fair value was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 436.43%, (3) weighted average risk-free interest rate of 1.79%, (4) expected life of 0.83 to 1.07 years, and (5) estimated fair value of the Company's common stock from $0.0435 per share.

At the funding dates of the 2018 notes, the Company determined the aggregate fair value of $587,861 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 434.99% to 435.64%, (3) weighted average risk-free interest rate of 1.89% to 2.05%, (4) expected life of 1.33 years, and (5) estimated fair value of the Company's common stock from $0.028 to $0.0341 per share.

The determined fair value of the debt derivatives of $587,861 was charged as a debt discount up to the net proceeds of the note with the remainder of $187,861 charged to operations as non-cash interest expense.

During the three months ended March 31, 2018, the Company issued an aggregate of 16,637,073 shares of its common stock in settlement of $382,652 of outstanding St. George Investments notes payable.

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

At March 31, 2018, the Company determined the aggregate fair values of $2,084,459 and $1,961,598 of embedded derivatives and warrant liabilities, respectively. The fair values were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 434.72%, (3) weighted average risk-free interest rate of 1.93% to 2.56%, (4) expected life of 0.64 to 4.71 years, and (5) estimated fair value of the Company's common stock from $0.0265 per share.

For the three months ended March 31, 2018, the Company recorded a gain on change in fair value of derivative liabilities of $5,056,686 and recorded amortization of debt discounts of $502,682 as a charge to interest expense, respectively.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

NOTE 7 – DERIVATIVE LIABILITIES

As described in Note 6, the Company issued convertible notes and warrants that contained conversion features and a reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

NOTE 8 – STOCKHOLDERS’ DEFICIT

 Preferred stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock as of March 31, 2018 and December 31, 2017. As of March 31, 2018 and December 31, 2017, the Company has designated and issued 10,000,000 shares of Class A Preferred Stock.

Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

Common stock

The Company is authorized to issue 5,000,000,000 shares of $0.001 par value common stock as of March 31, 2018 and December 31, 2017. As of March 31, 2018 and December 31, 2017, the Company had 2,139,307,875 and 2,103,464,006 common shares issued and outstanding.

During the three months ended March 31, 2018, the Company issued 1,000,000 shares of its common stock for services rendered with an estimated fair value of $52,100.

During the three months ended March 31, 2018, the Company issued an aggregate of 16,637,073 shares of its common stock in settlement of $382,652 of outstanding St. George Investments notes payable.

During the three months ended March 31, 2018, the Company issued an aggregate of 18,206,796 shares of its common stock for 25,631,124 warrants exercised on a cashless basis.

Options

The following table summarizes the stock option activity for the three months ended March 31, 2018:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,000,000,000	$0.005	7.76	$53,800,000
Granted	—
Forfeitures or expirations	—
Outstanding at March 31, 2018	1,000,000,000	$0.005	7.51	$21,500,000

Exercisable at March 31, 2018	833,333,333	$0.005	7.51	$17,916,667

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0265 as of March 31, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

The following table presents information related to stock options at March 31, 2018:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.005	1,000,000,000	7.51	833,333,333

As of March 31, 2018, stock-based compensation of $300,000 remains unamortized and is expected to be amortized over the weighted average remaining period of 0.50 years.

Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2018:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	99,653,846	$0.04	4.81	$1,873.492
Granted	—
Exercised	(25,631,124)	$0.125
Outstanding at March 31, 2018	74,022,722	$0.0125	4.66	1,036,318

Exercisable at March 31, 2018	74,022,722	$0.0125	4.66	$1,036,318

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

The following table summarizes the restricted stock activity for the three months ended March 31, 2018:

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

Total Restricted Shares Issued at January 1, 2018	10,000,000
Granted	—
Forfeited	—
Total Restricted Shares Issued at March 31, 2018	10,000,000
Vested at March 31, 2018	10,000,000
Unvested restricted shares as of March 31, 2018	-

In April 2016, the Company granted to Robert Cronin and Robert Peak an aggregate of 10,000,000 shares of restricted common stock each vesting two years from Anniversary. On November 3, 2016, Mr. Cronin and Mr. Peak each agreed to return to treasury all 20,000,000 shares to the Company, and the Company agreed to issue Mr. Cronin and Mr. Peak 2,500,000 restricted shares each. The fair value of the granted restricted stock units vested during the three months ended March 31, 2018 and 2017 of $(514,500) and $(28,750) was recognized in operations as stock based compensation.

As of March 31, 2018, no stock-based compensation related to restricted stock awards remains unamortized.

NOTE 9 — FAIR VALUE MEASUREMENT

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

MARCH 31, 2018

(unaudited)

The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of March 31, 2018 and December 31, 2017, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in note 6. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 6 are that of volatility and market price of the underlying common stock of the Company.

As of March 31, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warrant liability as of March 31, 2018, in the amount of $2,084,459 and $1,961,598, respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three years ended March 31, 2018:

	Warrant Liability	Debt Derivative
Balance, January 1, 2018	$5,859,635	$2,631,375
Total (gains) losses
Initial fair value of debt derivative at note issuance		587,861
Change in fair value of embedded conversion terms due to note modifications		1,343,161
Mark-to-market at March 31, 2018:	(3,206,187)	(1,850,499)
Transfers out of Level 3 upon conversion or payoff of notes payable or exercise of warrants	(691,850)	(627,439)
Balance, March 31, 2018	$1,961,598	$2,084,459
Net gain for the period included in earnings relating to the liabilities held during the period ended March 31, 2018	$3,206,187	$1,850,499

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended March 31, 2018, the Company’s stock price decreased significantly from initial valuations. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 10 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related and working capital purposes. As of March 31, 2018 and December 31, 2017, there were no related party advances outstanding.

As of March 31, 2018 and December 31, 2017, accrued compensation due officers and executives included as accrued compensation was $195,000 and $0, respectively.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

(unaudited)

At March 31, 2018 and December 31, 2017, there were an aggregate of $564,279 and $542,573 notes payable due to officers. The notes are at 5% per annum and non-interest bearing, respectively, and are due on demand.

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

 NOTE 11 – SUBSEQUENT EVENTS

On April 3, 2018, the Company converted debt for compensation due its directors under executive employment agreements in effect for the first quarter of 2018, and debt for cash loans made by directors to the Company as follows: Charles Larsen converted unpaid accrued compensation and loans to the Company for the first quarter of 2018 in the amount of $69,946.35, and other outstanding loans to the Company in an amount of $163,876.46 into 23,382,281 shares of restricted common stock with a cost basis of $0.01 per share; Robert L. Hymers, III converted unpaid accrued compensation and loans to the Company for the first quarter of 2018 in the amount of $45,496.02 and other outstanding loans to the Company in an amount of $106,076.26 into 15,157,228 shares of restricted common stock with a cost basis of $0.01 per share; and, Donald Steinberg converted unpaid accrued compensation and loans to the Company for the first quarter of 2018 in the amount of $101,264.21 and other outstanding loans to the Company in an amount of $272,623.16 into 37,388,737 shares of restricted common stock with a cost basis of $0.01 per share.

On May 6, 2018, DTTO Funding notified the Company that it was in default of its April 1, 2017 promissory note for principal of $100,000 plus default interest at the rate of 13% and penalties and costs.

On May 8, 2018, the Company entered into a joint venture agreement with Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation. The Company’s Director, Charles Larsen, is the President, Director and shareholder of Global Hemp Group, Inc. The Company’s Director, President and Chief Executive Officer, Donald Steinberg, is a shareholder of Global Hemp Group, Inc. The Company’s Chief Financial Officer, Robert L. Hymers, III, is a shareholder of Global Hemp Group, Inc.

The joint venture will operate and has acquired a 109 acre agricultural property in Scio, Oregon (the “Property”) for the cultivation of high CBD yielding hemp for the upcoming 2018 growing season. The joint venture acquired the property on May 1, 2018. The total capital commitment for the project will be $1,380,000. The Company’s portion of the capital commitment is to raise $600,000 based upon the following funding schedule: $200,000 upon execution of this Agreement; $238,780 on or before July 31, 2018; $126,445 on or before October 31, 2018; and $34,775 on or before January 31, 2019.

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

Business Overview

Plan of Operations – Marijuana Company of America and subsidiaries is a publicly listed company quoted on the OTC Pink Sheet Exchange under the symbol “MCOA”. We are based in Escondido, California. Our business strategy has evolved over the course of fiscal year ended December 31, 2017. We originally were very interested in directly entering into the legalized cannabis business in those states where cannabis is legal for recreational and/or medicinal use. Our original business plans included directly engaging in the growth, cultivation, harvesting and distribution of cannabis and the research and development of cannabis products for sale, in addition to consumer products containing hemp derived, non-psychoactive cannabinoids (“CBD”). Our business plan and operation evolved to only focus in part on the development, manufacturing, marketing and sale of non-psychoactive industrial hemp, and hemp-derived consumer products containing CBD. Our business includes the research and development of (1) varieties of various species of hemp; (2) beneficial uses of hemp and hemp derivatives; (3) indoor and outdoor cultivation methods for hemp; (4) technology used for cultivation and harvesting of different species of hemp, including but not limited to lighting, venting, irrigation, hydroponics, nutrients and soil; (5) different industrial hemp derived CBD, and the possible health benefits thereof; and, (6) new and improved methods of hemp CBD extraction omitting or eliminating the delta-9 tetrahydrocannabinol “THC” molecule. The Company operates two distinct and separate business divisions related to its two wholly owned subsidiaries, H Smart, Inc. and MCOA CA, Inc.

Through our wholly owned subsidiary H Smart, Inc., we develop consumer products that include industrial hemp derived, non-psychoactive CBD as an ingredient, under the brand name “hempSMART™. Our industrial hemp-based products are specifically developed with an enriched CBD molecular composition with a THC concentration of three-tenths of one percent or less by dry weight. We market and sell our hempSMART™ products directly through our web site, and through our affiliate marketing program, where qualified sales affiliates use a secure multi-level-marketing sales software program that facilitates order placement over the internet via a web site, and accounts for affiliate orders and sales; calculates referral benefits apportionable to specific sales associates and calculates and accounts for loyalty and rewards benefits for returning customers. We also retained a full-service marketing company that uses a multi-channel transactional marketing campaign focused on digital advertising, infographics, content marketing, customer incentives and acquisition, a broad social media presence, as well as search engine marketing and optimization that includes comprehensive research and analytics and order fulfillment in order to boost direct sales.

Our business also includes making selected investments in other related new businesses. Currently, we have made investments in startup ventures, including:

•	Conveniant Hemp Mart, LLC; Conveniant (sic) Hemp Mart, LLC is a Wyoming limited liability company whose business plan includes the development, manufacture and sale of consumer products containing CBD that are intended for marketing and sales at convenience stores, gas stations and markets. On July 19, 2017, we agreed to lend fifty thousand dollars ($50,000) to Conveniant based on a promissory note. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Conveniant, subject to our payment of an additional fifty thousand dollars [$50,000] equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and made payment to Conveniant on November 21, 2017. Conveniant developed a line of consumer products containing industrial hemp derived CBD with no traceable THC content. The product line includes tinctures that combine industrial hemp-derived CBD with hemp seed oil, coconut oil and other essential natural oils; a muscle cream product that combines industrial hemp-derived CBD with natural oils; a hand lotion that combines industrial hemp derived CBD with lavender oils; and a line of pet treats that combine industrial hemp-derived CBD with natural oils. Conveniant began its initial marketing efforts by introducing its brand and products at the ASD Market Tradeshow in Las Vegas that took place in March 2018. The ASD Market Tradeshow is a business to business convention where retail merchandise is introduced to various consumer market segments, including Conveniant’s primary focus on convenience stores, gas stations, small markets and similar venues. Conveniant Hemp Mart’s operations are in the development stage.
•	MoneyTrac Technology, Inc.; MoneyTrac Technology, Inc. is a developer of an integrated and streamlined electronic payment processing system containing E-Wallet and mobile applications, that allows for the management and processing of prepaid cards, debit cards, and credit card payments. We entered into a stock purchase agreement with MoneyTrac on March 13, 2017 to purchase a 15% equity position in MoneyTrac. On July 27, 2017 we completed tender of the purchase price of $250,000. MoneyTrac’s business and banking software solutions offer firms the ability to deposit funds directly into a “MoneyTrac Merchant Wallet,” created and controlled by the firm, from which the firm can manage and provide inventory management, payroll processing, and audit tracking; and, the creation of “Customer Wallets,” by anyone who wants to engage in cashless transactions, by loading money into their “MoneyTrac Customer Wallet” from a bank account or through a MoneyTrac kiosk, which also accepts debit and credit card transactions. MoneyTrac’s kiosks are marketed to businesses that wish to offer cashless transactions to its customers, who can choose to either have funds loaded directly into their “Customer Wallet” or onto a pre-paid debit card. MoneyTrac’s system provides for a secure, managed and auditable record of cashless transactions that is designed to be marketed to firms who want an alternative payment and management method for transacting business, including those firms in the legalized cannabis business in those states where cannabis has been legalized for recreational and/or medicinal use.
25

•	Global Hemp Group, Inc. Joint Venture; On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group Inc., a Canadian corporation, in a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada. The joint venture’s goal is to develop a “Hemp Agro-Industrial Zone”, a concept that promotes and engages farmers, processors and manufacturers to collaboratively produce and process 100% of the hemp plant into a number of wholesale materials that can be manufactured into healthy and sustainable products. The “HAIZ” will be surrounded by hemp production thereby minimizing the cost of expensive transportation to distant processing facilities. The “Hemp Agro-Industrial Zone” has a goal of producing social and environmental benefits to the communities where they operate. These zones are envisioned to prospectively create jobs for farmers, foster rural development, provide the opportunity to develop more sustainable products of superior quality and help support Global Hemp Group’s commitment to creating a carbon free economy. The first phase of the project involved lab testing in support of the trials. The Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick (“CCNB”) intends to assist Global Hemp Group in research on its ongoing industrial hemp trials in the region, and to perform laboratory tests in support of these trials. These tests will provide information to validate agronomic and key yield data in preparation of a large scale industrial development project that will involve processing of the full plant: grain, straw, flowers and leaves, scheduled to begin in 2018. The results of these tests will also be used in discussions with farmers of the region to refine a hemp-based farming model, and to mobilize additional farmers for the next growing season. Our participation included providing one-half, or $10,775 of the funding for the phase one work. On January 10, 2018, phase-one was completed by successfully cultivating industrial hemp during the 2017 growing season for research purposes. The objective of phase one was to re-introduce hemp into the area and ensure that it could be productive under New Brunswick growing conditions prior to significantly increasing cultivation acreage and building a hemp processing facility in the region, in future phases of the project. As a result of our participation in the joint venture, we will share in the ownership of research and development of hemp and CBD related studies produced by the New Brunswick Project, and, in the event Canadian laws governing the growing, harvesting, manufacturing and production of products containing hemp and CBD change (as expected, but not guaranteed) in 2018, we would benefit from possible preferred pricing and terms for the purchase of hemp and CBD that would enable us to further conduct its business and research and development into hemp and CBD products.

•	Bougainville Ventures, Inc. Joint Venture; On March 16, 2017, we entered into a joint venture agreement with Bougainville Ventures, Inc., a Canadian corporation. The purpose of the joint venture was for the Company and Bougainville to jointly engage in the development and promotion of products in the legalized Marijuana industry in Washington State; (ii) utilize BV’s high quality grow operations in the State of Washington on real property leased by BV for use within the legalized Marijuana industry; (iii) provide technical and management services and resources including but not limited to: sales and marketing, agricultural procedures, operations security and monitoring, processing and delivery, branding, capital resources and financial management; and, (iv) optimize collaborative business opportunities. The Company and Bougainville agreed to operate through a Washington State Limited Liability Company, and BV-MCOA Management, LLC was organized in the State of Washington on May 16, 2017.

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

Thereafter, the Company determined that Bougainville was not a lessee to property in Washington State, but rather was a party to a purchase agreement for real property. Bougainville also did not possess an agreement with an I503 license holder to grow Marijuana on the property. Nonetheless, as a result of funding arranged for by the Company Bougainville purchased the land.

Thereafter, Bougainville and the Company entered into good faith negotiations to revise and restate the joint venture agreement to clarify the respective contributions and roles of the parties going forward. Once the revised and restated joint venture agreement is finalized, and the land is subdivided by the Okanogan County Assessor, Bougainville will deed the land to the joint venture. Thereafter, the joint venture will lease the property to a third party who will operate and curate the land for the growth, cultivation harvest and sale of agricultural products determined by the lessee of the land in its discretion. As noted above, our business plans and priorities evolved over 2017. Originally, we were very interested in directly engaging in the growth, cultivation, harvesting and distribution of cannabis and the research and development of cannabis products for sale. We initially envisioned the joint venture as playing an active role in the growth, cultivation and harvesting of cannabis on the land. However, we ultimately determined to abandon direct involvement with THC psychoactive cannabis in favor of focusing on the development, manufacturing, marketing and sale of non-psychoactive industrial hemp, and hemp-derived consumer products containing CBD. As a result of the foregoing, we expect that aside from having arranged for the funding necessary for the purchase of the land, our participation in the joint venture’s role going forward will only be to lease the land to a third party, and to provide financial accounting and business services. The following documents, once completed and executed, will be filed on Form 8-K:

▪	The revised and restated joint venture agreement between the Company and Bougainville;
▪	A copy of the deed transferring the land from Bougainville to BV-MCOA Management, LLC;
▪	The lease agreement between BV-MCOA Management, LLC and a third party; and,
▪	The agreement between BV-MCOA Management, LLC and third party for consulting services.
•	GateC Research Joint Venture; On March 17, 2017, the Company and GateC Research, Inc. entered into a Joint Venture Agreement. The Company committed to raise up to $1,500,000 over a six-month period, with a minimum commitment of $500,000 within a three (3) month period; and, information establishing brands and systems for the representation of marijuana related products and derivatives comprised of management, marketing and various proprietary methodologies, including but not limited to its affiliate marketing program, directly tailored to the marijuana industry. GateC agreed to contribute its management and control services and systems related to marijuana grow operations in Adelanto County, California, and its permit to grow marijuana in an approved zone in Adelanto, California. On or about November 28, 2017, GateC and the Company orally agreed to a suspension of the Company’s funding commitment, pending the finalization of California State regulations governing the growth, cultivation and distribution of marijuana. Consistent with the Company’s decision, as discussed above, to not directly engage in TCH psychoactive cannabis growth, the Company and GateC entered into a Recession and Mutual Release Agreement on March 19, 2018. GateC and the Company rescinded the Agreement and concurrently released each other from any all any and all losses, claims, debts, liabilities, demands, obligations, promises, acts, omissions, agreements, costs and expenses, damages, injuries, suits, actions and causes of action, of whatever kind or nature, whether known or unknown, suspected or unsuspected, contingent or fixed, that they may have against each other and their Affiliates, arising out of the joint venture agreement.
27

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our hempSMART™ product sales and research and development efforts. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Results of Operations - The Company generated revenue of $19,010 for the three months ended March 31, 2018. This increase is due to the Company’s initial deployment of its hempSMART marketing and sales efforts. Since the Company’s sales efforts were launched approximately one year ago, no currently known or previous matters are expected to have a material impact on current or future operations, with the exception of the Company’s need for additional funding (See Note 2 to the Financial Statements). For the three months ended March 31, 2018, the Company had income from continuing operations of $4,150,799 compared to a loss from continuing operations of $18,078,284 for the three months ended March 31, 2017. This change is due primarily to the Company’s stock based compensation issued in 2017 as compared to 2018, changes in our derivative and warrant liabilities and non-cash interest related to our with our convertible debt.

Revenues/Cost of sales

Total Revenues - Total revenues were $19,010 for the three months ended March 31, 2018 as compared to $5,893 for the three ended March 31, 2017. The reported revenues for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products. Management plans to expand its marketing and selling efforts in 2018 and expects revenues to increase in the coming months.

Costs and Expenses - Costs of sales, include the costs of product development, manufacturing, testing, packaging, storage and sale. For the three months ended March 31, 2018, costs of sales were $10,446 as compared to $3,349 for the three months ended March 31, 2017. The reported costs of sales for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products.

General and administrative expenses

Other general and administrative expenses decreased to $301,479 for the three months ended March 31, 2018 compared to $17,978,754 the three months ended March 31, 2017. General and administrative expenses include selling and marketing, research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The decrease is attributed primarily to reduction in stock based compensation from the three months ended March 31, 2017 of $17,672,750 to $312,400 in the current period.

Gain on change in fair value of derivative liabilities

During 2017 and 2018, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to fair value the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $5,056,686 and $19,889 change in fair value of derivative liabilities for the three months ended March 31, 2018 and 2017, respectively.

Loss on equity investment

During the three months ended March 31, 2018, we adjusted the carry value of our investment for our pro rata share of loss with BV-MCOA Management LLC to $0 incurring a $37,673 loss.

Gain on settlement of debt

During the three months ended March 31, 2018, we terminated a material definitive agreement not made in the ordinary course of its business. The parties to the agreement are the Company and GateC. As such we canceled our outstanding debt obligation to joint venture realizing a gain on settlement of $1,500,000. In addition, we incurred a loss on debt settlement of $1,343,161 due to default provisions of our previously issued convertible notes.

Interest Expense

Interest expense during the three months ended March 31, 2018 was $730,746 compared to $121,721 for the three months ended March 31, 2017. Interest expense primarily consists of interest incurred on our convertible and other debt. The debt discounts amortization and non-cash interest incurred during the three months ended March 31, 2018 and 2017 was $502,682 and $281, respectively. In addition, we incurred a non-cash interest of $187,861 and $138,957 non-cash interest in connection with convertible notes in 2018 and 2017.

Liquidity and Capital Resources – The Company has generated a net income from continuing operations for the three months ended March 31, 2018 of $4,150,799, however used $497,250 cash for operations. As of March 31, 2018, the Company had total assets of $1,079,409, which included inventory of $228,930 and accounts receivable of $3,713.

During the three months ended March 31, 2018 and 2017, the Company has met its capital requirements through a combination of loans and convertible debt instruments. The Company will need to secure additional external funding in order to continue its operations. Our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $400,000 for March 31, 2018, as compared to $99,965 for March 31, 2017, and an increase proceeds from the sale of note payables to a related party of $21,706 for March 31, 2018 as compared to $0 for March 31, 2017, and a decrease in proceeds from sales of our common stock of $0 for March 31, 2018, as compared to $85,000 for the three months ended March 31, 2017. We have during the period ended March 31, 2018, relied upon external financing arrangements to fund our operations. During the three months ended March 31, 2018, we entered into two separate financing arrangements with St. George Investments, LLC, a Utah limited liability company, in which we borrowed an aggregate of $440,000, the principal of which is convertible into shares of our common stock (see Note 6, Convertible Note Payable). Our ability to rely upon external financing arrangements to fund operations is not certain, and this may limit our ability to secure future funding from external sources without changes in terms requested by counterparties, changes in the valuation of collateral, and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way. We intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally.

Operating Activities - For the three months ended March 31, 2018, the Company used cash in operating activities of $493,250. For the three months ended March 31, 2017, the Company used cash in operating activities of $189,565. This increase is due primarily to the implementation of our new business plan, operations, management, personnel and professional services, and the resulting increases in operating expenses.

Investing Activities - During the three months ended March 31, 2018, the Company spent cash of $4,202 in investing activities related to its purchase of equipment. During the three months ended March 31, 2017, we spent $4,860 on equipment purchases and $75,000 investment in joint ventures.

Financing Activities - During the three months ended March 31, 2018, the Company, primarily through its receipt of funds from the issuance of notes payable and notes payable to related parties resulted in financing activity of $421,706. For the three months ended March 31, 2017 the Company received proceeds of $85,000 from sale of common stock and $99,965 from issuance of note payable.

The Company’s business plans have not generated significant revenues and as of the date of this filing are not sufficient to generate adequate amounts of cash to meet its needs for cash. The Company's primary source of operating funds in 2018 and 2017 have been from revenue generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in the second half of 2018 and beyond as it develops its affiliate marketing program and other direct sales and marketing programs. The Company has stockholders' deficiencies at March 31, 2018 and requires additional financing to fund future operations. As of the date of this filing, and due to the early stages of operations, the Company has insufficient sales data to evaluate the amounts and certainties of cash flows, as well as whether there has been material variability in historical cash flows.

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

 Off Balance Sheet Arrangements

As of March 31, 2018, and December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Government Regulations of Cannabis

Federal Law

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

Recent Accounting Pronouncements - See Note 3 of the condensed consolidated financial statements for discussion of recent accounting pronouncements.

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

As of March 31, 2018, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

Previously, in our quarterly report for the period ending June 30, 2017, we reported that our internal controls were not effective. In preparing the subject quarterly report, we reviewed and tested our internal communications protocols with an emphasis on examining how the financial data subject to our reporting obligations is communicated amongst our management, including our Principal Executive Officer, our accounting personnel and our legal counsel. Our testing included meeting and conferring with management, our accounting personnel and legal counsel to identify the work flow of how information is generated, processed and distributed amongst all parties. We examined how information was generated; how the information was communicated amongst management and the Company’s accounting personnel and legal counsel prior to reporting with the Commission.

Our testing showed that our telephonic communications amongst management, our accounting personnel and legal counsel, was often not made part of follow up written confirmations amongst all concerned in order to identify, accumulate and effectively communicate financial information.

To address this weakness, we established a communications work flow between management, accounting personnel and legal counsel including establishing deadlines in which management communicates in writing with its accounting personnel relevant facts and documents necessary for generating internal accounting recordkeeping that is accurate and necessary for timely reporting. Additionally, the Company established communication requirements such that once the Company’s internal accounting recordkeeping is finalized, it is communicated in writing amongst management, our accounting personnel and the Company’s legal counsel. Further, any and all communications related to the processed internal accounting recordkeeping should be followed up in a confirmed writing to all concerned, including management, our accountant and our legal counsel. The Company believes that this work flow as implemented addressed the above noted weaknesses because it insures that all relevant parties, including management, our inside accounting personnel and our legal counsel, will have confirmed in writing that the information accumulated and communicated is accurate in order to timely report same consistent with the Company’s reporting obligations to the Commission.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On May 6, 2018, DTTO Funding notified the Company that it was in default of its April 1, 2017 promissory note for principal of $100,000 plus default interest at the rate of 13% and penalties and costs. No legal proceeding has been filed or is pending against the Company at this time, and the Company is attempting to resolve the default amicably.

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

Due to our involvement in the cannabis/hemp industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability:

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

We made investments during 2017 in MoneyTrac Technology, Inc. and Conveniant Hemp Mart, LLC. Both of these ventures are in the development stage. The success of their respective business plans is uncertain and each may fail, causing us to lose our complete investment. The investments carry with them significant risks. Each company is still in an early phase and is just beginning to implement its respective business plans. There can be no assurance that either will ever operate profitably. As an equity purchaser in MoneyTrac and Conveniant Hemp Mart, we will not receive a return on our investment unless and until they distribute a dividend. Development stage companies may take a long time or never distribute dividends. As such, there can be no assurance that we will receive any returns from our investments. The timing of profit realization, if any, is highly uncertain. The likelihood of their respective success should be considered in light of the problems, expenses, difficulties, complications and delays usually encountered by companies in their early stages of development. Either company may not be successful in attaining the objectives necessary for them to overcome these risks and uncertainties. Further, each company may need additional funding and it is possible that they will be unable to obtain additional funding as and when they need it. If either company is unable to obtain capital it may be on unfavorable terms or terms which excessively dilute us as an existing equity holder (See Note 4; by virtue of recent MoneyTrac sales of unregistered securities, the Company’s equity position in MoneyTrac has been reduced to 6%). If either company is unable to obtain additional funding, they may not be able to repay debts when they are due and payable and they could be forced to delay their development, marketing and expansion efforts and could experience material losses and potentially cease operations.

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

We originally entered into a joint venture agreement with Bougainville Ventures, Inc. on March 16, 2017. Both the Company and Bougainville made certain representations and promises to each other in the joint venture agreement, including, but not limited to, a commitment by the Company to provide funding for the joint venture in an amount not to exceed $1 million pursuant to a funding schedule; and, Bougainville’s representations that it: leased land in Washington State that was suitable for growing cannabis and an association and agreement with a Tier 3 license holder for use of the land to grow cannabis. The Company was unable to meet its funding commitment on schedule pursuant to the joint venture agreement. Bougainville did not have a lease for land in Washington State, but was a party to a real estate purchase contract. Bougainville did not have an agreement with a Tier 3 license holder to operate on the land. The Company and Bougainville entered into good faith negotiations to resolve the differences, discrepancies and representations in the joint venture agreement, and to enter into a revised and restated joint venture agreement. As of the date of this filing, the restated agreement is pending completion. We expect that, consistent with the original joint venture agreement in place, the land purchased as the result of funding the Company arranged for will be deeded into the joint venture by Bougainville, and that afterwards, the joint venture's involvement will be solely that as a lessor of the land to a third party, and as a provider of financial accounting and consulting services. However, as with any pending contract re-negotiation, there are unknown risks that terms may be reached that could be different from or materially harmful to the Company and its investment in the joint venture. These risks include disagreements between us and Bougainville that could result in costly and risky litigation, or materially different terms that could harm our financial position and investment, and our corresponding obligations under secured convertible promissory notes with St. George Investments, LLC that could result in liability under the terms of the notes or St. George's election to convert part of all of the debt outstanding into shares of our common stock, which would result in dilution of our common stock.

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

During the quarter ended March 31, 2018, the Company made the following sales of unregistered equity securities:

On February 2, 2018, the Company issued PYP Enterprises 1,000,000 shares of restricted common stock, as consideration for services rendered. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. PYP Enterprises was an “accredited investor” and/or “sophisticated investor” pursuant to Sections 506 and 501(a) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to PYP Enterprises full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. PYP Enterprises acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares so purchased cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Global Hemp Group, Inc. TTO Enterprises, Inc. Company Joint Venture Agreement
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**       Filed herewith

***       Furnished Herewith

(1)       Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2018

MARIJUANA COMPANY OF AMERICA, INC.

By:	/S/ Donald Steinberg
Donald Steinberg
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Robert Hymers
Robert Hymers
Chief Financial Officer
(Principal Financial and Accounting Officer)

