Form 10-Q/A
period 2017-06-30
Marijuana Co of America, Inc.
filed 2018-06-08
CIK 1078799

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 3

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

EXPLANATORY NOTE

This amendment to the Registrant’s quarterly report on Form 10-Q for the period ending June 30, 2017, contains additional disclosures in notes to our financial statements including: Note 4: Restatement of Financial Statements , and Note 13 : Subsequent Events. Additional disclosures are also included in Part II, Item 1A, Risk Factors, and in the Liquidity & Capital Resources disclosures in our Management Discussion and Analysis.

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

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,700,871)	$(1,429,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	647	—
Amortization of debt discount	27,497	—
Non cash interest	883,221	—
Gain on change in fair value of derivative liabilities	(29,968)	—
Impairment of Investment in GateC Joint Venture	1,500,000	—
Stock based compensation	17,816,458	1,140,690
Notes payable issued in settlement of accrued compensation	167,241	28,830
Changes in operating assets and liabilities:
Accounts receivable	(16,308)	—
Inventory	(57,185)	—
Accounts payable	8,164	—
Accrued compensation	(32,710)	195,000
Net cash used in operating activities	(433,841)	(64,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment	(280,000)	—
Purchase of property and equipment	(4,860)	—
Net cash used in investing activities	(284,860)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	99,965	—
Proceeds from issuance of notes payable, related party	395,880	—
Proceeds from sale of common stock	85,000	65,000
Net cash provided by financing activities	580,845	65,000

Net (decrease) increase in cash	(137,856)	9

Cash-beginning of period	147,486	—
Cash-end of period	$9,630	$9

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

Non cash financing activities:	$—	$—

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during six months ended June 30, 2017, the Company incurred net losses of $20,700,871 and used cash in operations of $433,841. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of June 30, 2017, there were outstanding stock options to purchase 1,000,000,000 shares of common stock, 583,333,333 shares of which were vested. (See Note 10 )

Net Loss per Common Share, basic and diluted

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

Investments

The Company follows Accounting Standards Codification subtopic 321-10, Investments-Equity Securities (“ASC 321-10) which requires the accounting for equity security to be measured at fair value with changes in unrealized gains and losses are included in current period operations. Where an equity security is without a readily determinable fair value, the Company may elect to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes (See Note 6 ).

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

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENTS

On April 24, 2018, the Registrant’s Board of Directors met to review and discuss the Company’s previously issued financial statements for the period ending June 30, 2017. The Board determined that there were errors in the financial statements, and determined that because of such errors, the financial statements should not be relied upon. The Company filed Form 8-K on April 27, 2018.

Specifically, the errors included the failure to disclose current liabilities as of June 30, 2017, related to our respective investments in the Bougainville Ventures, Inc. Joint Venture (“Bougainville”), the GateC Research, Inc. Joint Venture (“GateC”), MoneyTrac Technologies, Inc. (“MoneyTrac”) and Conveniant Hemp Mart, LLC (“Conveniant”).

In the Company’s Form 10-Q for the period ending June 30, 2017, we chose not to classify the Company’s entire $1 million funding obligation, undertaken pursuant to the Bougainville Joint Venture agreement, as a current liability. We chose not to classify as a current liability the Company’s entire $1.5 million funding obligation in the GateC Joint Venture agreement. We also chose not to classify as current liabilities our total investments in MoneyTrac and Conveniant. We previously determined, given the funding schedules pertaining to both joint ventures and the MoneyTrac and Conveniant investments, that the Company’s disclosures of current liabilities would be accrued as the funding obligations were respectively incurred. Upon further review, we determined that these obligations should have been recorded in the June 30, 2017 financial statements.

NOTE  5 – PROPERTY AND EQUIPMENT

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

NOTE  6 – INVESTMENTS

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

The standalone unaudited balance sheet of the BV- MCOA Management LLC Joint Venture as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
ASSETS

Cash	82.00	—
Total Cash	82.00
Other Current Assets
Bougainville Ventures Inc. Receivable	(100.00)	—
Total Other Current Assets	(100.00)	—
Total Current Assets	(18.00)	—
Fixed Assets
Land Deposit	75,000.00	—
Total Fixed Assets	75,000.00	—
TOTAL ASSETS	74,982.00	—
LIABILITIES & EQUITY
Equity
MCOA Capital Contribution	75,000.00	—
Net Income	(18.00)	—
TOTAL LIABILITIES AND EQUITY	74,982	—

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

NOTE 7 – CONVERTIBLE NOTE PAYABLE

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

NOTE 8 – NOTES PAYABLE, RELATED PARTY

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

NOTE 9 – DERIVATIVE LIABILITIES

As described in Notes 7 and 8 , the Company issued convertible notes that contained conversion features and a reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

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

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in note 9 , While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Notes 7 and 8 are that of volatility and market price of the underlying common stock of the Company.

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

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related and working capital purposes. As of June 30, 2017 , and December 31, 2016, there were no related party advances outstanding.

As of June 30, 2017 , and December 31, 2016, accrued compensation due officers and executives included as accrued compensation was $-0- and $32,710, respectively.

At June 30, 2017, and December 31, 2016, there were an aggregate of $615,668 notes payable due to officers. See Note 8 .

NOTE 13 – SUBSEQUENT EVENTS

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

GateC Joint Venture Termination

On March 19, 2018, the Company and GateC entered into a Recession and Mutual Release Agreement. GateC and the Company rescinded the joint venture agreement and concurrently released each other from any all any and all losses, claims, debts, liabilities, demands, obligations, promises, acts, omissions, agreements, costs and expenses, damages, injuries, suits, actions and causes of action, of whatever kind or nature, whether known or unknown, suspected or unsuspected, contingent or fixed, that they may have against each other and their Affiliates, arising out of the joint venture agreement.

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

Status Update on Bougainville Operations

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

Thereafter, Bougainville, the Company and Green Ventures entered into good faith negotiations to revise and restate the joint venture agreement to clarify the respective contributions and roles of the parties going forward. Once the revised and restated joint venture agreement is finalized, and the land is subdivided by the Okanogan County Assessor, Green Ventures and Bougainville will deed the land to the joint venture. Thereafter, the joint venture will lease the property to a licensed third party who will operate and curate the land for the growth, cultivation harvest and sale of agricultural products determined by the lessee of the land in its discretion. The Company will also provide financial consulting services to the joint venture. The following documents, once completed and executed, will be filed on Form 8-K:

▪ The revised and restated joint venture agreement between the Company and Bougainville;

▪ A copy of the deed transferring the land to BV-MCOA Management, LLC;

▪ The lease agreement between BV-MCOA Management, LLC and a licensed third party; and,

▪ The agreement between BV-MCOA Management, LLC and the Company for consulting services.

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

Through its wholly owned subsidiary, H Smart, Inc., the Company launched its hempSMART™ division in 2016, focused on the development and sale of Industrial Hemp products under the tradename hempSMART™, incorporating products with hemp oil that contains Cannabidiol, also known as “CBD.” The Company’s first product under its hempSMART™ division is hempSMART™ Brain, a formulated product encapsulated with CBD as the core ingredient, combined with other high quality ingredients. On July 18, 2016, the Company filed a patent application for its proprietary formulation for hempSMART™ Brain. The Company has also filed for a trademark for the hempSMART™ brand name. The Company intends to broaden hempSMART’s™ product offerings to include products targeting body care, cosmetics, and a line of branded merchandise using the hempSMART™ name.

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

On March 16, 2017, the Company entered into a binding joint venture agreement with Bougainville Ventures, Inc., a Canadian corporation (“BV”). The purpose of the joint venture was for the Company and Bougainville to jointly engage in the development and promotion of products in the legalized Marijuana industry in Washington State; (ii) utilize BV’s high quality grow operations in the State of Washington on real property leased by BV for use within the legalized Marijuana industry; (iii) provide technical and management services and resources including but not limited to: sales and marketing, agricultural procedures, operations security and monitoring, processing and delivery, branding, capital resources and financial management; and, (iv) optimize collaborative business opportunities. The Company and Bougainville agreed to operate through a Washington State Limited Liability Company, and BV-MCOA Management, LLC was organized in the State of Washington on May 16, 2017 (See Note 13, Subsequent Events).

On March 17, 2017, the Company signed a binding joint venture agreement with GateC Research Inc. (“GCR”), a California corporation. GCR maintains a permit to grow Marijuana legally within an approved zone in Adelanto County, California. The Company and GCR intend to optimize collaborative business opportunities in the development and sales of cannabis products in the legalized Marijuana industry in California, utilizing GCR’s high quality grow operations to provide sales and marketing, agricultural procedures, operations security and monitoring, processing and delivery, branding, capital resources and financial management. The Company’s commitment to the joint venture project is to provide ($1,500,000) USD over a six-month period, with a minimum commitment of five hundred thousand ($500,000 USD) within a three (3) month period. The Company has yet to provide this financing and has recorded a liability for the total amount. As of June 30, 2017, this investment is deemed to be fully impaired and as such, an impairment expense has been recorded in the profit and loss statement of $1,500,000 (See Note 13, Subsequent Events).

Aside from our hempSMART™ business, research and development, property management and financial bookkeeping services, our business also includes making selected investments in other related new businesses. As of June 30, 2017 we made investments in startup ventures, including:

MoneyTrac Technology, Inc.; MoneyTrac is a developer of an integrated and streamlined electronic payment processing system containing E-Wallet and mobile applications, that allows for the management and processing of prepaid cards, debit cards, and credit card payments. We entered into a stock purchase agreement with MoneyTrac on March 13, 2017 to purchase a 15% equity position in MoneyTrac. On July 27, 2017 we completed tender of the purchase price of $250,000. MoneyTrac’s business and banking software solutions offer firms the ability to deposit funds directly into a “MoneyTrac Merchant Wallet,” created and controlled by the firm, from which the firm can manage and provide inventory management, payroll processing, and audit tracking; and, the creation of “Customer Wallets,” by anyone who wants to engage in cashless transactions, by loading money into their “MoneyTrac Customer Wallet” from a bank account or through a MoneyTrac kiosk, which also accepts debit and credit card transactions. MoneyTrac’s kiosks are marketed to businesses that wish to offer cashless transactions to its customers, who can choose to either have funds loaded directly into their “Customer Wallet” or onto a pre-paid debit card. MoneyTrac’s system provides for a secure, managed and auditable record of cashless transactions that is designed to be marketed to firms who want an alternative payment and management method for transacting business, including those firms in the legalized cannabis business in those states where cannabis has been legalized for recreational and/or medicinal use.

Results of Operations - For the three months ended June 30, 2017, the Company had a loss from continuing operations of $2,622,587 compared to a loss from continuing operations of $338,013 for the three months ended June 30, 2016. For the six months ended June 30, 2017, the Company had a net loss from continuing operations of $20,700,871, as compared to $1,429,511 for the six months ended June 30, 2016. This change is due primarily to the Company’s cannabis operations and restricted stock compensation granted to directors, employees and third party service providers recorded at an estimated fair value of $17,816,458 for the six months ended June 30, 2017, compared to $1,140,690 during the corresponding period in 2016.

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

Liquidity and Capital Resources – The Company has generated a net loss from continuing operations for the three months ended June 30, 2017 of ($2,622,587) and $ (20,700,871) for the six months ended June 30, 2017. As of June 30, 2017, the Company had total assets of $1,465,165, which included inventory of $140,660, accounts receivable of $10,662, and cash of $9,630 and an investment balance of $1,300,000.

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

The Company and Tangiers also executed two fixed convertible promissory notes: one in the amount of two hundred and fifty thousand dollars ($250,000) and one in the amount of fifty thousand dollars ($50,000), each bearing interest at the rate of ten percent (10%). The $250,000 Note is due and payable within seven months of the Effective Date of each payment, and is convertible at a price equal to $0.0125. The $50,000 Note is due and payable on February 25, 2018, and is convertible at a price equal to $0.0175. Tangiers may convert any amount of principal or interest due into the Company’s Common Stock, par value $0.001 per share. (See Note 13 Subsequent Events).

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

The Company has a material capital commitment to provide up to $1.5 million dollars in funding for the GateC joint venture project, but as of the date of this filing has not provided or arranged financing for this project. As the Company does not currently have the funding capability to complete both projects, it entered into a $5 million fixed funding commitment with Tangiers Global, LLC on August 1, 2017 requiring the Company to register shares of its common stock for sale to Tangiers to provide the Company with the necessary funding to complete both the Bougainville Ventures project and the GateC project. Aside from the completion of the Company’s financing commitments mentioned above, the Company expects that cash provided by the Tangiers fixed funding commitment will allow it to augment its cash used in future operating activities (See Note 13 : Subsequent Events).

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

Dated: June 8 , 2018

MARIJUANA COMPANY OF AMERICA, INC.

By:	/S/ Donald Steinberg
Donald Steinberg
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Robert Hymers
Robert Hymers
Chief Financial Officer
(Principal Financial and Accounting Officer)

