Form 10-Q/A
period 2017-09-30
Marijuana Co of America, Inc.
filed 2018-06-08
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT 3

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

EXPLANATORY NOTE

This third amendment to the Registrant’s quarterly report on Form 10-Q for the period ending September 30, 2017, contains additional disclosures in notes to our financial statements including : Note 4 : Restatement of Financial Statements; Note 6 : Investments, and Note 13 : Subsequent Events. Additional disclosures are also included in Risk Factors, Part II, Item 1A, and in the Liquidity & Capital Resources disclosures in our Management Discussion and Analysis.

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets as of September 30, 2017 (unaudited) and December 31, 2016 (audited)	3

		Condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (unaudited)	4

		Condensed consolidated statement of stockholders’ deficit for the nine months ended September 30, 2017 (unaudited)	5

		Condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 (unaudited)	6

		Notes to condensed consolidated financial statements (unaudited)	7-24

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-31
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	31
	ITEM 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	32
	ITEM 1A.	Risk Factors	32-43
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
	ITEM 3.	Defaults Upon Senior Securities	44
	ITEM 4.	Mine Safety Disclosures	44
	ITEM 5.	Other Information	44
	ITEM 6.	Exhibits	45

	SIGNATURES		46

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$—	$147,486
Accounts receivable, net	11,900	9,124
Inventory	149,419	83,475
Total current assets	161,319	240,085

Property and equipment, net	12,742	—

Other assets:
Security Deposit	2,500	—
Investments	935,775	—

Total assets	$1,112,336	$240,085

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$313,835	$324,889
Accrued compensation	97,500	32,710
Accrued interest	12,598	4,800
Debt Obligation GateC Joint Venture	1,500,000	—
Debt Obligation Bougainville Joint Venture	625,000	—
Notes payable, related party, net of debt discount of $22,681 and $0	277,863	7,487
Convertible notes payable, net of debt discount of $107,597	88,515	—
Warrant liability	1,462,401	—
Derivative liability	632,322	—
Total current liabilities	5,010,035	369,886

Long term debt:
Convertible notes payable, net of debt discount of $400,395	77,105	—
Derivative liability	451,295	—
Total long term debt	528,400	—

Total liabilities	5,538,435	369,886

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	10,000	10,000
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 2,035,847,197 and 1,620,996,998 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2,035,847	1,620,996
Additional paid in capital	27,559,857	7,685,387
Accumulated deficit	(34,031,802)	(9,446,184)
Total stockholders' deficit	(4,426,099)	(129,801)

Total liabilities and stockholders' deficit	$1,112,336	$240,085

See the accompanying notes to these unaudited condensed financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017		2016
REVENUES:
Sales	$2,927	$—		$19,950	$—
Cost of sales	1,941	—		14,099	—

Gross Profit	986	—		5,851	—

OPERATING EXPENSES:
Selling, general and administrative expenses	700,112	499,018		19,051,948	1,928,529
Depreciation	755	—		1,402	—
Total operating expenses	700,867	499,018		19,053,350	1,928,529

Net loss from operations	(699,881)	(499,018)		(19,047,499)	(1,928,529)

OTHER INCOME (EXPENSES):
Interest expense, net	(1,946,394)	(7,000)		(2,829,615)	(7,000)
Impairment of GateC Joint Ventures	—	—		(1,500,000)	—
Loss on equity investment	(375,000)			(375,000)
Loss on change in fair value of derivative liabilities	(863,472)	—		(833,504)	—
Loss on settlement of debt	—	—		—	—
Total other income (expense)	(3,184,866)	(7,000)		(4,038,119)	(7,000)

Net loss before income taxes	(3,884,747)	(506,018)		(24,585,618)	(1,935,529)

Income taxes (benefit)	—	—		—	—

NET LOSS	$(3,884,747)	$(506,018)	$	(24,585,618)	$(1,935,529)

Loss per common share, basic and diluted	$(0.00)	$(0.00)		$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	1,989,607,407	1,271,854,479		1,882,958,037	1,197,428,751

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2017

					Additional
	Class A Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31,2016	10,000,000	$10,000	1,620,996,998	$1,620,996	$7,685,387	$(9,446,184)		$(129,801)
Common stock issued for services rendered	—	—	301,533,333	301,533	17,414,550	—		17,716,083
Common stock issued in settlement of related party notes payable	—	—	55,604,744	55,605	2,035,133	—		2,090,738
Replacement of previously canceled common shares	—	—	20,000,000	20,000	(20,000)	—		—
Sale of common stock	—	—	8,166,667	8,167	76,833	—		85,000
Common stock issued for accrued officer compensation	—	—	29,545,455	29,546	(29,546)	—		—
Stock based compensation	—	—	—	—	397,500	—		397,500
Net loss	—	—	—	—	—	(24,585,618)		(24,585,618)
Balance, September 30, 2017 (unaudited)	10,000,000	$10,000	2,035,847,197	$2,035,847	$27,559,857	$ (34,031,802)	$	(4,426,099)

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2017		2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(24,585,618)	$(1,935,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		1,402	—
Amortization of debt discount		729,326	—
Non cash interest		1,020,784	—
Loss on change in fair value of derivative liabilities		833,504	—
Fair value of liability warrants issued as inducement fee		1,060,037	—
Impairment of GateC Joint Venture		1,500,000	—
Stock based compensation		18,113,583	1,488,290
Notes payable issued in settlement of accrued compensation and expenses incurred		426,890	235,853
Loss on equity investment		375,000	—
Changes in operating assets and liabilities:
Accounts receivable		2,089	—
Inventory		(65,944)	—
Accounts payable		(3,255)	7,001
Accrued compensation		64,790	97,500
Net cash used in operating activities		(527,412)	(106,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments		(688,275)	—
Purchase of property and equipment		(14,144)	—
Net cash used in investing activities		(702,419)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable		601,465	30,000
Proceeds from issuance of notes payable, related party		395,880	—
Proceeds from sale of common stock		85,000	77,000
Net cash provided by financing activities		1,082,345	107,000

Net (decrease) increase in cash		(147,486)	115

Cash-beginning of period		147,486	—
Cash-end of period		$—	$115

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid		$—	$—
Taxes paid		$—	$—

Non cash financing activities:
Common stock issued in settlement of related party notes payable		$2,090,738	$195,000

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during nine months ended September 30, 2017, the Company incurred net losses of $ 24,585,618 and used cash in operations of $527,412. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 4 – RESTATEMENT OF FINANCIAL STATEMENTS

On April 24, 2018, the Registrant’s Board of Directors met to review and discuss the Company’s previously issued financial statements for the period ending September 30, 2017. The Board determined that there were errors in the financial statements, and determined that because of such errors, the financial statements should not be relied upon. The Company filed Form 8-K on April 27, 2018.

Specifically, the errors included the failure to disclose current liabilities as of September 30, 2017, related to our respective investments in the Bougainville Ventures, Inc. Joint Venture (“Bougainville”), the GateC Research, Inc. Joint Venture (“GateC”), MoneyTrac Technologies, Inc. (“MoneyTrac”) and Conveniant Hemp Mart, LLC (“Conveniant”).

In the Company’s Form 10-Q for the period ending September 30, 2017, we chose not to classify the Company’s $625,000 amount due on its funding obligation, undertaken pursuant to the Bougainville Joint Venture agreement, as a current liability. We chose not to classify as a current liability the Company’s entire $1.5 million funding obligation in the GateC Joint Venture agreement. We also chose not to classify as current liabilities our total investments in MoneyTrac and Conveniant. We previously determined, given the funding schedules pertaining to both joint ventures and the MoneyTrac and Conveniant investments, that the Company’s disclosures of current liabilities would be accrued as the funding obligations were respectively incurred. Upon further review, we determined that these obligations should have been recorded in the September 30, 2017 financial statements.

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

NOTE  6 – INVESTMENTS

MoneyTrac

On March 13, 2017, the Company entered into a stock purchase agreement to acquire up to 15,000,000 common shares of MoneyTrac Technology, Inc., a corporation organized and operating under the laws of the state of California, for a total purchase price of $250,000 representing approximately 15% ownership at the time of the agreement. As of September 30, 2017, the Company had acquired 15,000,000 common shares for $250,000 representing approximately 15% ownership. In connection with the investment, Donald Steinberg, the Company’s President and Chief Executive Officer and Director, was appointed as a board member to MoneyTrac. Mr. Steinberg resigned on July 18, 2017.

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

As of September 30, 2017, the Company made a payment of $375,000, but otherwise failed to comply with the funding schedule set forth in the Agreement. As a result, the Company is in default of the Agreement as of September 30, 2017, and has recorded a liability for the unfunded amount of $625,000.

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

The standalone unaudited balance sheet of the BV- MCOA Management LLC Joint Venture as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
ASSETS

Cash	50,160.34	—
Total Cash	50,160.34
Other Current Assets
Bougainville Ventures Inc. Receivable	88,594.94	—
Total Other Current Assets	1387,755.28	—
Total Current Assets	138,755.28	—
Fixed Assets
Green House	35,724.61
Land Deposit	175,000.00	—
Total Fixed Assets	210,724.61	—
TOTAL ASSETS	349,479.89	—
LIABILITIES & EQUITY
Liabilities
Current Liabilities
Accounts Payable	3,456.50
Total Current Liabilities	3,456.50	—
Equity	346,023.39	—
TOTAL LIABILITIES AND EQUITY	349, 349,479.89	—

The standalone unaudited statement of operations of the BV- MCOA Management LLC Joint Venture for the nine months ended September 30, 2017 and September 30, 2016 are as follows:

	For the Nine Months Ended September 30, 2017	For the Nine Months Ended September 30, 2016
Income	0.00	—
Expense		—
Consulting Fees	15,200.00	—
Legal Fees	12,062.56
General and Administrative	1,505,39	—
Bank Service Charges	208.66	—
Total Expense	28,976.61	—
Net Loss	(28,976.61)	—

Conveniant Hemp Mart, LLC

On June 16, 2017, the Company entered into a Loan Agreement (“Agreement”) with Conveniant Hemp Mart, LLC (“Benihemp”), a limited liability company formed and operating under the laws of the State of Wyoming. Pursuant to the Agreement, Benihemp executed a promissory note for a principal loan amount of $50,000, accruing interest at the rate of 4% per annum and payable in one year, subject to one-time six-month repayment extension. On July 31, 2017, the Company exercised the option and paid Benihemp $50,000 to acquire a 25% membership interest in Benihemp’s limited liability company.

Global Hemp Group, Inc. Joint Venture

On August 31, 2017, the Company entered into a Joint Venture Agreement (“Agreement”) with Global Hemp Group, Inc., a Canadian corporation (“Global Hemp Group”). The Company will assist Global Hemp Group in developing commercial hemp production in New Brunswick, Canada. In the first year of the Agreement, the Company will share the costs of phase 1 of the hemp trial in New Brunswick, and paid $10,775; provide its expertise in developing hemp cultivation going forward; and, be granted a right of first refusal as Global Hemp Group’s primary off-taker of any raw materials produced from the project. The Company’s joint venture partner, Global Hemp Group, also partnered with Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick, to assist in conducting research with the hemp trials. The trials are taking place on the Acadian peninsula of New Brunswick, and the initial trials to establish commercial cultivation pursuant to the Agreement are expected to be completed in 2018.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

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

In connection with the issuance of convertible notes payable, the Company issued an aggregate of 43,653,846 warrants to purchase the Company’s common stock from $0.025 to $0.04, vesting immediately and expiring 5 years from the date of issuance. (See Note s 7 & 8 )

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

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in note 9 . While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Notes 4 and 5 are that of volatility and market price of the underlying common stock of the Company.

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

At September 30, 2017 and December 31, 2016, there were an aggregate of $54,277 and $0 notes payable due to officers, respectively. See Note 8 .

NOTE 13 – SUBSEQUENT EVENTS

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

On November 7, 2017, the Registrant paid Bougainville $425,000, equaling total payments to Bougainville of $800,000 consistent with the amended Agreement, along with an issuance of 15 million shares of common stock issued on November 9, 2017.

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

The Company’s commitment to the joint venture project is to provide $1,500,000 USD over a six-month period, with a minimum commitment of $500,000 USD within a three (3) month period. The Company has yet to provide this financing, and has recorded a liability for the unfunded portion. As of September 30, 2017, this investment is deemed to be fully impaired and as such, an impairment expense has been recorded in the profit and loss statement of $1,500,000. The Company received an extension on the funding commitment until California state regulations concerning cannabis are finalized and implemented in 2018, and the Company is able to obtain the $1,500,000 in the form of equity or debt financing (See Note 4, Restatement of Financial Statements, and Note 13 Subsequent Events ).

On March 16, 2017, the Company entered into a joint venture agreement with Bougainville Ventures, Inc., a Canadian corporation operating under the name BV-MCOA Management, LLC (“BV”), a Washington State Limited Liability Company. Bougainville Ventures, Inc. holds an assignable cannabis cultivation license and a lease for real property located in the State of Washington. The joint venture agreement, as amended on November 6, 2017, commits the Company to raise eight hundred thousand dollars ($800,000) and separately issue to Bougainville Ventures, Inc. or its designee fifteen million (15,000,000) shares of restricted common stock in order to purchase the property that BV would cultivate and harvest upon (See Note 13 , Subsequent Events). The Company will lease the property to the venture, thus acting solely as a landlord.

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

General and administrative expenses

Other general and administrative expenses increased to $ 19,051,949 for the nine months ended September 30, 2017 compared to $1,928,529 the nine months ended September 30, 2016. The increase can be attributed primarily to is due primarily to restricted stock compensation granted to directors, employees and third-party service providers.

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

Liquidity and Capital Resources – The Company has generated a net loss from continuing operations for the three months ended September 30, 2017 of ($3,884,747) and $(24,585,618) for the nine months ended September 30, 2017. As of September 30, 2017, the Company had total assets of $ 1,112,336 , which included inventory of $149,419 and accounts receivable of $11,900 and investments of $935,775 .

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

The Company’s two joint venture projects require the Company to provide material commitments of cash in order to fund the acquisition of land and operations to initiate the two grow operations. The Company does not have the ability to fund these joint ventures based upon its current cash position. The Company has arranged for partial external third party financing in the amount of $752,500 for the Company’s one-million-dollar financing commitment for the Bougainville Ventures joint venture project. The joint venture agreement commits the Company to a funding schedule that obligated the Company to make the following payments: $75,000 by April 4, 2017; $125,000 by April 17, 2017; $513,750 by May 1, 2017; $17,250 by June 1, 2017; $19,000 by July 1, 2017; and, $250,000 by August 1, 2017. As of September 30, 2017, the Company made a payment of $75,000 on April 4, and a payment of $300,000 on July 17, 2017, but otherwise failed to comply with the requirements of the funding schedule. The Company is in default of the joint venture agreement as of September 30, 2017. The Company subsequently entered into an amendment of the joint venture agreement with Bougainville which changed the Company’s funding obligation from $1,000,000 to $800,000, and separately required the Company to issue to Bougainville or its designee 15,000,000 shares of its restricted common stock (See Note 13, Subsequent Events) .

The Company has a material capital commitment to provide up to $1.5 million dollars in funding for the GateC joint venture project, but as of the date of this filing has not provided or arranged financing for this project, pending the implementation of California’s regulations concerning Cannabis due to be finalized in January, 2018. As the Company does not currently have the funding capability to complete both projects, it entered into a $5 million fixed funding commitment with Tangiers Global, LLC on August 1, 2017 requiring the Company to register shares of its common stock for sale to Tangiers to provide the Company with the necessary funding to complete both the Bougainville Ventures project and the GateC project. Aside from the completion of the Company’s financing commitments mentioned above, the Company expects that cash provided by the Tangiers fixed funding commitment will allow it to augment its cash used in future operating activities (See Note 13, Subsequent Events) .

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

Dated: June 8, 2018

MARIJUANA COMPANY OF AMERICA, INC.

By:	/S/ Donald Steinberg
Donald Steinberg
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Robert Hymers
Robert Hymers
Chief Financial Officer
(Principal Financial and Accounting Officer)

