Form 10-Q
period 2018-06-30
Marijuana Co of America, Inc.
filed 2018-08-17
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 16, 2018, there were 2,309,801,245 shares of registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets as of June 30, 2018 (unaudited) and December 31, 2017 (audited)	3

		Condensed consolidated statements of operations for the three and months ended June 30, 2018 and 2017 (unaudited)	4

		Condensed consolidated statement of stockholders’ deficit for the six months ended June 30, 2018 (unaudited)	5

		Condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 (unaudited)	6

		Notes to condensed consolidated financial statements (unaudited)	7-23

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-33
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33
	ITEM 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	34
	ITEM 1A.	Risk Factors	34-46
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
	ITEM 3.	Defaults Upon Senior Securities	47
	ITEM 4.	Mine Safety Disclosures	47
	ITEM 5.	Other Information	47
	ITEM 6.	Exhibits	47

	SIGNATURES		48

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$54,370	$249,831
Accounts receivable, net	4,790	4,862
Inventory	336,002	163,720
Total current assets	395,162	418,413

Property and equipment, net	14,853	13,568

Other assets:
Investments	722,200	695,477
Security deposit	2,500	2,500

Total assets	$1,134,715	$1,129,958

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$305,105	$306,561
Accrued compensation	195,000	—
Accrued interest	91,851	40,155
Debt obligation of Joint venture	—	1,500,000
Notes payable, related party	82,085	542,573
Convertible notes payable, net of debt discount of $1,136,295 and $924,340, respectively	1,075,145	394,555
Warrant liability	2,842,458	5,859,635
Contingent Liability	1,676,870	—
Derivative liability	4,941,822	1,934,097
Total current liabilities	11,210,336	10,577,576

Long term debt:
Convertible notes payable, net of debt discount of $0 and $308,280, respectively	—	172,856
Derivative liability	—	697,278
Total long term debt	—	870,134

Total liabilities	11,210,336	11,447,710

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017	10,000	10,000
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 2,241,490,270 and 2,103,464,006 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2,241,490	2,103,464
Common stock subscriptions	190,000	—
Additional paid in capital	33,865,599	30,456,888
Accumulated deficit	(46,382,710)	(42,888,104)
Total stockholders' deficit	(10,075,621)	(10,317,752)

Total liabilities and stockholders' deficit	$1,134,715	$1,129,958

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
REVENUES:
Sales	$28,435	$11,130	$47,445	$17,023
Cost of sales	4,164	8,809	14,610	12,158

Gross Profit	24,271	2,321	32,835	4,865

OPERATING EXPENSES:
Selling, general and administrative expenses	861,886	373,082	1,163,365	18,351,836
Depreciation	1,525	405	2,918	647
Total operating expenses	863,411	373,487	1,166,283	18,352,483

Net loss from operations	(839,140)	(371,166)	(1,133,448)	(18,347,618)

OTHER INCOME (EXPENSES):
Interest expense, net	(1,350,633)	(761,500)	(2,081,379)	(883,221)
Legal Contingency Expense	(1,676,870)	—	(1,676,870)	—
Impairment of Joint Ventures	(296,761)	(1,500,000)	(296,761)	(1,500,000)
Loss on equity investment	(11,043)	—	(48,716)	—
(Loss) gain on change in fair value of derivative liabilities	(3,470,957)	10,079	1,585,729	29,968
Gain on settlement of debt	—	—	156,839	—
Total other income (expense)	(6,806,264)	(2,251,421)	(2,361,158)	(2,353,253)

Net loss before income taxes	(7,645,404)	(2,622,587)	(3,494,606)	(20,700,871)

Income taxes (benefit)	—	—	—	—

NET LOSS	$(7,645,404)	$(2,622,587)	$(3,494,606)	$(20,700,871)

Loss per common share, basic and diluted	$(0.003)	$(0.001)	$(0.002)	$(0.011)

Weighted average number of common shares outstanding, basic and diluted	2,223,287,468	1,978,926,336	2,172,975,001	1,828,749,518

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2018

	Class A Preferred Stock		Common Stock		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2017	10,000,000	$10,000	2,103,464,006	$2,103,464	$—	$30,456,888	$(42,888,104)	$(10,317,752)
Common stock issued for services rendered	—	—	1,750,794	1,751	—	89,154	—	90,905
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	42,140,428	42,140	—	720,510	—	762,650
Common stock issued in settlement of related party notes payable and accrued compensation	—	—	75,928,246	75,928	—	683,355	—	759,283
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	18,206,796	18,207	—	(18,207)	—	—
Proceeds from common stock subscriptions	—	—	—	—	190,000	—	—	190,000
Reclassification of derivative liabilities	—	—	—	—	—	1,456,550	—	1,456,550
Reclassification of warrant liability	—	—	—	—	—	691,850	—	691,850
Stock based compensation	—	—	—	—	—	(214,501)	—	(214,501)
Net income	—	—	—	—	—	—	(3,494,606)	(3,494,606)
Balance, June 30, 2018 (unaudited)	10,000,000	$10,000	2,241,490,270	$2,241,490	$190,000	$33,865,599	$(46,382,710)	$(10,075,621)

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,494,606)	$(20,700,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,918	647
Amortization of debt discount	1,111,324	27,497
Bad debt expense	1,559	—
Non cash interest	900,517	883,221
Gain on change in fair value of derivative liabilities	(1,585,729)	(29,968)
Impairment of investment in BV joint venture	296,761	—
Impairment of investment in joint venture	—	1,500,000
Stock based compensation	(123,596)	17,816,458
Notes payable issued in settlement of accrued compensation		167,241
Legal Contingency Expense	1,676,870	—
Gain on settlement of debt	(156,839)	—
Loss on equity investment	48,716	—
Changes in operating assets and liabilities:
Accounts receivable	(1,487)	(16,308)
Inventory	(172,282)	(57,185)
Accounts payable	68,085	8,137
Accrued compensation	390,000	(32,710)
Net cash used in operating activities	(1,037,789)	(433,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(372,200)	(280,000)
Purchase of property and equipment	(4,203)	(4,860)
Net cash used in investing activities	(376,403)	(284,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	924,940	99,965
Proceeds from issuance of notes payable, related party	103,791	395,880
Proceeds from common stock subscription	190,000	—
Proceeds from sale of common stock	—	85,000
Net cash provided by Financing activities	1,218,731	580,845

Net decrease in cash	(195,461)	(137,856)

Cash-beginning of period	249,831	147,486
Cash-end of period	$54,370	$9,630

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

Non cash financing activities:
Common stock issued in settlement of convertible notes payable	$762,650	$—
Common stock issued in settlement of related party notes payable and accrued compensation	$759,283	$—

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during six months ended June 30, 2018, the Company incurred net loss of $3,494,606 and used cash in operations of $1,037,789. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

The Company's primary source of operating funds in 2018 has been from revenue generated from proceeds from the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2018 and beyond as it develops its business model. The Company has stockholders' deficiencies at June 30, 2018 and requires additional financing to fund future operations.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Effective January 1, 2018, the Company recognizes revenue in accordance with Accounting Standards Codification 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the Industry Topics of the Accounting Standards Codification. The updated guidance states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2017, and the Company adopted the standard using the modified retrospective approach effective January 1, 2018.

At the time of each transaction, management assesses whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. The assessment of whether the fee is fixed or determinable is based upon the payment terms of the transaction. Collectability is assessed based on a number of factors, including past transaction history with the client and the creditworthiness of the client.

The Company’s primary sources of revenue are from the sale of products relating to the cannabis industry. Revenues for the products sold are not recorded until received by the customer and collections are reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded. The Company defers any revenue for which the services has not been performed or is subject to refund until such time that the Company and the customer jointly determine that the performance obligations have been performed or no refund will be required.

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

JUNE 30, 2018

(unaudited)

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2018 and December 31, 2017, allowance for doubtful accounts was $-0-.

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

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of June 30, 2018, there were outstanding stock options to purchase 1,000,000,000 shares of common stock, 916,666,667 shares of which were vested. (See Note 9)

Net Loss per Common Share, basic and diluted

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

The computation of basic and diluted income (loss) per share as of June 30, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2018	June 30, 2017
Convertible notes payable	151,807,695	74,991,778
Options to purchase common stock	1,000,000,000	1,000,000,000
Warrants to purchase common stock	74,022,722	—
Restricted stock units	10,000,000	10,000,000
Total	1,235,830,417	1,084,991,778

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

JUNE 30, 2018

(unaudited)

The Company has adopted a sequencing policy that reclassifies contracts (from equity to assets or liabilities) with the most recent inception date first. Thus any available shares are allocated first to contracts with the most recent inception dates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018 and December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short term notes because they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $15,000 and $70,745 for the three and six months ended June 30, 2018 and $10,419 and $32,381 for the three and six months ended June 30, 2017, respectively; as advertising costs.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2018 and 2017, the Company has not recorded any unrecognized tax benefits.

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

JUNE 30, 2018

(unaudited)

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2018 and December 31, 2017 is summarized as follows:

	June 30, 2018	December 31, 2017
Computer equipment	$15,207	$11,004
Furniture and fixtures	5,140	5,140
Subtotal	20,347	16,144
Less accumulated depreciation	(5,394)	(2,576)
Property and equipment, net	$14,853	$13,568

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $1,525 and $2,918 for the three and six months ended June 30, 2018; and $405 and $647 for the three and six months ended June 30, 2017, respectively.

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

BV-MCOA Management, LLC

The standalone unaudited financial statements of the BV- MCOA Management LLC Joint Venture as of June 30, 2018 and December 31, 2017 were as follows:

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

	June 30, 2018	December 31, 2017
Deposits	$-	$187,312
Note Due From Related Party	101,395	79,811
Fixed Assets	259,290	161,175
Intangible License	113,808
Land	274,000	274,000
Total Assets	$748,493	$702,298

Accounts Payable	72,869	$4,365
Total Liabilities	$72,869	4,365

Equity	675,624	697,934
Total Assets and Liabilities	$748,493	$702,298

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

The net carrying amount of the investment of $0 is comprised of a 49.5% ownership of BV-MCOA Management LLC and is accounted for using the equity method of accounting. The Company’s 49.5% income earned by BV-MCOA Management LLC will recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods.  The Company’s 49.5% loss incurred by the Company’s interest was $11,043 and $48,716 for the three and six months ended June 30, 2018 and $0 for the three and six months ended June 30, 2017, respectively, and was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods. In addition, the Company impaired the remaining book value of $296,761 and recorded impairment during the three and six months ended June 30, 2018.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

Conveniant Hemp Mart, LLC is a Wyoming limited liability company whose business plan includes the development, manufacture and sale of consumer products containing CBD that are intended for marketing and sales at convenience stores, gas stations and markets. On July 19, 2017, we agreed to lend fifty thousand dollars ($50,000) to Conveniant based on a promissory note. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Conveniant, subject to our payment of an additional fifty thousand dollars $50,000 equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and made payment to Conveniant on November 21, 2017. Conveniant developed a line of consumer products containing industrial hemp derived CBD with no traceable THC content. The product line includes tinctures that combine industrial hemp-derived CBD with hemp seed oil, coconut oil and other essential natural oils; a muscle cream product that combines industrial hemp-derived CBD with natural oils; a hand lotion that combines industrial hemp derived CBD with lavender oils; and a line of pet treats that combine industrial hemp-derived CBD with natural oils. Conveniant began its initial marketing efforts by introducing its brand and products at the ASD Market Tradeshow in Las Vegas that took place in March 2018. The ASD Market Tradeshow is a business to business convention where retail merchandise is introduced to various consumer market segments, including Conveniant’s primary focus on convenience stores, gas stations, small markets and similar venues. Conveniant Hemp Mart’s operations are in the development stage.

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

In connection with the agreement dated November 28, 2017, the Company recorded a debt obligation of $1,500,000 to the Joint Venture and a corresponding impairment charge of $1,500,000 relating the Agreement dated March 17, 2017 during the year ended December 31, 2017. Upon termination of the material definitive agreement on March 19, 2018, the Company realized a gain on settlement of debt obligation of $1,500,000 during the six months ended June 30, 2018.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

Global Hemp Group JV/New Brunswick

On June 15, 2018, the Company entered into a Joint Venture Agreement (“Agreement”) with Global Hemp Group, Inc., a Canadian corporation (“Global Hemp Group”). The Company will assist Global Hemp Group in developing commercial hemp production in New Brunswick, Canada. In 2017, the Company shared the costs of an ongoing hemp trial in New Brunswick, and provided its expertise in developing hemp cultivation. The Company was granted a right of first refusal as Global Hemp Group’s primary off-taker of any raw materials produced from the project. The Company’s joint venture partner, Global Hemp Group, also partnered with Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick, to assist in conducting research with the hemp trials. The 2017 trials took place on the Acadian peninsula of New Brunswick and were completed. The joint venture began commercial cultivation activities in 2018. The Company’s costs for the year ended December 31, 2017 were $10,775 and was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods. The joint venture agreement required the Company to make an initial payment of $115,000 on June 15, 2018. The Company made this payment.

Global Hemp Group JV/Scio, Oregon

On May 8, 2018, the Company, Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation entered into a Joint Venture Agreement. The purpose of the joint venture is to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture is in the development stage. On May 30, 2018, the joint venture purchased TTO’s 15% interest in the joint venture for $30,000. The Company and Global Hemp Group, Inc. now have an equal 50-50 interest in the joint venture. The joint venture agreement commits the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company has complied with its payments on schedule.

NOTE 5 – NOTES PAYABLE, RELATED PARTY

As of June 30, 2018 and December 31, 2017, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company. The issued notes are unsecured, due on demand and bear 5% interest. At June 30, 2018 and, December 31, 2017 there were an aggregate of $82,085 and $542,573 notes payable due to officers. The notes are at 5% per annum and non-interest bearing, respectively, and are due on demand.

During the six months ended June 30, 2018, the Company issued an aggregate of 75,928,246 shares of its common stock in settlement of outstanding related party notes payable of $564,279 and accrued compensation of $195,000.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

Convertible notes payable are comprised of the following:

	June 30, 2018	December 31, 2017
Convertible note payable-DTTO- due April 30, 2018 (in default)	$111,111	$111,111
Convertible notes payable-St George-last due July 8, 2019	2,100,329	1,688,920
Total	2,211,440	1,800,031
Less debt discounts	(1,136,295)	(1,232,620)
Net	1,075,145	567,411
Less current portion	(1,075,145)	(394,555)
Long term portion	$—	$172,856

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

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

As of June 30, 2018, the Company had received aggregate net proceeds of $675,000 under the note. Gross face amount was $752,500, after additions for OID and other related costs.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

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

As of June 30, 2018, the Company had received aggregate net proceeds of $542,200 under the note. Gross face amount was $601,420, after additions for OID and other related costs.

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

As of June 30, 2018, the Company had received aggregate net proceeds of $300,000 under the note. Gross face amount was $335,000, after additions for OID and other related costs.

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

As of June 30, 2018, the Company had received aggregate net proceeds of $200,000 under the note. Gross face amount was $220,000, after additions for OID and other related costs.

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

As of June 30, 2018, the Company had received aggregate net proceeds of $200,000 under the note. Gross face amount was $220,000, after additions for OID and other related costs.

Effective April 17, 2018, the Company issued a secured convertible promissory note in aggregate of $250,000 to St George Investments LLC (“St George”). The promissory note is bears interest at 10% per annum, is due upon maturity on October 26, 2018. The promissory note was funded on April 18, 2018 of $249,970; net of transaction costs.

As of June 30, 2018, the Company had received aggregate net proceeds of $249,970 under the note. Gross face amount was $250,000, after additions for other related costs.

Effective April 30, 2018, the Company issued a secured convertible promissory note in aggregate of $175,000 to St George Investments LLC (“St George”). The promissory note is bears interest at 10% per annum, is due upon maturity on October 26, 2018 and includes an original issue discount (“OID”) of $50,000. The promissory note was funded on May 1, 2018 of $124,970; net of OID and transaction costs.

As of June 30, 2018, the Company had received aggregate net proceeds of $124,970 under the note. Gross face amount was $175,000, after additions for OID and other related costs.

Effective May 18, 2018, the Company issued a secured convertible promissory note in aggregate of $150,000 to St George Investments LLC (“St George”). The promissory note is bears interest at 10% per annum, is due upon maturity on October 26, 2018. The promissory note was funded on May 18, 2018 of $150,000.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

As of June 30, 2018, the Company had received aggregate net proceeds of $150,000 under the note. Gross face amount was $150,000.

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

At the funding dates of the 2018 notes, the Company determined the aggregate fair value of $1,684,238 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 426.38% to 435.64%, (3) weighted average risk-free interest rate of 1.89% to 2.09%, (4) expected life of 0.44 to 1.33 years, and (5) estimated fair value of the Company's common stock from $0.028 to $0.0341 per share.

The determined fair value of the debt derivatives of $1,684,238 was charged as a debt discount up to the net proceeds of the note with the remainder of $759,298 charged to operations as non-cash interest expense.

During the six months ended June 30, 2018, the Company issued an aggregate of 42,140,428 shares of its common stock in settlement of $744,811 of outstanding St. George Investments notes payable and accrued interest.

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

At June 30, 2018, the Company determined the aggregate fair values of $4,941,822 and $2,842,458 of embedded derivatives and warrant liabilities, respectively. The fair values were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 426.23%, (3) weighted average risk-free interest rate of 1.93% to 2.73%, (4) expected life of 0.21 to 4.46 years, and (5) estimated fair value of the Company's common stock from $0.0384 per share.

For the three and six months ended June 30, 2018, the Company recorded a (loss) gain on change in fair value of derivative liabilities of $(3,470,957) and $1,585,729 and recorded amortization of debt discounts of $608,642 and $1,111,324 as a charge to interest expense, respectively.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

NOTE 7 – DERIVATIVE LIABILITIES

As described in Note 6, the Company issued convertible notes and warrants that contained conversion features and a reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

NOTE 8 – STOCKHOLDERS’ DEFICIT

 Preferred stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock as of June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, the Company has designated and issued 10,000,000 shares of Class A Preferred Stock.

Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

Common stock

The Company is authorized to issue 5,000,000,000 shares of $0.001 par value common stock as of June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, the Company had 2,241,490,270 and 2,103,464,006 common shares issued and outstanding.

During the six months ended June 30, 2018, the Company issued an aggregate of 1,750,794 shares of its common stock for services rendered with an estimated fair value of $90,905.

During the six months ended June 30, 2018, the Company issued an aggregate of 42,140,428 shares of its common stock in settlement of $744,811 of outstanding St. George Investments notes payable and $17,839 accrued interest.

During the six months ended June 30, 2018, the Company issued an aggregate of 75,928,246 shares of its common stock in settlement of outstanding related party notes payable of $564,279 and accrued compensation of $195,000.

During the six months ended June 30, 2018, the Company issued an aggregate of 18,206,796 shares of its common stock for 25,631,124 warrants exercised on a cashless basis.

Options

The following table summarizes the stock option activity for the six months ended June 30, 2018:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,000,000,000	$0.005	7.76	$53,800,000
Granted	—
Forfeitures or expirations	—
Outstanding at June 30, 2018	1,000,000,000	$0.005	7.26	$33,400,000

Exercisable at June 30, 2018	916,666,667	$0.005	7.26	$30,616,667

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0384 as of June 30, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at June 30, 2018:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.005	1,000,000,000	7.26	833,333,333

As of June 30, 2018, stock-based compensation of $150,000 remains unamortized and is expected to be amortized over the weighted average remaining period of 0.25 years.

Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2018:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	99,653,846	$0.04	4.81	$1,873.492
Granted	—
Exercised	(25,631,124)	$0.125
Outstanding at June 30, 2018	74,022,722	$0.0125	4.41	931,946

Exercisable at June 30, 2018	74,022,722	$0.0125	4.41	$931,946

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0384 as of June 30, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to warrants at June 30, 2018:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.0125	74,022,722	4.41	74,022,722

During the six months ended June 30, 2018, the Company issued an aggregate of 18,206,796 shares of its common stock for 25,631,124 warrants exercised on a cashless basis.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

Restricted Stock Units (“RSU”)

The following table summarizes the restricted stock activity for the six months ended June 30, 2018:

Total Restricted Shares Issued at January 1, 2018	10,000,000
Granted	—
Forfeited	—
Total Restricted Shares Issued at June 30, 2018	10,000,000
Vested at June 30, 2018	10,000,000
Unvested restricted shares as of June 30, 2018	-

In April 2016, the Company granted to Robert Cronin and Robert Peak an aggregate of 10,000,000 shares of restricted common stock each vesting two years from Anniversary. On November 3, 2016, Mr. Cronin and Mr. Peak each agreed to return to treasury all 20,000,000 shares to the Company, and the Company agreed to issue Mr. Cronin and Mr. Peak 2,500,000 restricted shares each. The fair value of the granted restricted stock units vested during the six months ended June 30, 2018 and 2017 of $(514,500) and $(175,625) was recognized in operations as stock based compensation.

As of June 30, 2018, no stock-based compensation related to restricted stock awards remains unamortized.

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

JUNE 30, 2018

(unaudited)

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

As of June 30, 2018 and December 31, 2017, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of June 30, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warrant liability as of June 30, 2018, in the amount of $4,941,822 and $2,842,458, respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2018:

	Warrant Liability	Debt Derivative
Balance, January 1, 2018	$5,859,635	$2,631,375
Total (gains) losses
Initial fair value of debt derivative at note issuance		1,684,238
Change in fair value of embedded conversion terms due to note modifications		1,343,161
Mark-to-market at June 30, 2018:	(2,325,327)	739,598
Transfers out of Level 3 upon conversion or payoff of notes payable or exercise of warrants	(691,850)	(1,456,550)
Balance, June 30, 2018	$2,842,458	$4,941,822
Net gain (loss) for the period included in earnings relating to the liabilities held during the period ended June 30, 2018	$2,842,458	$(739,598)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended June 30, 2018, the Company’s stock price decreased significantly from initial valuations. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 10 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related and working capital purposes. As of June 30, 2018 and December 31, 2017, there were no related party advances outstanding.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(unaudited)

As of June 30, 2018 and December 31, 2017, accrued compensation due officers and executives included as accrued compensation was $195,000 and $0, respectively.

At June 30, 2018 and December 31, 2017, there were an aggregate of $82,085 and $542,573 notes payable due to officers. The notes are at 5% per annum and non-interest bearing, respectively, and are due on demand.

During the six months ended June 30, 2018, the Company issued an aggregate of 75,928,246 shares of its common stock in settlement of outstanding related party notes payable of $564,279 and accrued compensation of $195,000.

On August 31, 2017, the Company entered into a joint venture agreement with Global Hemp Group, Inc., a Canadian corporation. The Company’s Director, Charles Larsen, is the President, Director and shareholder of Global Hemp Group, Inc. The Company’s Director, President and Chief Executive Officer, Donald Steinberg, is a shareholder of Global Hemp Group, Inc. The Company’s prior Chief Financial Officer, Robert L. Hymers, III, is a shareholder of Global Hemp Group, Inc. Mr. Hymers resigned as CFO and Director of the Company on June 18, 2018.

On May 8, 2018, the Company entered into a joint venture agreement with Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation. The Company’s Director, Charles Larsen, is the President, Director and shareholder of Global Hemp Group, Inc. The Company’s Director, President and Chief Executive Officer, Donald Steinberg, is a shareholder of Global Hemp Group, Inc. The Company’s prior Chief Financial Officer, Robert L. Hymers, III, is a shareholder of Global Hemp Group, Inc.

The joint venture will operate and has acquired a 109 acre agricultural property in Scio, Oregon (the “Property”) for the cultivation of high CBD yielding hemp for the upcoming 2018 growing season. The joint venture acquired the property on May 1, 2018. The total capital commitment for the project will be $1,380,000. The Company’s portion of the capital commitment is to raise $600,000 based upon the following funding schedule: $200,000 upon execution of this Agreement; $238,780 on or before July 31, 2018; $126,445 on or before October 31, 2018; and $34,775 on or before January 31, 2019. As of June 30, 2018, $200,000 has been funded.

NOTE 11 – SUBSEQUENT EVENTS

On June 25, 2018, DTTO Funding filed a complaint against the Company for breach of contract related to the Company’s April 20, 2017 convertible promissory note in which DTTO lent the Company $111,111. Principal and interest in the note were, at the election of DTTO, convertible into common shares of the Company. On November 30, 2017, DTTO notified the Company of an election to convert a portion of the note to common shares, but the Company failed to process the conversion. The Company failed to repay principal and interest otherwise due on the maturity date of April 20, 2018. DTTO’s action seeks damages against the Company including principal, default interest, liquidated damages, attorney fees and costs in an amount with an alleged present cash value of $1,787,981.10. The Company has included this sum as a contingent liability pending resolution of the case.

On August 10, 2018, the Company advised its independent auditor that its joint venture partner, Bougainville Ventures, Inc., has not cooperated or communicated with the Company regarding requests for information concerning the audit of Bougainville’s receipt and expenditures of funds contributed by the Company in the joint venture agreement dated March 16, 2017. The Company believes that some of the funds it paid to Bougainville were misappropriated and that there may be self-dealing with respect to those funds. Additionally, the Company believes that Bougainville misrepresented material facts in the joint venture agreement including, but not limited to, Bougainville’s representations that it leased real property that was to be deeded to the joint venture; had an agreement with a Tier 3 # I502 cannabis license holder to grow cannabis on the real property; and, that clear title to the real property associated with the Tier 3 # I502 license would be deeded to the joint venture thirty days after the Company made its final funding contribution. The real property has not been deeded to the joint venture because of unpaid property taxes Bougainville was responsible for. Bougainville has been non-responsive. As a result, the Company intends to take legal action to rescind the joint venture agreement, for return of its investment, for an accounting, and the recovery of all forms of damages available to it. The Company has retained legal counsel in Washington State. As of the date of this quarterly report, no such action has been filed.

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

Business Overview

Plan of Operations – Marijuana Company of America and subsidiaries is a publicly listed company quoted on the OTC Pink Sheet Exchange under the symbol “MCOA”. We are based in Escondido, California. Our business plan and operation focuses in part on the development, manufacturing, marketing and sale of non-psychoactive industrial hemp, and hemp-derived consumer products containing CBD. Our business includes the research and development of (1) varieties of various species of hemp; (2) beneficial uses of hemp and hemp derivatives; (3) indoor and outdoor cultivation methods for hemp; (4) technology used for cultivation and harvesting of different species of hemp, including but not limited to lighting, venting, irrigation, hydroponics, nutrients and soil; (5) different industrial hemp derived CBD, and the possible health benefits thereof; and, (6) new and improved methods of hemp CBD extraction omitting or eliminating the delta-9 tetrahydrocannabinol “THC” molecule. The Company operates two distinct and separate business divisions related to its two wholly owned subsidiaries, H Smart, Inc. and MCOA CA, Inc.

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

Our business also includes making selected investments in other related new businesses. Currently, we have made investments in startup ventures, including:

Conveniant Hemp Mart, LLC; Conveniant (sic) Hemp Mart, LLC is a Wyoming limited liability company whose business plan includes the development, manufacture and sale of consumer products containing CBD that are intended for marketing and sales at convenience stores, gas stations and markets. On July 19, 2017, we agreed to lend fifty thousand dollars ($50,000) to Conveniant based on a promissory note. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Conveniant, subject to our payment of an additional fifty thousand dollars $50,000 equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and made payment to Conveniant on November 21, 2017. Conveniant developed a line of consumer products containing industrial hemp derived CBD with no traceable THC content. The product line includes tinctures that combine industrial hemp-derived CBD with hemp seed oil, coconut oil and other essential natural oils; a muscle cream product that combines industrial hemp-derived CBD with natural oils; a hand lotion that combines industrial hemp derived CBD with lavender oils; and a line of pet treats that combine industrial hemp-derived CBD with natural oils. Conveniant began its initial marketing efforts by introducing its brand and products at the ASD Market Tradeshow in Las Vegas that took place in March 2018. The ASD Market Tradeshow is a business to business convention where retail merchandise is introduced to various consumer market segments, including Conveniant’s primary focus on convenience stores, gas stations, small markets and similar venues. Conveniant Hemp Mart’s operations are in the development stage.

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

Bougainville Ventures, Inc. Joint Venture; On March 16, 2017, we entered into a joint venture agreement with Bougainville Ventures, Inc., a Canadian corporation. The purpose of the joint venture was for the Company and Bougainville to jointly engage in the development and promotion of products in the legalized Marijuana industry in Washington State; (ii) utilize BV’s high quality grow operations in the State of Washington on real property leased by BV for use within the legalized Marijuana industry; (iii) leverage BV’s agreement with a I502 Tier 3 license holder to grow cannabis on the site; provide technical and management services and resources including but not limited to: sales and marketing, agricultural procedures, operations security and monitoring, processing and delivery, branding, capital resources and financial management; and, (iv) optimize collaborative business opportunities. The Company and Bougainville agreed to operate through a Washington State Limited Liability Company, and BV-MCOA Management, LLC was organized in the State of Washington on May 16, 2017.

As our contribution to the joint venture, the Company originally committed to raise not less than $1 million dollars to fund joint venture operations based upon a funding schedule. The Company also committed to providing branding and systems for the representation of Marijuana related products and derivatives comprised of management, marketing and various proprietary methodologies directly tailored to the Marijuana industry.

Bougainville represented that it owned and/or leased real property in Washington State used for growing marijuana, and possessed information primarily related to the management and control of Marijuana grow operations as conducted in Washington State that included research, development and know how in the Marijuana industry. Bougainville also represented that it had an agreement with a I502 Tier 3 license holder in Washington State to operate on the land. The Company and Bougainville's agreement was that the funding provided by the Company would go, in part, towards the ultimate purchase of the land leased by Bougainville, consisting of a one-acre parcel located in Okanogan County, Washington and joint venture operations.

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

Thereafter, the Company determined that Bougainville was not a lessee of property in Washington State, but rather was a party to a purchase agreement for real property that was in breach for non-payment. Bougainville also did not possess an agreement with a Tier 3 I502 license holder to grow Marijuana on the property. Nonetheless, as a result of funding arranged for by the Company, Bougainville and an unrelated third party – Green Ventures Capital Corp., purchased the land. The land is currently pending the payment of delinquent property taxes. Bougainville represented that it would pay the delinquent taxes, thereby allowing the Okanogan County Assessor to sub-divide the property so that the property could then be deeded to the joint venture. To date, this has not occurred.

To clarify the respective contributions and roles of the parties, the Company also entered into good faith negotiations to revise and restate the joint venture agreement with Bougainville. The Company diligently attempted to work with Bougainville in good faith to accomplish a revised and restated joint venture agreement, and efforts towards completing the subdivision of the land by the Okanogan County Assessor. However, Bougainville failed to cooperate or communicate with the Company in good faith and failed to pay the delinquent taxes on the real property that would allow for sub-division and the deeding of the real property to the joint venture. Bougainville has been non-responsive.

On August 10, 2018, the Company advised its independent auditor that Bougainville has not cooperated or communicated with the Company’s requests for information concerning the audit of Bougainville’s receipt and expenditures of funds contributed by the Company in the joint venture agreement. The Company believes that some of the funds it paid to Bougainville were misappropriated and that there may be self-dealing with respect to those funds. Additionally, the Company believes that Bougainville misrepresented material facts in the joint venture agreement including, but not limited to Bougainville’s representations that it leased real property that was to be deeded to the joint venture; had an agreement with a Tier 3 # I502 cannabis license holder to grow cannabis on the real property; and, that clear title to the real property associated with the Tier 3 # I502 license would be deeded to the joint venture thirty days after the Company made its final funding contribution. As a result, the Company intends to take legal action to rescind the joint venture agreement, for return of its investment, for an accounting, and the recovery of all forms of damages available to it. The Company has retained legal counsel in Washington State. As of the date of this quarterly report, no such action has been filed.

Global Hemp Group, Inc. Joint Venture/New Brunswick Hemp Project; On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group Inc., a Canadian corporation, in a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada. The joint venture’s goal is to develop a “Hemp Agro-Industrial Zone”, a concept that promotes and engages farmers, processors and manufacturers to collaboratively produce and process 100% of the hemp plant into a number of wholesale materials that can be manufactured into healthy and sustainable products. The “HAIZ” will be surrounded by hemp production thereby minimizing the cost of expensive transportation to distant processing facilities. The “Hemp Agro-Industrial Zone” has a goal of producing social and environmental benefits to the communities where they operate. These zones are envisioned to prospectively create jobs for farmers, foster rural development, provide the opportunity to develop more sustainable products of superior quality and help support Global Hemp Group’s commitment to creating a carbon free economy. The first phase of the project involved lab testing in 2017 in support of the trials. The objective of phase one was to re-introduce hemp into the area and ensure that it could be productive under New Brunswick growing conditions prior to significantly increasing cultivation acreage and building a hemp processing facility in the region, in future phases of the project. The Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick (“CCNB”) assisted Global Hemp Group in research on its ongoing industrial hemp trials in the region, and to perform laboratory tests in support of the trials. These tests provided information validating agronomic and key yield data in preparation of a large scale industrial development project involving the processing of the full plant: grain, straw, flowers and leaves, that began on a 125 acre parcel in 2018. The Company’s 2017 participation included providing one-half, or $10,775 of the funding for the phase one work. On June 15, 2018, the Company entered into a Joint Venture Agreement with Global Hemp Group, Inc. Aside from assisting Global Hemp Group in developing and cultivating commercial hemp production in New Brunswick, the Company was granted a right of first refusal as Global Hemp Group’s primary off-taker of any raw materials produced from the project, and the Company will share in the ownership of research and development of hemp and CBD related studies produced by the New Brunswick Project. In the event Canadian laws governing the growing, harvesting, manufacturing and production of products containing hemp and CBD change (as expected, but not guaranteed) in 2018, the Company would benefit from possible preferred pricing and terms for the purchase of hemp and CBD that would enable us to further conduct its business and research and development into hemp and CBD products. As noted, the joint venture began commercial cultivation activities in 2018. The joint venture agreement required the Company to make an initial payment of $115,000 on June 15, 2018. The Company made this payment.

Global Hemp Group Joint Venture/Scio Oregon Hemp Project; On May 8, 2018, the Company, Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation entered into a Joint Venture Agreement. The purpose of the joint venture is to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture is in the development stage. On May 30, 2018, the joint venture purchased TTO’s 15% interest in the joint venture for $30,000. The Company and Global Hemp Group, Inc. now have an equal 50-50 interest in the joint venture. The joint venture agreement commits the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company has complied with its payments on schedule.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our hempSMART™ product sales and research and development efforts. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Results of Operations - The Company generated revenue of $28,435 for the three months ended June 30, 2018. This increase is due to the Company’s initial deployment of its hempSMART marketing and sales efforts. Since the Company’s sales efforts were launched approximately one year ago, no currently known or previous matters are expected to have a material impact on current or future operations, with the exception of the Company’s need for additional funding (See Note 2 to the Financial Statements). For the three months ended June 30, 2018, the Company had a net loss of $7,645,404 compared to a net loss of $2,622,587 for the three months ended June 30, 2017. This change is due primarily to the Company’s impairment of the GateC investment in 2017 as compared to 2018, changes in our derivative and warrant liabilities and non-cash interest related to our with our convertible debt.

Revenues/Cost of sales

Total Revenues - Total revenues were $28,435 for the three months ended June 30, 2018 as compared to $11,130 for the three ended June 30, 2017. The reported revenues for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products. Management plans to expand its marketing and selling efforts in 2018 and expects revenues to increase in the coming months.

Costs and Expenses - Costs of sales, include the costs of product development, manufacturing, testing, packaging, storage and sale. For the three months ended June 30, 2018, costs of sales were $4,164 as compared to $8,809 for the three months ended June 30, 2017. The reported costs of sales for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products.

General and administrative expenses

Other general and administrative expenses increased to $861,886 for the three months ended June 30, 2018 compared to $373,082 the three months ended June 30, 2017. General and administrative expenses include selling and marketing, research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The increase is attributed primarily to increase increases in service providers and other operating costs in the current period.

(Loss) Gain on change in fair value of derivative liabilities

During 2017 and 2018, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to fair value the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a (loss) gain of $(3,470,957) and $10,079 change in fair value of derivative liabilities for the three months ended June 30, 2018 and 2017, respectively.

Legal Contingency Expense

On June 25, 2018, DTTO Funding filed a complaint against the Company for breach of contract related to the Company’s April 20, 2017 convertible promissory note in which DTTO lent the Company $111,111. Principal and interest in the note were, at the election of DTTO, convertible into common shares of the Company. On November 30, 2017, DTTO notified the Company of an election to convert a portion of the note to common shares, but the Company failed to process the conversion. The Company failed to repay principal and interest otherwise due on the maturity date of April 20, 2018. DTTO’s action seeks damages against the Company including principal, default interest, liquidated damages, attorney fees and costs in an amount with an alleged present cash value of $1,787,981.10. The Company has included this sum, net of the existing convertible liability, as a contingent liability pending resolution of the case.

Impairment of GateC Joint Venture

During the three months ended June 30, 2017, we incurred an impairment loss relating to our investment in GateC Joint Venture as compared to $0 in the current period.

Loss on equity investment

During the three months ended June 30, 2018, we adjusted the carry value of our investment for our pro rata share of loss with BV-MCOA Management LLC to $0 incurring a $11,043 loss.

Interest Expense

Interest expense during the three months ended June 30, 2018 was $1,350,633 compared to $761,500 for the three months ended June 30, 2017. Interest expense primarily consists of interest incurred on our convertible and other debt. The debt discounts amortization incurred during the three months ended June 30, 2018 and 2017 was $608,642 and $27,216, respectively. In addition, we incurred a non-cash interest of $712,656 and $732,463 non-cash interest in connection with convertible notes in 2018 and 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Results of Operations - The Company generated revenue of $47,445 for the six months ended June 30, 2018. This increase is due to the Company’s initial deployment of its hempSMART marketing and sales efforts. Since the Company’s sales efforts were launched approximately one year ago, no currently known or previous matters are expected to have a material impact on current or future operations, with the exception of the Company’s need for additional funding (See Note 2 to the Financial Statements). For the six months ended June 30, 2018, the Company had a net loss of $3,494,606 compared to a net loss of $20,700,871 for the six months ended June 30, 2017. This change is due primarily to the Company’s stock based compensation issued in 2017 as compared to 2018, changes in our derivative and warrant liabilities and non-cash interest related to our with our convertible debt.

Revenues/Cost of sales

Total Revenues - Total revenues were $47,445 for the six months ended June 30, 2018 as compared to $17,023 for the six ended June 30, 2017. The reported revenues for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products. Management plans to expand its marketing and selling efforts in 2018 and expects revenues to increase in the coming months.

Costs and Expenses - Costs of sales, include the costs of product development, manufacturing, testing, packaging, storage and sale. For the six months ended June 30, 2018, costs of sales were $14,610 as compared to $12,158 for the six months ended June 30, 2017. The reported costs of sales for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products.

 General and administrative expenses

Other general and administrative expenses decreased to $1,163,365 for the six months ended June 30, 2018 compared to $18,351,836 the six months ended June 30, 2017. General and administrative expenses include selling and marketing, research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The decrease is attributed primarily to reduction in stock based compensation from the six months ended June 30, 2017 of $17,816,458 to $(123,596) in the current period.

Gain on change in fair value of derivative liabilities

During 2017 and 2018, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to fair value the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $1,585,729 and $29,968 change in fair value of derivative liabilities for the six months ended June 30, 2018 and 2017, respectively.

Legal Contingency Expense

On June 25, 2018, DTTO Funding filed a complaint against the Company for breach of contract related to the Company’s April 20, 2017 convertible promissory note in which DTTO lent the Company $111,111. Principal and interest in the note were, at the election of DTTO, convertible into common shares of the Company. On November 30, 2017, DTTO notified the Company of an election to convert a portion of the note to common shares, but the Company failed to process the conversion. The Company failed to repay principal and interest otherwise due on the maturity date of April 20, 2018. DTTO’s action seeks damages against the Company including principal, default interest, liquidated damages, attorney fees and costs in an amount with an alleged present cash value of $1,787,981.10. The Company has included this sum, net of the existing convertible liability, as a contingent liability pending resolution of the case.

Impairment of GateC Joint Venture

During the six months ended June 30, 2017, we incurred an impairment loss relating to our investment in GateC Joint Venture as compared to $0 in the current period (See below).

Loss on equity investment

During the six months ended June 30, 2018, we adjusted the carry value of our investment for our pro rata share of loss with BV-MCOA Management LLC to $0 incurring a $48,816 loss.

Gain on settlement of debt

During the six months ended June 30, 2018, we terminated a material definitive agreement not made in the ordinary course of its business. The parties to the agreement are the Company and GateC. As such we canceled our outstanding debt obligation to joint venture realizing a gain on settlement of $1,500,000. In addition, we incurred a loss on debt settlement of $1,343,161 due to default provisions of our previously issued convertible notes.

Interest Expense

Interest expense during the six months ended June 30, 2018 was $2,081,379 compared to $883,221 for the six months ended June 30, 2017. Interest expense primarily consists of interest incurred on our convertible and other debt. The debt discounts amortization incurred during the six months ended June 30, 2018 and 2017 was $1,111,324 and $27,497, respectively. In addition, we incurred a non-cash interest of $900,517 and $883,221 non-cash interest in connection with convertible notes in 2018 and 2017.

Liquidity and Capital Resources – The Company has generated a net loss from continuing operations for the six months ended June 30, 2018 of $3,494,606, however used $1,037,789 cash for operations. As of June 30, 2018, the Company had total assets of $1,444,442, which included inventory of $339,002 and accounts receivable of $3,713.

During the six months ended June 30, 2018 and 2017, the Company has met its capital requirements through a combination of loans and convertible debt instruments. The Company will need to secure additional external funding in order to continue its operations. Our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $924,940 for June 30, 2018, as compared to $99,965 for June 30, 2017, and an increase proceeds from the sale of note payables to a related party of $103,791 for June 30, 2018 as compared to $395,880 for June 30, 2017, and an increase in proceeds from sales of our common stock and receipt of common stock subscriptions of $190,000 for June 30, 2018, as compared to $85,000 for the six months ended June 30, 2017. We have during the period ended June 30, 2018, relied upon external financing arrangements to fund our operations. During the six months ended June 30, 2018, we entered into five separate financing arrangements with St. George Investments, LLC, a Utah limited liability company, in which we borrowed an aggregate of $1,015,000, the principal of which is convertible into shares of our common stock (see Note 6, Convertible Note Payable). Our ability to rely upon external financing arrangements to fund operations is not certain, and this may limit our ability to secure future funding from external sources without changes in terms requested by counterparties, changes in the valuation of collateral, and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way. We intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally.

Operating Activities - For the six months ended June 30, 2018, the Company used cash in operating activities of $1,037,789. For the six months ended June 30, 2017, the Company used cash in operating activities of $433,841. This increase is due primarily to the implementation of our new business plan, operations, management, personnel and professional services, and the resulting increases in operating expenses.

Investing Activities - During the six months ended June 30, 2018, the Company spent cash of $376,403 in investing activities related to its purchase of equipment of $4,203 and investments in joint ventures of $372,200. During the six months ended June 30, 2017, we spent $4,860 on equipment purchases and $280,000 investment in joint ventures.

Financing Activities - During the six months ended June 30, 2018, the Company, primarily through its receipt of funds from the issuance of notes payable and notes payable to related parties resulted in financing activity of $1,028,731 and proceeds from common stock subscriptions of $190,000. For the six months ended June 30, 2017 the Company received proceeds of $85,000 from sale of common stock and $495,845 from issuance of related party and other notes payable.

The Company’s business plans have not generated significant revenues and as of the date of this filing are not sufficient to generate adequate amounts of cash to meet its needs for cash. The Company's primary source of operating funds in 2018 and 2017 have been from revenue generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in the second half of 2018 and beyond as it develops its affiliate marketing program and other direct sales and marketing programs. The Company has stockholders' deficiencies at June 30, 2018 and requires additional financing to fund future operations. As of the date of this filing, and due to the early stages of operations, the Company has insufficient sales data to evaluate the amounts and certainties of cash flows, as well as whether there has been material variability in historical cash flows.

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

Off Balance Sheet Arrangements

As of June 30, 2018, and December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of June 30, 2018, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On June 25, 2018, DTTO Funding filed an action against the Company in the United States District Court for the Northern District of Texas. DTTO seeks damages against the Company related to the Company’s April 20, 2017 convertible promissory note in which DTTO lent the Company $111,111. Principal and interest in the note were, at the election of DTTO, convertible into common shares of the Company. On November 30, 2017, DTTO notified the Company of an election to convert a portion of the note to common shares, but the Company failed to process the conversion. The Company failed to repay principal and interest otherwise due on the maturity date of April 20, 2018. DTTO’s action seeks damages against the Company including principal, default interest, liquidated damages, attorney fees and costs.

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

We originally entered into a joint venture agreement with Bougainville Ventures, Inc. on March 16, 2017. Both the Company and Bougainville made certain representations and promises to each other in the joint venture agreement, including, but not limited to, a commitment by the Company to provide funding for the joint venture in an amount not to exceed $1 million pursuant to a funding schedule; and, Bougainville’s representations that it: owned and leased land in Washington State that was suitable for growing cannabis and an association and agreement with a Tier 3 license holder for use of the land to grow cannabis. The Company was unable to meet its funding commitment on schedule pursuant to the joint venture agreement. Bougainville did not have own or lease land in Washington State, but was a party to a real estate purchase contract that was in default. Bougainville did not have an agreement with a Tier 3 license holder to operate on the land. The Company and Bougainville entered into good faith negotiations to resolve the differences, discrepancies and representations in the joint venture agreement, and to enter into a revised and restated joint venture agreement. As of the date of this filing, the restated agreement is pending completion. We expect that, consistent with the original joint venture agreement in place, the land purchased as the result of funding the Company arranged for will be deeded into the joint venture by Bougainville, and that afterwards, the joint venture's involvement will be solely that as a lessor of the land to a third party, and as a provider of financial accounting and consulting services. However, as with any pending contract re-negotiation, there are unknown risks that terms may be reached that could be different from or materially harmful to the Company and its investment in the joint venture. These risks include disagreements between us and Bougainville that could result in costly and risky litigation, or materially different terms that could harm our financial position and investment, and our corresponding obligations under secured convertible promissory notes with St. George Investments, LLC that could result in liability under the terms of the notes or St. George's election to convert part of all of the debt outstanding into shares of our common stock, which would result in dilution of our common stock.

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

Risks Related to Our Common Stock

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution:

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 5,000,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2018, there were 2,304,801,245 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

On April 9, 2018, the Company issued 4 million restricted common shares to David Cook in exchange for product development services. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. David Cook was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to David Cook full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On April 20, 2018, the Company issued 250,794 restricted common shares to Paula Vetter in exchange for services rendered. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Paula Vetter was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Paula Vetter full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On May 18, 2018, the Company issued 500,000 restricted common shares to Casey Eberhart in exchange for consulting services rendered. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Casey Eberhart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Casey Eberhart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On June 27, 2018, the Company issued 4 million restricted common shares to Paladin Advisors, LLC in exchange for $40,000. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Paladin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Paladin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On June 25, 2018, the Company issued 5 million restricted common shares to Arielle Tolchin in exchange for $50,000. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Arielle Tolchin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Arielle Tolchin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1*	Global Hemp Group, Inc. TTO Enterprises, Inc. Company Joint Venture Agreement
31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*       Filed herewith

**     Furnished herewith

(1)       Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 17, 2018

MARIJUANA COMPANY OF AMERICA, INC.

By:	/S/ Donald Steinberg
Donald Steinberg
Principal Executive Officer Principal Accounting Officer

