Form 10-Q
period 2018-09-30
Marijuana Co of America, Inc.
filed 2018-11-19
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of November 19, 2018, there were 2,489,291,681 shares of registrant’s common stock issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets as of September 30, 2018 (unaudited) and December 31, 2017 (audited)	4

		Condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (unaudited)	5

		Condensed consolidated statement of stockholders’ deficit for the nine months ended September 30, 2018 (unaudited)	6

		Condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 (unaudited)	7

		Notes to condensed consolidated financial statements (unaudited)	8-24

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-34
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	34
	ITEM 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	35
	ITEM 1A.	Risk Factors	36-47
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
	ITEM 3.	Defaults Upon Senior Securities	49
	ITEM 4.	Mine Safety Disclosures	49
	ITEM 5.	Other Information	49
	ITEM 6.	Exhibits	49

	SIGNATURES		50

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)	Audited
ASSETS
Current assets:
Cash	$67,492	$249,831
Short-term Investments	1,425,000	—
Accounts receivable, net	2,154	4,862
Inventory	564,753	163,720
Total current assets	2,059,399	418,413

Property and equipment, net	16,245	13,568

Other assets:
Investments	616,785	695,477
Security deposit	2,500	2,500

Total assets	$2,694,929	$1,129,958

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$558,286	$306,561
Accrued compensation	195,014	—
Accrued interest	48,705	40,155
Debt obligation of Joint venture	—	1,500,000
Notes payable, related party	173,175	542,573
Convertible notes payable, net of debt discount of $590,319 and $924,340, respectively	1,349,445	394,555
Warrant liability	648,579	5,859,635
Derivative liability	1,441,548	1,934,097
Total current liabilities	4,414,752	10,577,576

Long term debt:
Convertible notes payable, net of debt discount of $0 and $308,280, respectively	—	172,856
Derivative liability	—	697,278
Total long term debt	—	870,134

Total liabilities	4,414,752	11,447,710

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017	10,000	10,000
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 2,406,567,025 and 2,103,464,006 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2,406,567	2,103,464
Common Stock to be issued	5,000	—
Common stock subscriptions	190,000	—
Additional paid in capital	39,907,194	30,456,888
Accumulated deficit	(44,238,584)	(42,888,104)
Total stockholders' deficit	(1,719,823)	(10,317,752)

Total liabilities and stockholders' deficit	2,694,929	$1,129,958

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
REVENUES:
Sales	$90,276	$2,927	$137,721	$19,950
Cost of sales	28,437	1,941	43,047	14,099

Gross Profit	61,839	986	94,674	5,851

OPERATING EXPENSES:
Selling, general and administrative expenses	728,254	700,112	1,891,269	19,051,948
Depreciation	1,524	755	4,442	1,402
Total operating expenses	729,778	700,867	1,896,061	19,053,350

Net loss from operations	(667,939)	(699,881)	(1,801,387)	(19,047,499)

OTHER INCOME (EXPENSES):
Interest expense, net	(1,422,231)	(1,946,394)	(3,503,610)	(2,829,615)
Legal Contingency Expense	—		(1,676,870)	—
Impairment of Joint Ventures	—	—	(296,761)	—
Loss on equity investment	(107,982)	(375,000)	(156,698)	(375,000)
Gain (Loss) on change in fair value of derivative liabilities	3,072,345	(863,472)	4,658,074	(833,504)
(Loss) on debt modification	(1,343,161)	—	(1,343,161)	—
Gain cancellation of debt	1,500,000	—	1,500,000	—
Unrealized gain on trading securities	1,175,000	—	1,175,000	—
(Loss) Gain on settlement of debt	(61,906)	—	94,933	—
Total other income (expense)	2,812,065	(3,184,866)	450,907	(4,038,119)

Net income (loss) before income taxes	2,144,126	(3,884,747)	(1,350,480)	(23,085,618)

Income taxes (benefit)	—	—	—	—

NET INCOME (LOSS)	$2,144,126	$(3,884,747)	$(1,350,480)	$(23,085,618)

Loss per common share, basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	2,289,047,253	1,989,607,407	2,213,464,551	1,882,958,037

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2018
(Unaudited)
							Common
	Class A Preferred Stock		Common Stock		Common Stock to be issued		Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2017	10,000,000	$10,000	2,103,464,006	$2,103,464	—	—	$—	$30,456,888	$(42,888,104)	$(10,317,752)
Common stock issued for services rendered	—	—	22,250,794	22,251	—	—	—	305,504	—	327,755
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	91,540,373	91,540	—	—	—	2,945,549	—	3,037,089
Common stock issued in settlement of related party notes payable and accrued compensation	—	—	75,928,246	75,928	—	—	—	683,355	—	759,283
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	55,706,796	55,707	—	—	—	(55,707)	—	—
Common stock issued in settlement of legal case			57,676,810	57,677	—	—		1,643,789		1,701,466
Sale of common stock					5,000,000	5,000		45,000		50,000
Proceeds from common stock subscriptions	—	—	—	—	—	—	190,000	—	—	190,000
Reclassification of derivative liabilities	—	—	—	—	—	—	—	1,456,550	—	1,456,550
Reclassification of warrant liability	—	—	—	—	—	—	—	2,490,767	—	2,490,767
Stock based compensation	—	—	—	—	—	—	—	(64,501)	—	(64,501)
Net income	—	—	—	—	—	—	—	—	(1,350,480)	(1,350,480)
Balance, September 30, 2018 (unaudited)	10,000,000	$10,000	2,406,567,025	$2,406,567	5,000,000	$5,000	$190,000	$39,907,194	$(44,238,584)	$(1,719,823)

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(1,350,480)	$(23,085,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,442	1,402
Amortization of debt discount	1,171,549	729,326
Bad debt expense	1,559	—
Non cash interest	2,827,419	1,020,784
(Gain) Loss on change in fair value of derivative liabilities	(4,658,074)	833,504
Fair value of liability warrants issued as inducement fee	—	1,064,903
Impairment of investment in BV joint venture	296,761	—
Stock based compensation	21,404	18,113,583
Notes payable issued in settlement of accrued compensation		426,890
Gain on settlement of debt	(1,594,933)	—
Loss on equity investment	156,698	375,000
Changes in operating assets and liabilities:
Accounts receivable	1,149	(2,776)
Inventory	(401,033)	(65,944)
Accounts payable	474,128	(3,256)
Accrued interest payable	(27,993)	—
Loss contingency	1,676,870	—
Accrued compensation	390,014	64,790
Net cash used in operating activities	(1,010,520)	(527,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(624,767)	(688,275)
Purchase of property and equipment	(7,119)	(14,144)
Net cash used in investing activities	(631,886)	(702,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,080,186	601,465
Proceeds from issuance of notes payable, related party	194,881	395,880
Proceeds from sale of common stock	185,000	85,000
Net cash provided by Financing activities	1,460,067	1,082,345

Net decrease in cash	(182,339)	(147,486)

Cash-beginning of period	249,831	147,486
Cash-end of period	$67,492	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

Non cash financing activities:
Common stock issued in settlement of convertible notes payable	$762,650	$—
Common stock issued in settlement of related party notes payable and accrued compensation	$759,283	$2,090,738

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for nine months ended September 30, 2018, the Company had a net loss of $1,350,480 and used cash in operations of $1,010,520. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

The Company's primary source of operating funds in 2018 has been from funds generated from proceeds from the issuance of convertible and other debt and issuance of stock through private placements. With the exception of the current quarter, the Company has experienced net losses from operations since inception, but expects these conditions to improve in the fourth quarter of 2018 and beyond as it develops its business model. The Company has stockholders' deficiencies at September 30, 2018 and requires additional financing to fund future operations.

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

SEPTEMBER 30, 2018

(unaudited)

Concentrations of credit risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Occasionally, the Company’s cash and cash equivalents in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2018, and December 31, 2017, allowance for doubtful accounts was $-0, respectively.

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

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of September 30, 2018, there were outstanding stock options to purchase 1,000,000,000 shares of common stock, 916,666,667 shares of which were vested. (See Note 9)

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

Net Loss per Common Share, basic and diluted

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

The computation of basic and diluted income (loss) per share as of September 30, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2018	September 30, 2017
Convertible notes payable	63,552,114	33,826,242
Options to purchase common stock	1,000,000,000	1,000,000,000
Warrants to purchase common stock	119,022,722	43,653,846
Restricted stock units	10,000,000	10,000,000
Total	1,192,574,836	1,087,480,088

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

Investments

The Company follows Accounting Standards Codification subtopic 321-10, Investments-Equity Securities (“ASC 321-10”) which requires the accounting for equity security to be measured at fair value with changes in unrealized gains and losses are included in current period operations. Where an equity security is without a readily determinable fair value, the Company may elect to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes (See Note 4).

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

SEPTEMBER 30, 2018

(unaudited)

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

The Company has adopted a sequencing policy that reclassifies contracts (from equity to assets or liabilities) with the most recent inception date first. Thus, any available shares are allocated first to contracts with the most recent inception dates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018 and December 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short-term notes, as they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $273,219 and $343,964 for the three and nine months ended September 30, 2018 and $43,474 and $75,855 for the three and nine months ended September 30, 2017, respectively; as advertising costs.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2018, and 2017, the Company has not recorded any unrecognized tax benefits.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2018 and December 31, 2017 is summarized as follows:

	September 30, 2018	December 31, 2017
Computer equipment	$18,123	$11,004
Furniture and fixtures	5,140	5,140
Subtotal	23,263	16,144
Less accumulated depreciation	(7,018)	(2,576)
Property and equipment, net	$16,245	$13,568

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $1,524 and $4,442 for the three and nine months ended September 30, 2018; and $755 and $1,402 for the three and nine months ended September 30, 2017, respectively.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

On August 6, 2018, Moneytrac merged into GlobalPayout (OTC: GOHE) through the consummation of a share exchange. Consequently, the Company received 150,000,000 shares of GOHE stock in exchange for its MoneyTrac stock on the date of the merger. The closing stock price for GOHE on September 30, 2018 was $.0095, making the 150,000,000 shares owned by the Company valued at $1,425,000 at September 30, 2018. It is the Company's intention to commence selling the shares prior the end of fiscal year 2018. Consequently, for accounting purposes, the stock has been be accounted for using the Trading Method of accounting pursuant to ASC 320.

Benihemp

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

Global Hemp Group JV/New Brunswick

On September 15, 2018, the Company entered into a Joint Venture Agreement (“Agreement”) with Global Hemp Group, Inc., a Canadian corporation (“Global Hemp Group”). The Company will assist Global Hemp Group in developing commercial hemp production in New Brunswick, Canada. In 2017, the Company shared the costs of an ongoing hemp trial in New Brunswick, and provided its expertise in developing hemp cultivation. The Company was granted a right of first refusal as Global Hemp Group’s primary off-taker of any raw materials produced from the project. The Company’s joint venture partner, Global Hemp Group, also partnered with Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick, to assist in conducting research with the hemp trials. The 2017 trials took place on the Acadian peninsula of New Brunswick and were completed. The joint venture began commercial cultivation activities in 2018. The Company’s costs for the year ended December 31, 2017 were $10,775 and was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods. The joint venture agreement required the Company to make an initial payment of $115,000 on September 15, 2018. The Company made this payment.

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

Bougainville JV

On August 10, 2018, the Company advised its independent auditor that its joint venture partner, Bougainville Ventures, Inc., has not cooperated or communicated with the Company regarding requests for information concerning the audit of Bougainville’s receipt and expenditures of funds contributed by the Company in the joint venture agreement dated March 16, 2017. The Company believes that some of the funds it paid to Bougainville were misappropriated and that there may be self-dealing with respect to those funds. Additionally, the Company believes that Bougainville misrepresented material facts in the joint venture agreement including, but not limited to, Bougainville’s representations that it leased real property that was to be deeded to the joint venture; had an agreement with a Tier 3 # I502 cannabis license holder to grow cannabis on the real property; and, that clear title to the real property associated with the Tier 3 # I502 license would be deeded to the joint venture thirty days after the Company made its final funding contribution. The real property has not been deeded to the joint venture because of unpaid property taxes Bougainville was responsible for. Bougainville has been non-responsive. As a result, the Company intends to take legal action to rescind the joint venture agreement, for return of its investment, for an accounting, and the recovery of all forms of damages available to it. The Company has retained legal counsel in Washington State. As of the date of this quarterly report, a lawsuit has been filed against Bougainville and its principals and the Canadian Stock Exchange (CSE) has been informed of the lawsuit.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

NOTE 6 – NOTES PAYABLE, RELATED PARTY

As of September 30, 2018, and December 31, 2017, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company. The issued notes are unsecured, due on demand and bear 5% interest. At September 30, 2018 and, December 31, 2017 there were an aggregate of $173,175 and $542,573 notes payable due to officers. The notes are at 5% per annum and non-interest bearing, respectively, and are due on demand.

During the nine months ended September 30, 2018, the Company issued an aggregate of 75,928,246 shares of its common stock in settlement of outstanding related party notes payable of $564,283 and accrued compensation of $195,000.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

Convertible notes payable are comprised of the following:

	September 30, 2018	December 31, 2017
Convertible note payable-DTTO- due April 30, 2018 (in default)	$—	$111,111
Convertible notes payable-St George-last due July 8, 2019	1,939,764	1,688,920
Total	1,939,764	1,800,031
Less debt discounts	(590,319)	(1,232,620)
Net	1,349,445	567,411
Less current portion	(1,349,445)	(394,555)
Long term portion	$—	$172,856

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

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

As of September 30, 2018, the Company had received aggregate net proceeds of $675,000 under the note. Gross face amount was $752,500, after additions for OID and other related costs.

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

As of September 30, 2018, the Company had received aggregate net proceeds of $542,200 under the note. Gross face amount was $601,420, after additions for OID and other related costs.

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

SEPTEMBER 30, 2018

(unaudited)

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

During the nine months ended September 30, 2018, the Company issued an aggregate of 47,974,428 shares of its common stock in settlement of $1,065,186 of outstanding St. George Investments notes payable and accrued interest.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

At September 30, 2018, the Company determined the aggregate fair values of $1,441,548 and $648,579 of embedded derivatives and warrant liabilities, respectively. The fair values were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 426.23%, (3) weighted average risk-free interest rate of 1.93% to 2.73%, (4) expected life of 0.21 to 4.46 years, and (5) estimated fair value of the Company's common stock from $0.0384 per share.

For the three and nine months ended September 30, 2018, the Company recorded a gain on change in fair value of derivative liabilities of $3,072,345 and $4,658,074, respectively and recorded amortization of debt discounts of $608,642 and $2,827,419 as a charge to interest expense, respectively.

NOTE 8 – DERIVATIVE LIABILITIES

As described in Note 6, the Company issued convertible notes and warrants that contained conversion features and a reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock as of September 30, 2018 and December 31, 2017. As of September 30, 2018, and December 31, 2017, the Company has designated and issued 10,000,000 shares of Class A Preferred Stock.

Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

Common stock

The Company is authorized to issue 5,000,000,000 shares of $0.001 par value common stock as of September 30, 2018 and December 31, 2017. As of September 30, 2018, and December 31, 2017, the Company had 2,406,567,025 and 2,241,490,270 common shares issued and outstanding respectively.

During the nine months ended September 30, 2018, the Company issued an aggregate of 22,250,794 shares of its common stock for services rendered with an estimated fair value of $327,755.

During the nine months ended September 30, 2018, the Company issued an aggregate of 91,540,373 shares of its common stock in settlement of $744,811 of outstanding St. George Investments notes payable.

During the nine months ended September 30, 2018, the Company issued an aggregate of 75,928,246 shares of its common stock in settlement of outstanding related party notes payable of $564,283 and accrued compensation of $195,000.

During the nine months ended September 30, 2018, the Company issued an aggregate of 55,706,796 shares of its common stock for 52,944,526 warrants exercised on a cashless basis.

During the nine months ended September 30, 2018, the Company received stock subscriptions for 5,000,000 shares valued at $50,000. The company issued 5,000,000 warrants in connection with stock subscription during the nine months ended September 30, 2018. The warrants have exercise prices of $.01 per warrant and expire three years from the date of the warrant. The warrants have an estimated fair value of $345,062.

On June 25, 2018, DTTO Funding filed suit against the Company in the United States District Court for the Northern District of Texas, Dallas Division, for breach of contract related to an April 20, 2017 convertible promissory note. DTTO sought damages under the note including principal, default interest, liquidated damages, default penalties, costs and attorney fees. On August 27, 2018, DTTO and the Company entered into a settlement agreement requiring court review and approval. A fairness hearing was heard on noticed motion on September 4, 2018, and the court reviewed and approved the settlement agreement, adopting it as the order of the court. Pursuant to the agreement to settle and order of the court, the company issued 57,676,810 shares of common stock to DTTO in settlement of the litigation, and the court entered the dismissal of the case with prejudice. The Company’s issuance of the shares of common stock was made pursuant to Section 3(a)(10) of the Securities Act.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

Options

The following table summarizes the stock option activity for the nine months ended September 30, 2018:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,000,000,000	$0.005	7.76	$53,800,000
Granted	—
Forfeitures or expirations	—
Outstanding at September 30, 2018	1,000,000,000	$0.005	7.26	$21,100,000

Exercisable at September 30, 2018	995,437,956	$0.005	7.26	$21,003,074

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0261 as of September 30, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at September 30, 2018:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.005	1,000,000,000	7.26	995,437,956

As of September 30, 2018, the company made payment of stock-based compensation of $150,000. has expired.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2018:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	99,653,846	$0.04	4.81	$1,873.492
Granted	45,000,000	0.04	4.92	625,500
Exercised	(52,944,526)	$0.04	4.39
Outstanding at September 30, 2018	91,709,320	$0.03	4.47	1,006,709

Exercisable at September 30, 2018	91,709,320	$0.03	4.47	$1,006,709

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0261 as of September 30, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to warrants at September 30, 2018:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.03	91,709,320	4.47	91,709,320

During the nine months ended September 30, 2018, the Company issued an aggregate of 55,706,796 shares of its common stock for 52,944,526 warrants exercised on a cashless basis Restricted Stock Units (“RSU”).

The following table summarizes the restricted stock activity for the nine months ended September 30, 2018:

Total Restricted Shares Issued at January 1, 2018	10,000,000
Granted	—
Forfeited	—
Total Restricted Shares Issued at September 30, 2018	10,000,000
Vested at September 30, 2018	10,000,000
Unvested restricted shares as of September 30, 2018	-

In April 2016, the Company granted to Robert Cronin and Robert Peak an aggregate of 10,000,000 shares of restricted common stock each vesting two years from Anniversary. On November 3, 2016, Mr. Cronin and Mr. Peak each agreed to return to treasury all 20,000,000 shares to the Company, and the Company agreed to issue Mr. Cronin and Mr. Peak 2,500,000 restricted shares each. The fair value of the granted restricted stock units vested during the nine months ended September 30, 2018 and 2017 of $(514,500) and $(175,625) was recognized in operations as stock based compensation.

As of September 30, 2018, no stock-based compensation related to restricted stock awards remains unamortized.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

As of September 30, 2018, and December 31, 2017, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in note 7. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 6 are that of volatility and market price of the underlying common stock of the Company.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

As of September 30, 2018, and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warrant liability as of September 30, 2018, in the amount of $1,441,548 and $648,579, respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2018:

	Warrant Liability	Debt Derivative
Balance, January 1, 2018	$5,859,635	$2,631,375
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	2,236,459
Change in fair value of embedded conversion terms due to note modifications	—	1,343,161
Mark-to-market at September 30, 2018:	(2,325,327)	(2,332,747)
Transfers out of Level 3 upon conversion or payoff of notes payable or exercise of warrants	(2,885,729)	(2,436,700)
Balance, September 30, 2018	$648,579	$1,441,548
Net gain (loss) for the period included in earnings relating to the liabilities held during the period ended September 30, 2018	$(2,325,327)	$2,332,747

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended September 30, 2018, the Company’s stock price decreased significantly from initial valuations. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 11 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related and working capital purposes. As of September 30, 2018, and December 31, 2017, there were no related party advances outstanding.

As of September 30, 2018, and December 31, 2017, accrued compensation due officers and executives included as accrued compensation was $195,014 and $0, respectively.

At September 30, 2018 and December 31, 2017, there were an aggregate of $173,175 and $542,573 notes payable due to officers. The notes are at 5% per annum and non-interest bearing, respectively, and are due on demand.

During the nine months ended September 30, 2018, the Company issued an aggregate of 75,928,246 shares of its common stock in settlement of outstanding related party notes payable of $564,279 and accrued compensation of $195,000.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

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

The joint venture will operate and has acquired a 109 acre agricultural property in Scio, Oregon (the “Property”) for the cultivation of high CBD yielding hemp for the upcoming 2018 growing season. The joint venture acquired the property on May 1, 2018. The total capital commitment for the project will be $1,380,000. The Company’s portion of the capital commitment is to raise $600,000 based upon the following funding schedule: $200,000 upon execution of this Agreement; $238,780 on or before July 31, 2018; $126,445 on or before October 31, 2018; and $34,775 on or before January 31, 2019. As of September 30, 2018, $200,000 has been funded.

NOTE 12 – SUBSEQUENT EVENTS

On October 19, 2018 the Company issued Casey Eberhart 1,500,000 common shares for services rendered pursuant to a consulting contract. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Eberhart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Eberhart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On October 19, 2018, the Company issued to the John Schwenderman and Frances Schwenderman 2,000,000 common shares stock in exchange for $20,000. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. John and Frances Schwenderman were “accredited investors” and/or “sophisticated investors” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to the Schwendermans full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On October 31, 2018, the Company issued Trevor Muehlfelder 1,000,000 common shares in exchange for $10,000. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Muehlfelder was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Muehlfelder full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On November 1, 2018, the Company issued Michael Peskin 4,000,000 common shares pursuant to the Company’s board issuance resolution dated September 25, 2018. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Peskin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Peskin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On November 9, 2018, the Company issues Jesus Quintero 250,000 common shares for services rendered pursuant to the Company’s board issuance resolution dated August 31, 2018. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Quintero was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Quintero full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On November 19, 2018, the Company issued to Paula Vetter 500,000 common shares for services. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Vetter was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Vetter full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

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

26
26

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Results of Operations - The Company generated revenue of $90,276 and 2,947 for the three months ended September 30, 2018 and 2017, respectively. This increase is due to the Company’s initial deployment of its hempSMART marketing and sales efforts. Since the Company’s sales efforts were launched approximately one year ago, no currently known or previous matters are expected to have a material impact on current or future operations, with the exception of the Company’s need for additional funding (See Note 2 to the Financial Statements). For the three months ended September 30, 2018 and 2017, the Company had net income of $2,144,126 as compared to a net loss of $3,884,747 for the three months ended September 30, 2017. This change is due primarily to the company experiencing a gain on changes in fair value of derivative liabilities of $3,072,345 as compared to a loss of $863,472 for 2017. Also, the company had loss on equity investment for the three months ended September 30, 2018 of 107,982 as compared to $375,000 for 2017.

Revenues/Cost of sales

Total Revenues - Total revenues were $90,276 for the three months ended September 30, 2018 as compared to $2,927 for the three ended September 30, 2017. The reported revenues for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products. Management plans to expand its marketing and selling efforts in 2018 and expects revenues to increase in the coming months.

Costs and Expenses - Costs of sales, include the costs of product development, manufacturing, testing, packaging, storage and sale. For the three months ended September 30, 2018, costs of sales were $28,437 as compared to $1,941 for the three months ended September 30, 2017. The reported costs of sales for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products.

General and administrative expenses

Other general and administrative expenses increased to $729,778 for the three months ended September 30, 2018 compared to $700,867 the three months ended September 30, 2017. General and administrative expenses include selling and marketing, research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The increase is attributed primarily to increase increases in service providers and other operating costs in the current period.

(Loss) Gain on change in fair value of derivative liabilities

During 2017 and 2018, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to fair value the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $3,072,345 and a loss of $863,472 change in fair value of derivative liabilities for the three months ended September 30, 2018 and 2017, respectively.

Legal Contingency Expense

On June 25, 2018, DTTO Funding filed a complaint against the Company for breach of contract related to the Company’s April 20, 2017 convertible promissory note in which DTTO lent the Company $111,111. Principal and interest in the note were, at the election of DTTO, convertible into common shares of the Company. On November 30, 2017, DTTO notified the Company of an election to convert a portion of the note to common shares, but the Company failed to process the conversion. The Company failed to repay principal and interest otherwise due on the maturity date of April 20, 2018. DTTO’s action seeks damages against the Company including principal, default interest, liquidated damages, attorney fees and costs in an amount with an alleged present cash value of $1,787,981.10. On September 6, 2018 the company issued, pursuant to a court approved and ordered settlement, 57,676,810 common stock shares in settlement of the litigation with prejudice for at a total value of $1,701,466 and thus eliminating the contingent liability.

Loss on equity investment

During the three months ended September 30, 2018, we adjusted the carry value of our investment for our pro rata share of loss with BV-MCOA Management LLC to $102,440 incurring a $107,982 loss.

Interest Expense

Interest expense during the three months ended September 30, 2018 was $1,442,231 compared to $1,946,394 for the three months ended September 30, 2017. Interest expense primarily consists of interest incurred on our convertible and other debt. The debt discounts amortization incurred during the three months ended September 30, 2018 and 2017 was $608,642 and $868,709, respectively. In addition, we incurred non-cash interest of $2,827,419 and $1,064,903 in connection with convertible notes in 2018 and 2017 respectively.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Results of Operations - The Company generated revenue of $137,721 and $19,950 for the nine months ended September 30, 2018 and 2017, respectively. This increase is due to the Company’s initial deployment of its hempSMART marketing and sales efforts. Since the Company’s sales efforts were launched approximately one year ago, no currently known or previous matters are expected to have a material impact on current or future operations, with the exception of the Company’s need for additional funding (See Note 2 to the Financial Statements). For the nine months ended September 30, 2018, the Company had a net loss of $1,350,480 compared to a net loss of $23,085,618 for the nine months ended September 30, 2017. This change is due primarily to the Company’s stock based compensation issued in 2017 as compared to 2018, changes in our derivative and warrant liabilities and non-cash interest related to our with our convertible debt.

Revenues/Cost of sales

Total Revenues - Total revenues were $137,721 for the nine months ended September 30, 2018 as compared to $19,950 for the nine ended September 30, 2017. The reported revenues for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products. Management plans to expand its marketing and selling efforts in 2018 and expects revenues to increase in the coming months.

Costs and Expenses - Costs of sales, include the costs of product development, manufacturing, testing, packaging, storage and sale. For the nine months ended September 30, 2018, costs of sales were $43,047 as compared to $14,099 for the nine months ended September 30, 2017. The reported costs of sales for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products.

General and administrative expenses

Other general and administrative expenses $1,896,061, for the nine months ended September 30, 2018 as compared to $19,053,350 for the nine months ended September 30, 2017, a decrease of $17,307,289. General and administrative expenses include selling and marketing, research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The decrease is attributed primarily to reduction in stock-based compensation from the nine months ended September 30, 2017 of $17,816,458 as compared to $73,255 in the current period.

Gain on change in fair value of derivative liabilities

During 2017 and 2018, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to fair value the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $4,658,074 and a loss of $833,504 change in fair value of derivative liabilities for the nine months ended September 30, 2018 and 2017, respectively.

Legal Contingency Expense

On September 25, 2018, DTTO Funding filed a complaint against the Company for breach of contract related to the Company’s April 20, 2017 convertible promissory note in which DTTO lent the Company $111,111. Principal and interest in the note were, at the election of DTTO, convertible into common shares of the Company. On November 30, 2017, DTTO notified the Company of an election to convert a portion of the note to common shares, but the Company failed to process the conversion. The Company failed to repay principal and interest otherwise due on the maturity date of April 20, 2018. DTTO’s action seeks damages against the Company including principal, default interest, liquidated damages, attorney fees and costs in an amount with an alleged present cash value of $1,787,981.10. On September 6, 2018 the company issued 57,676,810 common stock shares in settlement of this case for at a total value of $1,701,466 and thus eliminating the contingent liability.

Impairment of GateC Joint Venture

During the nine months ended September 30, 2018 and 2017, we incurred an impairment loss relating to our investment in GateC Joint Venture of $296,761 and $0, respectively (see below, Gain on Settlement of Debt).

Loss on equity investment

During the nine months ended September 30, 2018 and 2017, we adjusted the carry value of our investment for our pro rata share of loss with BV-MCOA Management LLC to $102,440, incurring a loss of $156,69 and $375,000 for the nine months ended September 2018 and 2017, respectively.

Gain on settlement of debt

During the nine months ended September 30, 2018, we terminated a material definitive agreement not made in the ordinary course of its business. The parties to the agreement are the Company and GateC. As such we canceled our outstanding debt obligation to joint venture realizing a gain on settlement of $1,500,000. In addition, we incurred a gain on debt settlement of $94,933 due to default provisions of our previously issued convertible notes.

Interest Expense

Interest expense during the nine months ended September 30, 2018 and 2017 was $3,503,610 and $2,829,615, respectively. Interest expense primarily consists of interest incurred on our convertible and other debt. The debt discounts amortization incurred during the nine months ended September 30, 2018 and 2017 was $484,021 and $84,916, respectively. In addition, we incurred a non-cash interest of $2,827,419 and $1,020,784 non-cash interest in connection with convertible notes in 2018 and 2017.

Liquidity and Capital Resources – The Company has generated a net loss from continuing operations for the nine months ended September 30, 2018 of $1,350,480, however used $1,010,520 cash for operations. As of September 30, 2018, the Company had total assets of $2,694,929, which included inventory of $564,753, short-term investments of $1,425,000 and investments of $616,785.

 During the nine months ended September 30, 2018 and 2017, the Company has met its capital requirements through a combination of loans and convertible debt instruments. The Company will need to secure additional external funding in order to continue its operations. Our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $1,080,186 for September 30, 2018, as compared to $99,965 for September 30, 2017, and an increase proceeds from the sale of note payables to a related party of $194,881 for September 30, 2018 as compared to $395,880 for September 30, 2017, and an increase in proceeds from sales of our common stock and receipt of common stock subscriptions of $190,000 for September 30, 2018, as compared to $85,000 for the nine months ended September 30, 2017. We have during the period ended September 30, 2018, relied upon external financing arrangements to fund our operations. During the nine months ended September 30, 2018, we entered into five separate financing arrangements with St. George Investments, LLC, a Utah limited liability company, in which we borrowed an aggregate of $1,015,000, the principal of which is convertible into shares of our common stock (see Note 6, Convertible Note Payable). Our ability to rely upon external financing arrangements to fund operations is not certain, and this may limit our ability to secure future funding from external sources without changes in terms requested by counterparties, changes in the valuation of collateral, and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way. We intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally.

Operating Activities - For the nine months ended September 30, 2018, the Company used cash in operating activities of $1,010,520 as compared to $527,412 for the nine months ended September 30, 2017. This increase is due primarily to the implementation of our new business plan, operations, management, personnel and professional services, and the resulting increases in operating expenses.

Investing Activities - During the nine months ended September 30, 2018, the Company spent cash of $631,886 in investing activities related to its purchase of equipment of $7,119 and investments in joint ventures of $624,767. During the nine months ended September 30, 2017, we spent $14,144 on equipment purchases and $688,275 investment in joint ventures.

Financing Activities - During the nine months ended September 30, 2018, net cash provided through financing activities were $1,460,067, which were primarily through its receipt of funds from the issuance of notes payable and notes payable to related parties and proceeds from common stock subscriptions of $190,000. For the nine months ended September 30, 2017 the Company, primarily through its receipts of funds from the issuance of notes payable, notes payable to related parties and sale of common stock, resulted in financing activity of $1,082,345.

The Company’s business plans have not generated significant revenues and as of the date of this filing are not sufficient to generate adequate amounts of cash to meet its needs for cash. The Company's primary source of operating funds in 2018 and 2017 have been from revenue generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in the second half of 2018 and beyond as it develops its affiliate marketing program and other direct sales and marketing programs. The Company has stockholders' deficiencies at September 30, 2018 and requires additional financing to fund future operations. As of the date of this filing, and due to the early stages of operations, the Company has insufficient sales data to evaluate the amounts and certainties of cash flows, as well as whether there has been material variability in historical cash flows.

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

Off Balance Sheet Arrangements

As of September 30, 2018, and December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2018, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On September 20, 2018, the Company filed suit against Bougainville Ventures, Inc., BV-MCOA Management, LLC, Andy Jagpal, Richard Cindric, et al. in Okanogan County Washington Superior Court, case number 18-2- 0045324.

The Company previously entered into a joint venture agreement with Bougainville Ventures, Inc. on March 16, 2017, as amended on November 6, 2017.

The Company and Bougainville originally agreed to a joint venture with the goal of participating in the legalized cannabis business in Washington State. The parties intended to organize and operate a cannabis growth and cultivation business on land owned by Bougainville in Oroville, Washington. The Company agreed to finance the joint venture with a cash payment of $800,000. The Company also issued Bougainville 15 million shares of its common stock. Bougainville represented that it would provide the real property for the joint venture, computer controlled greenhouses and agricultural facilities and, as landlord, oversight of the operations of a cannabis licensee holding a I-502 cannabis license. Bougainville represented that the property was I-502 compliant, and that Bougainville had a lease payment arrangement with an I-502 license holder to operate on the land. Bougainville agreed to vend clear title to the real property associated with the I502 licensee to the joint venture within 30 days of the final payment by the registrant. Despite the Company complying with its full financial obligations, Bougainville did not and has not transferred the real property to the joint venture. The Company determined that Bougainville did not own the real property; misappropriated funds paid into the joint venture for its own purposes; and, did not possess an agreement with a licensed I-502 operator.

The Company’s complaint seeks legal and equitable relief for breach of contract, fraud, breach of fiduciary duty, conversion, recession of the joint venture agreement, an accounting, quiet title to real property in the name of the registrant, for the appointment of a receiver, the return to treasury of 15 million shares issued to Bougainville, and, for treble damages pursuant to the Consumer Protection Act in Washington State. The registrant has filed a lis pendens on the real property.

On June 25, 2018, DTTO Funding filed suit against the Company in the United States District Court for the Northern District of Texas, Dallas Division, for breach of contract related to an April 20, 2017 convertible promissory note. DTTO sought damages under the note including principal, default interest, liquidated damages, default penalties, costs and attorney fees. On August 27, 2018, DTTO and the Company entered into a settlement agreement requiring court review and approval. A fairness hearing was heard on noticed motion on September 4, 2018, and the court reviewed and approved the settlement agreement, adopting it as the order of the court. Pursuant to the agreement to settle and order of the court, the company issued 57,676,810 shares of common stock to DTTO in settlement of the litigation, and the court entered the dismissal of the case with prejudice. The Company’s issuance of the shares of common stock was made pursuant to Section 3(a)(10) of the Securities Act.

The Company’s complaint seeks legal and equitable relief for breach of contract, fraud, breach of fiduciary duty, conversion, recession of the joint venture agreement, an accounting, quiet title to real property in the name of the registrant, for the appointment of a receiver, the return to treasury of 15 million shares issued to Bougainville, and, for treble damages pursuant to the Consumer Protection Act in Washington State. The registrant has filed a lis pendens on the real property.

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

We may be unable to fully capture the expected value from our joint venture in Global Hemp Group, Inc.

In connection with our entry into the joint venture with Global Hemp Group, Inc., we face numerous risks and uncertainties, including effectively integrating our respective personnel, management controls and business relationships into an effective and cohesive operation. Further, we are subject to additional risks and uncertainties because we may be dependent upon, and subject to, liability losses or damages relating to system controls and personnel that are not under our control.

For example, our arrangements with Global Hemp Group, Inc. rely significantly upon the activities of Global Hemp Group, Inc. in Canada, and its operation of the research project in conformity with Canadian law. We will not be directly involved with the research, and will rely upon Global Hemp Group' personnel, business acumen, experience and involvement to insure compliance with the parameters of the research project and its compliance with Canadian law.

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

Risks Related to Our Common Stock

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution:

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 5,000,000,000 shares of common stock, $0.001 par value per share. As of September 30, 2018, there were 2,304,801,245 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

On July 24, 2018, the Company issued 3 million restricted common shares to PYP Enterprises in exchange thirty thousand dollars. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. PYP Enterprises was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to PYP Enterprises full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On July 30, 2018, the Company issued one million restricted common shares to Ms. Lauren Reiger in exchange for ten thousand dollars. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Reiger was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Reiger full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On August 5, 2018, the Company issued fifty seven million, six hundred and seventy six thousand, eight hundred and ten common shares to DTTO Funding related to the settlement of litigation by court order. The Company relied upon the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933 with respect to the issuance of the common stock.

On August 15, 2018, the Company issued five million restricted common shares to Casey Eberhart in exchange for fifty thousand dollars. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Eberhart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Eberhart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On August 21, 2018, the Company issued four million, five hundred thousand restricted common shares to Robert L. Hymers, III, for conversion of outstanding accrued compensation of forty five thousand dollars. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On August 31, 2018, the Company issued two hundred and fifty thousand restricted common shares to Jesus Quintero as consideration for entering into an agreement to provide Chief Financial Officer services. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Quintero was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Quintero full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On September 6, 2018, the Company issued 57,767,810 shares of common stock to DTTO Funding in settlement of a lawsuit filed against the Company in the United States District Court for the Northern District of Texas, Dallas Division. The Company’s issuance of the shares of common stock was ordered by the court after a fairness hearing was held on noticed motion, and upon the court’s approval and adoption of the settlement agreement as the order of the court pursuant to Section 3(a)(10) of the Securities Act.

On September 10, 2018, the Company issued ten million restricted common shares to Gene Taubman in exchange for one hundred thousand dollars. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Taubman was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Taubman full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On September 12, 2018, the Company issued five hundred thousand restricted common shares to John Justin Davis in exchange for Mr. Davis’ services on the Company’s advisory board. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Davis was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Davis full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On September 19, 2018, the Company issued one million restricted common shares to Robert Coale in exchange for director services. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Coale was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Coale full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On September 25, 2018, the Company issued one million restricted common shares to Caren Glasser in exchange for Ms. Glasser’s consulting services to the Company. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Glasser was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Glasser full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

On September 25, 2018 the Company issued four million restricted common shares to Michael Peskin in exchange for $40,00.00. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Peskin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a), 506(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Peskin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Global Hemp Group, Inc. TTO Enterprises, Inc. Company Joint Venture Agreement(1)
31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*       Filed herewith

**     Furnished herewith

(1)       Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2018

MARIJUANA COMPANY OF AMERICA, INC.

By:	/S/ Donald Steinberg
Donald Steinberg
Principal Executive Officer

By:	/S/ Jesus Quintero
Jesus Quintero
Principal Accounting Officer

