Form 10-K
period 2018-12-31
Marijuana Co of America, Inc.
filed 2019-04-15
CIK 1078799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2018
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-27039

MARIJUANA COMPANY OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	98-1246221 (I.R.S. Employer Identification No.)
1340 West Valley Parkway, Ste. 205 Escondido, California (Address of principal executive offices)	92029 (Zip Code)

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

The aggregate market value of the common stock held by non-affiliates, based upon the average bid and asked price of common stock, as of the last business day of the registrant’s most recently completed fiscal year was $51,993,133.

As of April 15, 2019, 2,689,790,776 shares of common stock were outstanding. As of December 31, 2018, 2,561,238,082 shares of common stock were outstanding.

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

Company Background – Business Overview

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

Marijuana Company of America Inc. and subsidiaries is a publicly listed company quoted on OTC Markets OTCQB Tier under the symbol “MCOA”. We are based in Escondido, California. Our business develops, manufactures, markets and sells non-psychoactive industrial hemp, and hemp-derived consumer products containing cannabinoids (hereafter referred to as “CBD”), with a THC content of less than 0.03%. Our business includes the research and development of (1) varieties of various species of hemp; (2) beneficial uses of hemp and hemp derivatives; (3) indoor and outdoor cultivation methods for hemp; (4) technology used for cultivation and harvesting of different species of hemp, including but not limited to lighting, venting, irrigation, hydroponics, nutrients and soil; (5) different species of industrial hemp derived CBD, and the possible health benefits thereof; and, (6) new and improved methods of hemp CBD extraction omitting or eliminating the delta-9 THC molecule. As part of our hemp related business, we entered into joint ventures to develop and grow, cultivate and harvest hemp in Scio, Oregon and are joint venture partners in a hemp research and development project in New Brunswick, Canada.

We additionally offer consulting services in accounting and real property management for licensed businesses in the cannabis industry in those states where cannabis has been legalized for recreational and/or medicinal use.

Principal Products and their Markets

hempSMART™

Our consumer products containing hemp and CBD are sold through our wholly owned subsidiary H Smart, Inc. under the brand name hempSMART™. We market and sell our hempSMART™ products directly through our web site, and through our affiliate marketing program, where qualified sales affiliates use a secure multi-level-marketing sales software program that facilitates order placement over the internet via a web site, and accounts for affiliate orders and sales; calculates referral benefits apportionable to specific sales associates and calculates and accounts for loyalty and rewards benefits for returning customers. We also retained a full-service marketing company that uses a multi-channel transactional marketing campaign focused on digital advertising, infographics, content marketing, customer incentives and acquisition, a broad social media presence, as well as search engine marketing and optimization that includes comprehensive research and analytics and order fulfillment in order to boost direct sales.

Our current hempSMART™ wellness products offerings include the following:

  hempSMART Brain™ a proprietary patented and formulated personal care consumer product encapsulated with enriched non-psychoactive industrial hemp derived CBD. This encapsulation is combined with other high quality, proprietary natural ingredients to compliment CBD to support brain wellness.

  hempSMART Pain™ capsules formulated with 10mg of Full Spectrum, non-psychoactive CBD per serving, derived from industrial hemp, which along with a proprietary blend of other natural ingredients, delivers an all-natural formulation for the temporary relief of minor discomfort associated with physical activity.

  hempSMART Pain Cream™ each container formulated with 300mg of full spectrum non-psychoactive CBD derived from industrial hemp. The newly developed product contains a synergistic combination of natural botanicals and full spectrum hemp extract featuring CBD, CBG and a broad range of terpenes. The Company’s proprietary blend of Ayurvedic herbs along with Menthol, Cayenne Pepper Extract, Rosemary Oil, Aloe Gel, White Willow Bark, Arnica, Wintergreen Extract and Tea Tree Oil, provides an immediate cooling and soothing sensation. This topical wellness consumer product is formulated to help reduce minor discomfort and promote muscle relaxation on areas that it is applied.

  hempSMART Drops™ full Spectrum Hemp CBD Oil Tincture Drops, available in 250mg and 500mg bottles, enriched with non-psychoactive industrial hemp derived CBD, and available in four different flavors: lemon, mint, orange and strawberry that is free of the THC isolate.

  hempSMART Pet Drops™ for cats and dogs, formulated with 250mg of full spectrum non-psychoactive CBD derived from industrial hemp. This new specially formulated product contains naturally occurring CBD derived from hemp seed oil, full spectrum hemp extract, fractionated coconut oil, and a rich bacon flavor.

  hempSMART Face™ a nourishing facial moisturizer combines full spectrum CBD from hemp, with a unique blend of Ayurvedic herbs and botanicals. Designed to refresh, replenish and restore the skin providing long lasting hydration and balance.

Consulting Services

We also offer financial accounting and property management services for companies associated with the cannabis industry in all stages of development. Our service offerings include the following:

  Financial Accounting and Bookkeeping. Our business accounting services provide financial accounting systems and reporting protocols in order to allow licensed cannabis and/or hemp operators, in those states where cannabis has been legalized for medicinal and/or recreational use, to report collect, verify and state effective financial records and disclosure. We work with our clients to generate a comprehensive accounting strategy based on best accounting practices. We understand the challenges and complexities of financial accounting in the regulated commercial cannabis market and we have the expertise to help client businesses report their financial operations consistent with GAAP.

  Property Management Consulting. Our property management consulting services consist of offering planning, budgeting, acquisition, accounting and management services to licensed cannabis and/or hemp operators in those states where cannabis and/or hemp has been legalized for medicinal and/or recreational use, and who are searching for appropriate real property to conduct operations. We do not directly engage in the growing, cultivation, harvest or distribution of psychoactive THC cannabis.

Joint Ventures and Investments

Our business also includes participating and making selected investments in other related new businesses. Currently, we have made investments in startup ventures, including:

  MoneyTrac Technology, Inc.; MoneyTrac Technology, Inc. is a developer of an integrated and streamlined electronic payment processing system containing E-Wallet and mobile applications, that allows for the management and processing of prepaid cards, debit cards, and credit card payments. We entered into a stock purchase agreement with MoneyTrac on March 13, 2017 to purchase a 15% equity position in MoneyTrac. On July 27, 2017 we completed tender of the purchase price of $250,000. MoneyTrac’s business and banking software solutions offer firms the ability to deposit funds directly into a “MoneyTrac Merchant Wallet,” created and controlled by the firm, from which the firm can manage and provide inventory management, payroll processing, and audit tracking; and, the creation of “Customer Wallets,” by anyone who wants to engage in cashless transactions, by loading money into their “MoneyTrac Customer Wallet” from a bank account or through a MoneyTrac kiosk, which also accepts debit and credit card transactions. MoneyTrac’s kiosks are marketed to businesses that wish to offer cashless transactions to its customers, who can choose to either have funds loaded directly into their “Customer Wallet” or onto a pre-paid debit card. MoneyTrac’s system provides for a secure, managed and auditable record of cashless transactions that is designed to be marketed to firms who want an alternative payment and management method for transacting business, including those firms in the legalized cannabis business in those states where cannabis has been legalized for recreational and/or medicinal use. On June 12th, 2018 Global Payout, Inc. ("Global", "Parent") entered into a Reverse Triangular Merger (the "Merger") with MoneyTrac Technology, Inc. ("MoneyTrac") a California Corporation and MTrac Tech Corporation (" Merger Sub") a Nevada corporation and wholly-owned subsidiary of Global Payout, Inc. whereby MoneyTrac Technology was successfully merged into MTrac Tech, the surviving corporation of the merger, and thereafter the separate existence of MoneyTrac ceased and all rights, privileges, powers and property, including, without limitation, all rights, privileges, franchise, patents, trademarks, licenses, registrations, bank accounts, contracts, patents, copyrights, and other assets of every kind and description of MoneyTrac were assumed by Merger Sub. Additionally, Merger Sub assumed all of the obligations and liabilities of MoneyTrac, except minute books and stock records of MoneyTrac insofar as they relate solely to its organization and capitalization, and the rights of MoneyTrac arising out of the executed Merger Agreement. Pursuant to the terms of the Merger, Global issued 1,100,000,000 (one billion, one hundred million) shares of its common stock to MoneyTrac as consideration for the purchase of MoneyTrac. Pursuant to the terms of the Merger, a conversion of issued MoneyTrac stock was completed whereby each one (1) share of MoneyTrac stock, issued and outstanding immediately prior to the effective date of the Merger, was canceled and extinguished and converted automatically into ten (10) shares of Global common stock. As of the effective date of the Merger, all shares of Global Preferred Stock issued prior to the effective date of the Merger were canceled and extinguished without any conversion thereof.

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

  Global Hemp Group Joint Venture/Scio Oregon Hemp Project; On May 8, 2018, the Company, Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation entered into a Joint Venture Agreement. The purpose of the joint venture is to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture is in the development stage. On May 30, 2018, the joint venture purchased TTO’s 15% interest in the joint venture for $30,000. The Company and Global Hemp Group, Inc. now have an equal 50-50 interest in the joint venture. The joint venture agreement commits the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company has complied with its payments. The 2018 crop of hemp grown on the joint venture’s real property consisted of 33 acres of high yielding CBD hemp grown in an orchard style cultivation on the property. The 2018 harvest consisted of approximately 37,000 high yielding CBD hemp plants producing 24 tons of biomass that produced 48,000 pounds of dried biomass. The joint venture partners prepared processing samples ranging in size from 100 lbs to 2,000 lbs. for sample offers to extraction companies. The biomass is being processed into CBD crude oil with the option to refine it further into isolate, or full spectrum oil, in order to increase its value on the market. Results from the current extraction test batches are expected to be received by mid-April 2019 and will serve as a basis for the final terms of the sale of the biomass by the Partners.

Recent Government Decriminalization and Legalization of Hemp

On December 20, 2018, President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill”. Prior to its passage, hemp, a member of the cannabis family, and hemp derived CBD were classified as Schedule 1 controlled substances, and so illegal under the Controlled Substances Act, 21 U.S.C. § 811 (hereafter referred to as the “CSA”).

With the passage of the Farm Bill, hemp cultivation is broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC. THC refers to the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis—or marijuana—under federal law and would thus face no legal protection under this new legislation and would be an illegal Schedule 1 drug under the CSA.

Additionally, there will be significant, shared state-federal regulatory power over hemp cultivation and production. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of the United States Department of Agriculture (hereafter referred to as the “USDA”). A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program. This system of shared regulatory programming is similar to options states had in other policy areas such as health insurance marketplaces under Affordable Care Act, or workplace safety plans under Occupational Health and Safety Act—both of which had federally-run systems for states opting not to set up their own systems.

The Farm Bill outlines actions that are considered violations of federal hemp law (including such activities as cultivating without a license or producing cannabis with more than 0.3 percent THC). The Farm Bill details possible punishments for such violations, pathways for violators to become compliant, and even which activities qualify as felonies under the law, such as repeated offenses.

One of the goals of the previous 2014 Farm Bill was to generate and protect research into hemp. The 2018 Farm Bill continues this effort. Section 7605 re-extends the protections for hemp research and the conditions under which such research can and should be conducted. Further, section 7501 of the Farm Bill extends hemp research by including hemp under the Critical Agricultural Materials Act. This provision recognizes the importance, diversity, and opportunity of the plant and the products that can be derived from it, but also recognizes that there is a still a lot to learn about hemp and its products from commercial and market perspectives.

We currently operate two divisions within the regulated cannabis industry: (i) the development, manufacturing, marketing and sale of our hempSMART™ consumer products that include non-psychoactive industrial hemp-based CBD as an ingredient; and, (ii) professional financial consulting and property management services

Sales and Marketing

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

On March 21, 2019, our wholly owned subsidiary, hempSMART, Ltd., a corporation organized in the United Kingdom, officially launched the sales efforts for the Company’s industrial hemp CBD formulated hempSMART™ products in the United Kingdom. We retained Mr. Ian Harvey as our Global Sales Director. Our sales efforts in the UK and EU will be accomplished through our affiliate marketing program.

Research and Development

Our research and development activity for the fiscal year ended December 31, 2018 was primarily focused on formulations of our various hempSMART™ products. Our research and development costs were $1,500. We expect to conduct additional research and development as the Company expands its hempSMART™ line of products.

Significant Customers

Sales of our hempSMART™ products, both directly by us and through our affiliate marketing sales program, have yet to produce material revenues, and so our operations have not resulted in reportable significant customers. Company has recently launched a wholesale marketing model, which went fully operational, may result in a concentration of sales coming from one customer.

Intellectual Property

On February 12, 2019, the U. S. Patent Office issued patent number 10,201,553 for the Company’s hempSMART™ Brain product. On October 3, 2016, H Smart, Inc. filed a trademark application with the U.S. Patent and Trademark Office for the tradename hempSMART™, Application No. 87/531,833. The trademark has not yet been registered, and the application is pending.

Competition

Our competitors include professional services firms dedicated to the regulated hemp industry, as well as sellers of hemp-based CBD products. We compete in markets where cannabis and/or hemp has been legalized and regulated, which includes various states within the United States and Canada. We expect that the quantity and composition of our competitive environment will continue to evolve as the industry matures. Additionally, increased competition is possible to the extent that new states and geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate cannabis and hemp products, such as and including the 2018 Farm Bill. We believe that by being well established in the industry, our experience, and our continued expansion of service and product offerings in new and existing locations, are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our expected operations and results.

Employees

As of December 31, 2018, we had 16 full-time employees and independent contractors, most of whom are U.S. based, primarily in California at our Escondido headquarters. None of our U.S employees are represented by a labor union.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company and our business before purchasing our securities. Our business, operating results and financial condition could be seriously harmed as a result of the occurrence of any of the following risks. You could lose all or part of your investment due to any of these risks. You should invest in our common stock only if you can afford to lose your entire investment.

Risks Related to Our Business

The Farm Bill recently passed, and undeveloped shared state-federal regulations over hemp cultivation and production may impact our business.

The Farm Bill was signed into law on December 20, 2018. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of USDA. A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will need to construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program. The details and scopes of each state’s plans are not known at this time and may contain varying regulations that may impact our business. Even if a state creates a plan in conjunction with its governor and chief law enforcement officer, the Secretary of the USDA must approve it. There can be no guarantee that any state plan will be approved. Review times may be extensive. There may be amendments and the ultimate plans, if approved by states and the USDA, may materially limit our business depending upon the scope of the regulations.

Laws and regulations affecting our industry to be developed under the Farm Bill are in development.

As a result of the Farm Bill’s recent passage, there will be a constant evolution of laws and regulations affecting the hemp industry could detrimentally affect our operations. Local, state and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

Risk of government action.

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

We launched our first hempSMART™ product, hempSMART Brain™, in November 2016. Since then, we have introduced a number of other consumer products, including hempSMART Pain™, hempSMART™ Full Spectrum Pet Drops™, and hempSMART™ Full Spectrum Drops™. As we continue to conduct the research and development and release of other hempSMART™ products and continue to pursue our business interests in Conveniant Hemp Mart, LLC, MoneyTrac Technology, Inc., and our joint ventures with Global Hemp Group, Inc. in Scio, Oregon and New Brunswick, Canada, we anticipate increases in our operating expenses, without realizing significant revenues from operations. Within the next 12 months, these increases in expenses will be attributed to the cost of (i) administration and start-up costs, (ii) research and development, (iii) advertising and website development, (iv) legal and accounting fees at various stages of operation, (v) joint venture activities, (vi) creating and maintaining distribution and supply chain channels.

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

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations.

We are substantially dependent on continued market acceptance and proliferation of consumers of hemp and hemp-derived CBD. We believe that as hemp and hemp-derived CBD becomes more accepted as a result of the passage of the Farm Bill, the stigma associated with hemp and CBD will diminish and as a result consumer demand will continue to grow. While we believe that the market and opportunity in the hemp space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the hemp industry will adversely affect our business operations.

The possible FDA Regulation of hemp and industrial hemp derived CBD, and the possible registration of facilities where hemp is grown and CBD products are produced, if implemented, could negatively affect the cannabis industry generally, which could directly affect our financial condition.

The Farm Bill established that hemp containing less the .03% THC was no longer a Schedule 1 drug under the CSA. Previously, the U.S. Food and Drug Administration (“FDA”) did not approve hemp or CBD derived from hemp as a safe and effective drug for any indication. The FDA considered hemp and hemp-derived CBD as illegal Schedule 1 drugs. Further, the FDA has concluded that products containing hemp or CBD derived from hemp are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. However, as a result of the passage of the Farm Bill, at some indeterminate future time, the FDA may choose to change its position concerning products containing hemp, or CBD derived from hemp, and may choose to enact regulations that are applicable to such products, including, but not limited to: the growth, cultivation, harvesting and processing of hemp; regulations covering the physical facilities where hemp is grown; and possible testing to determine efficacy and safety of hemp derived CBD. In this hypothetical event, our hemp-based hempSMART™ products containing CBD may be subject to regulation. In the hypothetical event that some or all of these regulations are imposed, we do not know what the impact would be on the hemp industry in general, and what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the conditions and possible costs of possible regulations and/or registration as may be prescribed by the FDA, we may be unable to continue to operate our business.

Laws governing our access to banking services are uncertain and are in a state of flux.

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed cannabis businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry, that banks can do business with legal cannabis businesses and “may not” be prosecuted. We assume this applies to hemp. The Treasury Department’s Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that “it is possible to provide financial services” to state-licensed cannabis (and hemp) businesses and still be in compliance with federal anti-money laundering laws. These provisions created barriers to our banking operations. With the passage of the Farm Bill, we expect that the banking industry will be more open to doing business with compliant hemp businesses. Currently, the U.S. Congress is considering the Secure and Fair Enforcement Banking Act sponsored by Reps. Ed Perlmutter (D-CO) Denny Heck (D-WA), Steve Stivers (R-OH) and Warren Davidson (R-OH) filed in March, 2019 designed to protect banks that service the marijuana industry from being penalized by federal regulators. The act currently has 138 cosponsors—more than a quarter of the House. However, this may take time and may not result in a more open banking climate. We expect that banks will be more open to serving cannabis and hemp businesses, but there is no guarantee – even with the passage of the Farm Bill.

Banking regulations in our business are costly and time consuming.

In assessing the prospective risk of providing services to a hemp-related business, a financial institutions may conduct customer due diligence that includes: (i) verifying with the appropriate state authorities whether the business is duly licensed and registered; (ii) reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its cannabis-related business; (iii) requesting from state licensing and enforcement authorities available information about the business and related parties; (iv) developing an understanding of the normal and expected activity for the business, including the types of products to be sold; (v) ongoing monitoring of publicly available sources for adverse information about the business and related parties; (vi) ongoing monitoring for suspicious activity, including for any of the red flags described in this guidance; and (vii) refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk. With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available. These regulatory reviews may be time consuming and costly.

Due to our involvement in the hemp industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

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

The Company’s industry is highly competitive, and we have less capital and resources than many of our competitors which may give them and advantage in developing and marketing products similar to ours or make our products obsolete.

We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative methods or approaches, who may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products less desirable to consumers or obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

We may be unable to respond to the rapid technological change in the industry and such change may increase costs and competition that may adversely affect our business.

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

Our hempSMART™ products are new and our industry is rapidly evolving.

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
  Respond to competitive and technological developments.
  Attract, retain and motivate qualified personnel.

We cannot guarantee that we will succeed in achieving our goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition and operating results.

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

The Company’s failure to continue to attract, train, or retain highly qualified personnel could harm the Company’s business.

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

We made investments during 2017 in MoneyTrac Technology, Inc. and Conveniant Hemp Mart, LLC. Both of these ventures are in the development stage. The success of their respective business plans is uncertain, and each may fail, causing us to lose our complete investment. The investments carry with them significant risks. Each company is still in an early phase and is just beginning to implement its respective business plans. There can be no assurance that either will ever operate profitably. As an equity purchaser in MoneyTrac and Conveniant Hemp Mart, we will not receive a return on our investment unless and until they distribute a dividend. Development stage companies may take a long time or never distribute dividends. As such, there can be no assurance that we will receive any returns from our investments. The timing of profit realization, if any, is highly uncertain. The likelihood of their respective success should be considered in light of the problems, expenses, difficulties, complications and delays usually encountered by companies in their early stages of development. Either company may not be successful in attaining the objectives necessary for them to overcome these risks and uncertainties. Further, each company may need additional funding and it is possible that they will be unable to obtain additional funding as and when they need it. If either company is unable to obtain capital it may be on unfavorable terms or terms which excessively dilute us as an existing equity holder. If either company is unable to obtain additional funding, they may not be able to repay debts when they are due and payable and they could be forced to delay their development, marketing and expansion efforts and could experience material losses and potentially cease operations.

We may be unable to fully capture the expected value from our Scio, Oregon and New Brunswick joint ventures with Global Hemp Group, Inc.

In connection with our entry into joint ventures with Global Hemp Group, Inc. in Scio, Oregon and New Brunswick, Canada, we face numerous risks and uncertainties, including effectively integrating our respective personnel, management controls and business relationships into an effective and cohesive operation. Further, we are subject to additional risks and uncertainties because we may be dependent upon, and subject to, liability losses or damages relating to system controls and personnel that are not under our control.

Our joint ventures Global Hemp Group, Inc. rely significantly upon the activities of Global Hemp Group, Inc. in Oregon and Canada. These joint ventures are subject to conformity with Oregon and Canadian law. We will not be directly involved with the operations, and will rely upon Global Hemp Group' personnel, business acumen, experience and involvement to insure compliance with the parameters of the research project and its compliance with applicable law.

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

There could be unidentified risks involved with an investment in our securities.

The foregoing risk factors are not a complete list or explanation of the risks involved with an investment in the securities. Additional risks will likely be experienced that are not presently foreseen by the Company. Prospective investors must not construe this the information provided herein as constituting investment, legal, tax or other professional advice. Before making any decision to invest in our securities, you should read this entire prospectus and consult with your own investment, legal, tax and other professional advisors. An investment in our securities is suitable only for investors who can assume the financial risks of an investment in the Company for an indefinite period of time and who can afford to lose their entire investment. The Company makes no representations or warranties of any kind with respect to the likelihood of the success or the business of the Company, the value of our securities, any financial returns that may be generated or any tax benefits or consequences that may result from an investment in the Company.

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

  Our ability to source strong opportunities with sufficient risk adjusted returns.

  Our ability to manage our capital and liquidity requirements based on changing market conditions generally and changes in the developing legal medical marijuana and recreational marijuana industries.

  The acceptance of the terms and conditions of our multi-level sales agreements.

  The amount and timing of operating and other costs and expenses.

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

  Adverse developments in the efforts to legalize cannabis or increased federal enforcement.

  Changes in laws, regulations, accounting, taxation, and other requirements affecting our operations and business.

  Our operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant.

Management of growth will be necessary for us to be competitive.

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

It is unknown whether the passage of the Farm Bill will provide us trademark protection for our hempSMART™ brand and products.

We have applied for a trademark for our hempSMART™ brand name. Before passage of the Farm Bill, we were uncertain that we could obtain patent or trademark protection for our products Because hemp derived CBD was considered an illegal Schedule 1 drug under federal law. With the passage of the Farm Bill, we may be able to overcome these uncertainties, since hemp containing less than .03% THC is no longer a Schedule 1 drug under the CSA. However, we cannot guarantee more favorable treatment and the failure to obtain trademark protection may materially impact our brand establishment, sales and good will.

If we fail to protect our intellectual property, our business could be adversely affected.

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

Our trade secrets may be difficult to protect.

Our success depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors, as well as our contractors. Because we operate in a highly competitive industry, we rely in part on trade secrets to protect our proprietary hempSMART™ products and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third party’s confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party's relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights.

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

Our Business Can be Affected by Unusual Weather Patterns.

The production of some of our hempSMART™ products relies on the availability and use of live plant material. Growing periods can be impacted by weather patterns and these unpredictable weather patterns may impact our ability to harvest hemp. In addition, severe weather, including drought and hail, can destroy a hemp crop, which could result in our having no hemp to harvest, process and sell. If our suppliers are unable to obtain sufficient hemp from which to process CBD, our ability to meet customer demand, generate sales, and maintain operations will be impacted.

Our hempSMART™ sales in the UK may be subject to unforeseeable regulation that may have a material impact on our efforts to sell our hempSMART™ products in the UK.

Currently, the UK regulates wellness products containing CBD through its Medicines and Healthcare products Regulatory Agency (“MHRA”). Pursuant to the MHRA, only wellness products containing less than 0.2% THC may be sold in the UK. Our latest laboratory results from testing the THC content of our hempSMART™ products containing CBD derived from industrial hemp show that our products approach 0% THC. While we are confident that our hempSMART™ products are compliant with regulations in the UK, these regulations may change unforeseeably, and any such changes may have a material effect on our ability to market and sell our hempSMART™ products in the UK.

Risks Related to Our Common Stock

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 5,000,000,000 shares of common stock, $0.001 par value per share. As of April 12, 2019, there were 2,689,790,776 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock from our recently filed Form S-1 registration statement with K&J Funds, LLC. If we do sell more common stock, investors’ investment in our company will be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Our variably priced convertible notes may result in dilution.

As a result of our having entered into variably priced convertible promissory notes with Chicago Ventures Partners, that also include cashless warrants, we may be required to issue additional shares of our common stock which will cause dilution. As a result, such issuances will reduce the value of existing investors' shares and their proportional ownership of our company.

Trading in our common stock on the OTCQB Exchange has been subject to wide fluctuations.

Our common stock is currently quoted for public trading on the OTCQB Market Tier. Our common stock was previously traded on the OTC Markets Pink Tier. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

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

We have never paid any cash dividends and currently do not intend to pay any cash dividends for the foreseeable future. To the extent that we require additional funding currently not provided for, our funding sources may prohibit the payment of a dividend. Because we do not currently intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen, and investors may lose all of their investment in our company.

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

There could be unidentified risks involved with an investment in our securities.

The foregoing risk factors are not a complete list or explanation of the risks involved with an investment in the securities. Additional risks will likely be experienced that are not presently foreseen by the Company. Prospective investors must not construe this the information provided herein as constituting investment, legal, tax or other professional advice. Before making any decision to invest in our securities, you should read this entire prospectus and consult with your own investment, legal, tax and other professional advisors. An investment in our securities is suitable only for investors who can assume the financial risks of an investment in the Company for an indefinite period of time and who can afford to lose their entire investment. The Company makes no representations or warranties of any kind with respect to the likelihood of the success or the business of the Company, the value of our securities, any financial returns that may be generated or any tax benefits or consequences that may result from an investment in the Company.

K&J will pay less than the then-prevailing market price for our common stock.

Our common stock to be sold to K&J pursuant to the Form S-1 we filed December 27, 2018, and the associated Investment Agreement dated December 20, 2018, will be purchased at a price equal to eighty-eight percent (88%) of the lowest daily VWAP during a pricing period beginning five trading days after a put notice. K&J has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If K&J sells the shares, the price of our common stock could decrease. If our stock price decreases, K&J may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price. As of the date of this filing, the SEC has not granted effectiveness to our registration statement.

We are registering on Form S-1 the resale of a maximum of 500,000,000 shares of common stock, all of which may be issued to K&J under the Equity Line; The resale of such shares by K&J could depress the market price of our common stock.

We are registering the resale of a maximum of 500,000,000 shares of common stock under the S-1 registration statement filed on December 27, 2018. Assuming the SEC grants the S-1 effectiveness, the sale of these shares into the public market by K&J could depress the market price of our common stock. As of April 12, 2019, there were 2,689,790,776 shares of our common stock issued and outstanding. In total, we may issue up to 500,000,000 shares (estimated using last reported sale price of our common stock on the OTC Markets on December 20, 2018 of $0.02 per share) to K&J pursuant to the Equity Line, meaning that we may be obligated to file one or more registration statements covering the remaining allowable shares not covered by the registration statement. The sale of those additional shares into the public market by K&J could further depress the market price of our common stock. As of the date of this filing, the SEC has not granted effectiveness to our registration statement.

K&J Will Pay less than the then-prevailing Market Price for Our Common Stock under the Equity Line.

The common stock to be issued to K&J pursuant to the Form S-1 and associated Investment Agreement will be purchased at a 12% discount to the volume weighted average price of our common stock during the ten consecutive trading day period beginning on the trading day immediately following the date of delivery of a put notice by us to K&J, subject to certain exceptions. Therefore, K&J has a financial incentive to sell our common stock upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If K&J sells the shares, the price of our common stock could decrease. As of the date of this filing, the SEC has not granted effectiveness to our registration statement.

We May Not Be Able to Access Sufficient Funds under the Equity Line When Needed.

Our ability to put shares to K&J and obtain funds under the Equity Line is limited by the terms and conditions in the Investment Agreement, including restrictions on when we may exercise our put rights, restrictions on the amount we may put to K&J at any one time, which is determined in part by the trading volume of our common stock, and a limitation on our ability to put shares to K&J to the extent that it would cause K&J to beneficial own more than 4.99% of our outstanding shares. In addition, we do not expect the Equity Line to satisfy all of our funding needs, even if we are able and choose to take full advantage of the Equity Line.

Certain restrictions on the extent of puts and the delivery of advance notices may have little, if any, effect on the adverse impact of our issuance of shares in connection with the investment agreement with K&J, and as such, K&J may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing stockholders.

K&J has agreed, subject to certain exceptions listed in the investment agreement with K&J, to refrain from holding a number of shares which would result in K&J or its affiliates owning more than 4.99% of the then-outstanding shares of our common stock at any one time. These restrictions, however, do not prevent K&J from selling shares of our common stock received in connection with a put, and then receiving additional shares of our common stock in connection with a subsequent put. In this way, K&J could sell more than 4.99% of the outstanding common stock in a relatively short time frame while never holding more than 4.99% at one time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Inapplicable as we are not a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

ITEM 2.	PROPERTIES

We maintain a lease for our principal office located at 1340 West Valley Parkway #205, Escondido, CA 92029. Our lease is for a two-year term and we pay a monthly rent of $1,974.

ITEM 3.	LEGAL PROCEEDINGS

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

The Company recently served process on the defendants and the case is currently in litigation. No trial date has been set.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. MARKET INFORMATION AND HOLDERS

Our common stock trades on OTC Markets OTCQB Market Tier under the ticker symbol “MCOA”. As of December 31, 2018, there were 371 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock:

2018	High	Low
Quarter Ended December 31	$0.0351	$0.0115
Quarter Ended September 30	$0.0425	$0.0261
Quarter Ended June 30	$0.0487	$0.0259
Quarter Ended March 31	$0.0646	$0.0242

2017	High	Low
Quarter Ended December 31	$0.0687	$0.0221
Quarter Ended September 30	$0.0489	$0.0195
Quarter Ended June 30	$0.057	$0.0181
Quarter Ended March 31	$0.1104	$0.0442

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

UNREGISTERED SALES OF EQUITY SECURITIES

The following information represents securities sold by the Company as of December 31, 2018 which were not registered under the Securities Act, and were not previously reported in a Quarterly Report on Form 10-Q, or in a Current Report on Form 8-K (17 CFR 249.308). Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

On August 31, 2018, the Company issued two hundred and fifty thousand common shares to Jesus Quintero in exchange for services as Chief Financial Officer. The issuance to Mr. Quintero was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Quintero was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Quintero full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Quintero acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 2, 2018, the Company issued one million, five hundred thousand common shares to Casey Eberhart in exchange for services. The issuance to Mr. Eberhart was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Eberhart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Eberhart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Eberhart acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 4, 2018, the Company issued two million common shares to John & Frances Schwenderman for services. The issuance to the Schwendermans was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. The Shwendermans are “accredited investors” and/or “sophisticated investors” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning their qualifications as a “sophisticated investors” and/or “accredited investors.” The Company provided and made available to the Shwendermans full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. The Shwendermans acquired the restricted common stock for their own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 30, 2018, the Company issued one million common shares to Trevor Muehlfelder for services. The issuance to Mr. Muehlfelder was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Muehlfelder was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Muehlfelder full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Muehlfelder acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On November 1, 2018, the Company issued five hundred thousand common shares to Paula Vetter for services. The issuance to Ms. Vetter was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Vetter was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Vetter full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Vetter acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On November 19, 2018, the Company issued one million common shares to Lauren Regier for services. The issuance to Ms. Regier was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Regier was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Regier full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Regier acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On November 27, 2018, the Company issued five hundred thousand shares to Ian Harvey for services. The issuance to Mr. Harvey was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Harvey was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Harvey full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Harvey acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On December 18, 2018, the Company issued three million common shares to Sam Rosenberg for services. The issuance to Mr. Rosenberg was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Rosenberg was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Rosenberg full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Rosenberg acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On December 18, 2018, the Company issued two million shares to Trevor Muehlfelder for services. The issuance to Mr. Muehlfelder was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Muehlfelder was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Muehlfelder full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Muehlfelder acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On December 18, 2018, the Company issued one million common shares to Vanessa Hunter for services. The issuance to Ms. Hunter was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Hunter was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Hunter full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Hunter acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On December 27, 2018, the Company issued ten million common shares to Robert L. Hymers III in exchange for consulting services. The issuance to Mr. Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 9, 2019, the Company issued five million common shares to Caren Glasser for services. The issuance to Ms. Glasser was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Glasser was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Glasser full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Glasser acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 28, 2019, the Company issued five hundred thousand common shares to Ian Harvey for services. The issuance to Mr. Harvey was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Harvey was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Harvey full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Harvey acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 29, 2019, the Company issued five hundred thousand common shares to Casey Eberhart for services. The issuance to Mr. Eberhart was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Eberhart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Eberhart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Eberhart acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

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

Background

Marijuana Company of America, Inc. and subsidiaries is a publicly listed company quoted on OTC Markets OTCQB Market Tier under the symbol “MCOA”. We are a Smaller Reporting Company based in Escondido, California. Our business includes the research and development of (1) varieties of various species of hemp; (2) beneficial uses of hemp and hemp derivatives; (3) indoor and outdoor cultivation methods for hemp; (4) technology used for cultivation and harvesting of different species of hemp, including but not limited to lighting, venting, irrigation, hydroponics, nutrients and soil; (5) different industrial hemp derived cannabinoids (“CBD”) and the possible health benefits thereof; and, (6) new and improved methods of hemp cannabinoid extraction omitting or eliminating the delta-9 tetrahydrocannabinol “THC” molecule.

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

We also make selected diversified investments in other related new start-up businesses in the legalized cannabis and hemp industry. Currently, we have made investments in startup ventures, including: MoneyTrac Technology, Inc., Conveniant Hemp Mart, LLC, and two joint ventures with Global Hemp Group, Inc.

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

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

The following table presents our operating results for the year ended December 31, 2018 compared to December 31, 2017:

MARIJUANA COMPANY OF AMERICA, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AUDITED

	Year Ended December 31,
	2018	2017
REVENUES:
Sales	$240,452	$26,830
Related party Sales	11,683	0
Total Revenues	252,135	26,830

Cost of sales	81,250	14,294

Gross Profit	170,885	12,536

OPERATING EXPENSES:
Selling, general and administrative expenses	3,980,493	21,272,758
Depreciation	5,341	2,576
Total operating expenses	3,985,834	21,275,334

Net loss from operations	(3,814,949)	(21,262,798)

OTHER INCOME (EXPENSES):
Interest expense, net	(6,828,939)	(5,842,802)
Legal Contingency Expense	(1,682,870)	—
Impairment of Joint Ventures	(933,195)	(2,292,500)
Loss on equity investments	(90,859)	(61,298)
(Loss) gain on change in fair value of derivative liabilities	1,443,249	(4,329,743)
(Loss) on debt modification	(1,343,161)
Cancellation of debt	1,500,000
Unrealized gain on trading securities	560,000	—
Gain on settlement of debt	94,933	347,221
Total other income (expense)	(7,280,842)	(12,179,122)

Net loss before income taxes	(11,095,791)	(33,441,920)

Income taxes (benefit)	—	—

NET INCOME (LOSS)	$(11,095,791)	$(33,441,920)

Loss per common share, basic and diluted	$(0.005)	$(0.017)

Weighted average number of common shares outstanding, basic and diluted	2,275,482,194	1,929,424,081

See the accompanying notes to these audited consolidated financial statements

Revenues

Total revenues for the year ended December 31, 2018 and December 31, 2017, were $252,135 and $26,830, respectively, an increase of $225,305. This increase is attributable to the developing market for sales of our hempSMART™ products and the addition of several new products. Our revenues for the year ended December 31, 2018 reflect sales based upon our efforts at implementing our affiliate marketing sales program and direct sales efforts though our website. Our investments in MoneyTrac Technology, Inc., Conveniant Hemp Mart, LLC, and our joint ventures with Global Hemp Group, Inc. have not generated any revenues for the period ending December 31, 2018, as they were and remain in the development stage.

Costs of Sales

Costs of sales primarily consist of inventory costs and overhead, manufacturing, packaging, warehousing, shipping and direct labor costs directly attributable to our hempSMART™ products. For the year ended December 31, 2018 and December 31, 2017, our total costs of sales were $81,250 and $14,294, respectively. The increase was primarily due to increased operating expenses related to overhead, sales, travel and related to the initiation and development of the increased sales activity for our hempSMART™ products.

Gross Profit

For the year ended December 31, 2018 and December 31, 2017, gross profit was $170,885 and $12,536, respectively. This increase was primarily due to the growth in our hempSMART™ product sales, as our sales developed through direct sales efforts and through the implementation and development of our affiliate sales program. As a percentage of total revenues, gross profit was 67.8% and 46.7% for the years ended December 31, 2018 and December 31, 2017, respectively.

Operating Losses

For the year ended December 31, 2018, operating expenses were $3,985,834 or 1580.8% of total revenues, as compared to $21,275,334 or 79,296.8% of total revenues for the year ended December 31, 2017. This decrease of $17,289,500 was due to a decrease in selling, general and administrative costs of $17,292,265. Such operating losses reflect developmental and other administrative costs for 2018 and 2017. We expect to incur losses in the near future until profitability is achieved, which is not certain. Our operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that we will achieve or sustain profitable operations. This decrease was primarily related to the Company issuing less stock-based compensation for consulting services.

The Company has incurred net losses from operations of $3,814,949 and $21,262,798 for the years ended December 31, 2018 and 2017, respectively.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2018 and December 31, 2017 included expense of $7,280,842 and $12,179,122 respectively. This reduction was primarily due to a gain on change of fair value of derivative liabilities of $1,443,249 as of December 31, 2018 as compared to a loss of $4,329,743 as of December 31, 2017; a decrease of $5,772,992; a decrease in expense related to the impairment of joint ventures of $1,359,305 as the impairment loss for joint ventures decreased to $933,195 for the year ended December 31, 2018 as compared to $2,292,500 for the year ended December 31, 2017; an increase in cancellation of debt income of $1,500,000 for the year ended December 31, 2018 as compared to $0 for the year ended December 31, 2017. The Company also had a $1,343,161 and a $0 loss on modification of debt for the years ended December 31, 2018 and 2017, respectively.

Income Tax Expense (Benefit)

We did not have any income tax expense or benefit for the years ended December 31, 2018 and December 31, 2017, respectively.

Net Income (Loss)

As a result of the factors discussed above, net losses for the year ended December 31, 2018 and December 31, 2017 were $11,095,791 and $33,441,920 respectively. For December 31, 2018 and December 31, 2017, these net losses represented a 4,401% and 124,643.8% of total revenues for the respective periods.

Liquidity and Capital Resources

As of December 31, 2018, and December 31, 2017, our operating activities produced negative cash and cash equivalents of $2,385,349 and $895,743, respectively. Our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $2,541,470 for December 31, 2018, as compared to $1,576,500 for December 31, 2017, and a decrease in proceeds from the sale of note payables to a related party of $218,846 for December 31, 2018 as compared to $513,507 for December 31, 2016, and an increase in proceeds from sales of our common stock of $421,237 for December 31, 2018, as compared to $85,000 for the year ending December 31, 2017. We have during the period ended December 31, 2018, relied upon external financing arrangements to fund our operations. During the year ended December 31, 2018, we entered into several separate financing arrangements with St. George Investments, LLC, a Utah limited liability company, in which we borrowed an aggregate of $2,541,470, the principal of which is convertible into shares of our common stock (see Note 8, Convertible Note Payable). Our ability to rely upon external financing arrangements to fund operations is not certain, and this may limit our ability to secure future funding from external sources without changes in terms requested by counterparties, changes in the valuation of collateral, and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way. We intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally.

Operating Activities

For the year ended December 31, 2018 and 2017, the Company used cash for operating activities of $2,385,349 and $895,743, respectively. Operating activities consist of corporate overhead and product development of our hempSMART™ products. Increases are due primarily to increases in executive compensation, professional fees, and product development costs.

Investing Activities

For the years ended December 31, 2018 and December 31, 2017, net cash used in investing activities was $686,458 and $1,176,919, respectively. For the year ended December 31, 2018 and 2017, the cash used in investing continued to be attributed to the acquisition of an interest in Conveniant Hemp Mart, LLC and MoneyTrac Technology, Inc., the Global Hemp Group Joint Venture and the Bougainville Ventures, Inc. Joint Venture, and the purchase of equipment for operations.

Financing Activities

For the years ended December 31, 2018 and 2017, financing activities were a source of cash of $3,181,553 and $2,175,007, respectively. For the years ended December 31, 2018 and 2017, respectively, this was primarily from proceeds of $2,541,470 and $1,576,500 from the issuance of notes payable; $218,846 and $513,507 of cash from the issuance of notes payable to related parties were received for the years ended December 31, 2018 and 2017, respectively. The Company received sale of common stock of $421,237 and $85,000 for the years ended December 31, 2018 and 2017, respectively.

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

Off Balance Sheet Arrangements

As of December 31, 2018, and December 31, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Inventory

Inventory is primarily comprised of products and equipment to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2018, and December 31, 2017, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2018, and December 31, 2017 we had $0 and $0 allowance for doubtful accounts, respectively. For December 31, 2018 and December 31, 2017, we recorded bad debt expense of $1,559 and $0 respectively.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of December 31, 2018 and as of December 31, 2017.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have not recorded any impairment charges related to long-lived assets during the year ended December 31, 2018, and December 31, 2017.

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

Occasionally, our fixed-fee hourly engagements are recognized under the completed performance method. Some fixed fee arrangements are for completion of a final deliverable or act which is significant to the arrangement as a whole. These engagements do not generally exceed a one-year term. If the performance is for a final deliverable or act, we recognize revenue under the completed performance method, in which revenue is recognized once the final act or deliverable is performed or delivered for a fixed fee. Losses, if any, on fixed-fee engagements are recognized in the period in which the loss first becomes probable and reasonably estimable. FASB ASC Topic 606 provides a practical expedient to disregard the effects of a financing component if the period between payment and performance is one year or less. As, our fixed fee hourly engagements do not exceed one year, no significant customer-based financing is implicated under FASB ASC Topic 606. During the year ended December 31, 2018, and December 31, 2017, we have incurred no losses from fixed fee engagements that terminate prior to completion. We believe if an engagement terminates prior to completion, we can recover the costs incurred related to the services provided.

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2018 and December 31, 2017, these costs were $569,832 and $77,552, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2018 and December 31, 2017, stock-based compensation expense for restricted shares was $1,052,423 and $19,068,583, respectively. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards. During the year ended December 31, 2018 and December 31, 2017, compensation expense for warrants and options was $0 and $5,000,000, respectively.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the year ended December 31, 2018 and December 31, 2017, due to cumulative losses, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2018, and December 31, 2018, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Marijuana Company of America, Inc. (Converge Global, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Marijuana Company of America, Inc. and its subsidiaries (“the Company”) as of December 31, 2018 and 2017 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2018 and 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The firm has served this client since December 2016.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

April 15, 2019

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017 AUDITED

	2018	2017
ASSETS
Current assets:
Cash	$359,577	$249,831
Short term investments	810,000	—
Accounts receivable, net	46,376	4,862
Inventory	186,989	163,720
Other current assets	93,833	—
Total current assets	1,496,775	418,413

Property and equipment, net	12,430	13,568

Other assets:
Investments	408,077	695,477
Security deposit	2,500	2,500

Total assets	$1,919,782	$1,129,958

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$416,444	$306,561
Accrued compensation	454,316	—
Accrued liabilities	216,946	40,155
Debt obligation of Joint venture	289,742	1,500,000
Notes payable, related party	287,140	542,573
Convertible notes payable, net of debt discount of $896,180 and $924,340, respectively	1,132,668	394,555
Warrant liability	—	5,859,635
Derivative liability	2,256,631	1,934,097
Total current liabilities	5,053,887	10,577,576

Long term debt:
Convertible notes payable, net of debt discount of $0 and $308,280, respectively	—	172,856
Derivative liability	—	697,278
Total long term debt	—	870,134

Total liabilities	5,053,887	11,447,710

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of December 31, 2018 and 2017, respectively	10,000	10,000
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 2,561,238,082 and 2,103,464,006 shares issued and outstanding as of December 31, 2018 and 2017, respectively	2,561,238	2,103,464
Common stock subscriptions	90,000	—
Additional paid in capital	48,188,522	30,456,888
Accumulated deficit	(53,983,895)	(42,888,104)
Total stockholders' deficit	(3,134,105)	(10,317,752)

Total liabilities and stockholders' deficit	$1,919,782	$1,129,958

See the accompanying notes to these audited consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AUDITED

	Year Ended December 31,
	2018	2017
REVENUES:
Sales	$240,452	$26,830
Related party Sales	11,683	0
Total Revenues	252,135	26,830

Cost of sales	81,250	14,294

Gross Profit	170,885	12,536

OPERATING EXPENSES:
Selling, general and administrative expenses	3,980,493	21,272,758
Depreciation	5,341	2,576
Total operating expenses	3,985,834	21,275,334

Net loss from operations	(3,814,949)	(21,262,798)

OTHER INCOME (EXPENSES):
Interest expense, net	(6,828,939)	(5,842,802)
Legal Contingency Expense	(1,682,870)	—
Impairment of Joint Ventures	(933,195)	(2,292,500)
Loss on equity investments	(90,859)	(61,298)
(Loss) gain on change in fair value of derivative liabilities	1,443,249	(4,329,743)
(Loss) on debt modification	(1,343,161)
Cancellation of debt	1,500,000
Unrealized gain on trading securities	560,000	—
Gain on settlement of debt	94,933	347,221
Total other income (expense)	(7,280,842)	(12,179,122)

Net loss before income taxes	(11,095,791)	(33,441,920)

Income taxes (benefit)	—	—

NET INCOME (LOSS)	$(11,095,791)	$(33,441,920)

Loss per common share, basic and diluted	$(0.005)	$(0.017)

Weighted average number of common shares outstanding, basic and diluted	2,275,482,194	1,929,424,081

See the accompanying notes to these audited consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017 AUDITED

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2016	10,000,000	$10,000	1,620,996,998	$1,620,996			$—	$7,685,387	$(9,446,184)	$(129,801)
Common stock issued for services rendered	—	—	344,033,333	344,033			—	18,724,550	—	19,068,583
Common stock issued in connection with joint venture	—	—	15,000,000	15,000			—	373,500	—	388,500
Common stock issued in settlement of convertible notes payable	—	—	3,000,000	3,000			—	81,000	—	84,000
Common stock issued in settlement of related party notes payable	—	—	62,721,553	62,722			—	553,373	—	616,095
Reclassification of derivative liabilities	—	—	—	—			—	2,201,041	—	2,201,041
Replacement of previously canceled common shares	—	—	20,000,000	20,000			—	(20,000)	—	—
Sale of common stock	—	—	8,166,667	8,167			—	76,833	—	85,000
Common stock issued for accrued officer compensation	—	—	29,545,455	29,546			—	(29,546)	—	—
Stock based compensation	—	—	—	—			—	810,750	—	810,750
Net loss	—	—	—	—			—	—	(33,441,920)	(33,441,920)
Balance, December 31, 2017	10,000,000	$10,000	2,103,464,006	$2,103,464	—	$—	$—	$30,456,888	$(42,888,104)	$(10,317,752)
Common stock issued for services rendered	—	—	31,000,794	31,000	—	—	—	687,100	—	718,100
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	147,927,794	147,928	—	—	—	12,205,240	—	12,353,168
Additional paid-in capital due to issuance of convertible debt	—	—	—	—	—	—	—	2,010,426	—	2,010,426
Common stock issued in settlement of related party notes payable and accrued compensation	—	—	80,428,246	80,428	—	—	—	723,851	—	804,279
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	122,046,796	122,047	—	—	—	(122,047)	—	—
Common stock issued in settlement of legal case	—	—	57,676,810	57,677	—	—	—	1,643,789		1,701,466
Sale of common stock	—	—	18,693,636	18,694	—	—	—	133,306	—	152,000
Proceeds from common stock subscriptions	—	—	—	—			90,000	—	—	90,000
Stock based compensation	—	—	—	—	—	—	—	450,000	—	450,000
Net income	—	—	—	—	—	—	—	—	(11,095,791)	(11,095,791)
Balance, December 31, 2018	10,000,000	$10,000	2,561,238,082	$2,561,238	—	$—	$90,000	$48,188,552	$(53,983,895)	$(3,134,105)

See the accompanying notes to these audited consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS AUDITED

	Year ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,095,791)	$(33,441,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,341	2,576
Amortization of debt discount	1,146,549	1,042,999
Non cash interest	6,885,654	1,343,933
Bad debt expense	1,559	—
Value of common stock issued for services	737,305	—
Value of vested options issued for services	(245,001)	—
Impairment of investment in joint venture	933,195	2,292,500
Unrealized gain on trading securities	(560,000)	—
(Gain) Loss on change in fair value of derivative liabilities	(1,443,249)	4,329,743
Fair value of liability warrants issued as inducement fee	—	3,407,900
Stock based compensation	—	19,879,333
Notes payable issued in settlement of accrued compensation and expenses incurred	—	599,390
(Gain) loss on settlement of debt	(1,594,933)	(347,221)
Loss on equity investment	90,859	61,298
Changes in operating assets and liabilities:
Accounts receivable	(43,073)	4,262
Inventory	(23,269)	(80,245)
Security deposit	—	(2,500)
Accounts payable	394,004	22,419
Accrued liabilities	99,316	—
Loss contingency	1,676,870	—
Accrued compensation	649,316	(10,210)
Net cash used in operating activities	(2,385,349)	(895,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(682,255)	(1,160,775)
Purchase of property and equipment	(4,203)	(16,144)
Net cash used in investing activities	(686,458)	(1,176,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	2,541,470	1,576,500
Proceeds from issuance of notes payable, related party	218,846	513,507
Proceeds from sale of common stock	421,237	85,000
Net cash provided by financing activities	3,181,553	2,175,007

Net (decrease) increase in cash	109,746	102,345

Cash-beginning of period	249,831	147,486
Cash-end of period	$359,577	$249,831

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

Non cash financing activities:
Common stock issued in settlement of related party notes payable	$804,279	$616,095
Common stock issued in settlement of convertible notes payable	$12,166,976	$84,000
Fair value of liability warrants canceled in settlement of debt	$—	$279,999
Common stock issued in connection with joint venture	$—	$388,500

See the accompanying notes to these audited consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

On May 23, 2018, the Company formed H Smart, LLC in Washington State. On January 21, 2019, the Company converted this entity into a Washington State corporation named H Smart, Inc.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: H Smart, Inc., H Smart, LLC, Hempsmart Limited and MCOA CA, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

DECEMBER 31, 2018

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2018 and 2017, allowance for doubtful accounts was $0 and $0, respectively.

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

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of December 31, 2018 there were no outstanding stock options, while as of December 31, 2017 there were outstanding stock options to purchase 1,000,000,000 shares of common stock, 750,000,000 shares of which were vested. (See Note 10)

Net Loss per Common Share, basic and diluted

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

The computation of basic and diluted income (loss) per share as of December 31, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	2018	2017
Convertible notes payable	137,219,847	—
Options to purchase common stock	1,000,000,000	1,000,000,000
Warrants to purchase common stock	110,846,817	—
Restricted stock units	10,000,000	10,000,000
Total	1,258,066,664	1,010,000,000

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018 and 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short term notes because they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $569,832 and $77,552 for the year ended December 31, 2018 and 2017, respectively, as advertising costs.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2018, and 2017, the Company has not recorded any unrecognized tax benefits.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

DECEMBER 31, 2018

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during year ended December 31, 2018, the Company incurred net losses of $11,095,791 and used cash in operations of $2,385,349. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds in 2018 and 2017 has been from funds generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2018 and beyond as it develops its business model. The Company has stockholders' deficiencies at December 31, 2018 and requires additional financing to fund future operations.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2018 and 2017 is summarized as follows:

	2018	2017
Computer equipment	$15,207	$11,004
Furniture and fixtures	5,140	5,140
Subtotal	20,347	16,144
Less accumulated depreciation	(7,917)	(2,576)
Property and equipment, net	$12,430	$13,568

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $5,341 and $2,576 for the year ended December 31, 2018 and 2017.

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

The Company accounts for its investment in MoneyTrac Technology, Inc. at estimated market fair value using the market price for the publicly traded shares under the ticker symbol “GOHE” as listed on OTC Markets as an indicator of fair market value. As of December 31, 2018 the balance of this investment was $810,000 and was classified as a short-term investment for the period ended December 31, 2018.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

 Benihemp

On June 16, 2017, the Company entered into a Loan Agreement (“Agreement”) with Conveniant Hemp Mart, LLC (“Benihemp”), a limited liability company formed and operating under the laws of the State of Wyoming. Pursuant to the Agreement, Benilhemp executed a promissory note for a principal loan amount of $50,000, accruing interest at the rate of 4% per annum and payable in one year, subject to one-time six- month repayment extension. The Agreement also provided that the Company shall have the option to waive repayment of the note and pay Benihemp an additional $50,000 payment in exchange for a 25% membership interest in Benihemp’s limited liability company. As of December 31, 2018, the balance of this investment reported on the balance sheet for the year ended December 31, 2018 was $0.00 as a result of the investment being deemed fully impaired.

Global Hemp Group JV

On August 31, 2017, the Company entered into a Joint Venture Agreement (“Agreement”) with Global Hemp Group, Inc., a Canadian corporation (“Global Hemp Group”). The Company will assist Global Hemp Group in developing commercial hemp production in New Brunswick, Canada. In the first year of the Agreement, the Company will share the costs of the ongoing hemp trial in New Brunswick; provide its expertise in developing hemp cultivation going forward; and, be granted a right of first refusal as Global Hemp Group’s primary off-taker of any raw materials produced from the project. The Company’s joint venture partner, Global Hemp Group, also partnered with Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick, to assist in conducting research with the hemp trials. The trials are taking place on the Acadian peninsula of New Brunswick, and the initial trials to establish commercial cultivation pursuant to the Agreement are expected to be completed in 2019. The Company’s costs incurred by the Company’s interest was $10,775 and $0 for the years ended December 31, 2018 and 2017 and was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods. As of December 31, 2018 the combined balance of the Covered Bridge (SCIO) investment and related 41389 Farm investment was $408,077 and was classified as a long-term investment for the period ended December 31, 2018. The debt obligation related to this JV was reported as Debt obligation of Joint venture liability with a balance of $289,742 for the year ended December 31, 2018. As of December 31, 2018, the balance of the New Brunswick JV investment reported on the balance sheet for the year ended December 31, 2018 was $0.00 as a result of the investment being deemed fully impaired.

NOTE 5 – ACCOUNTS PAYABLE

During the years ended December 31, 2018 and 2017, the Company settled outstanding payables with vendors and Joint Venture partners. In connection with the settlement, the Company recorded a gain of $1,500,000 and $0 for the years ended December 31, 2018 and 2017, respectively. This was primarily due to the rescission of the GateC Research Joint Venture.

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

NOTE 7 – NOTES PAYABLE, RELATED PARTY

As of December 31, 2018, and 2017, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company. The issued notes are unsecured, due on demand and bear 5% interest for 2018 notes and non-interest bearing for 2017 notes.

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

DECEMBER 31, 2018

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

During the year ended December 31, 2018 and 2017, the Company issued an aggregate of 147,927,794 and 62,721,553 shares of its common stock in settlement of the issued notes payable and accrued interest.

For the years ended December 31, 2018 and 2017, the Company recorded amortization of debt discounts of $732,463 and $585,092, respectively, as a charge to interest expense.

NOTE 8 – CONVERTIBLE NOTE PAYABLE

Convertible notes payable are comprised of the following:

	2018	2017
Convertible note payable-DTTO- due April 30, 2018	$—	$111,111
Convertible note payable-John Fife – last due October 27, 2018	150,959	—
Convertible notes payable-St George-last due June 30, 2019	1,877,889	1,688,920
Total	2,028,848	1,800,031
Less debt discounts	(896,180)	(1,232,620)
Net	1,132,668	567,411
Less current portion	(1,132,668)	(394,555)
Long term portion	$—	$172,856

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

The note was convertible, at any time, into shares of the Company’s common stock at $0.03 per share unless on the day prior to the lender’s request to convert, the closing price is less than $0.05 per share, then the conversion price shall be 60% of the average three lowest days closing prices for 20 trading days prior to the request to convert.

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

The note is convertible, at any time, into shares of the Company’s common stock at $0.0125 per share. As an investment incentive, the Company issued 10,000,000 5year cashless warrants, exercisable at $.025.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Convertible notes payable-St George Investments

Effective July 3, 2017, the Company issued a secured convertible promissory note in aggregate of $752,500 to St George Investments LLC (“St George”). The promissory note bore interest at 10% per annum, was due upon maturity sixteen months after the purchase price date and included an original issue discount (“OID”) of $67,500. In addition, the Company agreed to pay $10,000 for legal, accounting and other transaction costs of the lender. The promissory note was funded in five tranches of $422,500; $27,500; $167,200 and $107,800; net of OID and transaction costs resulting in receiving aggregate net proceeds of $675,000 under this note. As an investment incentive, the Company issued 33,653,846, 5-year warrants, exercisable at $.04 with certain reset provisions.

During the year ended December 31, 2018, $752,500 of principal and $45,902 of accrued interest along with $1,624,933 of derivative liabilities valued as of the respective conversion dates were converted into 53,528,363 shares of common stock. Unamortized discounts of $696,385 were charged to interest expense at the time of conversion.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Effective November 1, 2017, the Company issued a secured convertible promissory note in aggregate of $601,420 to St George Investments LLC (“St George”). The promissory note is bears interest at 10% per annum, is due upon maturity sixteen months after purchase price date and includes an original issue discount (“OID”) of $54,220. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. The promissory note was funded on November 11, 2017 of $542,200; net of OID and transaction costs.

During the year ended December 31, 2018, $183,531 of principal and $66,470 of accrued interest along with $132,708 of derivative liabilities valued as of the respective conversion dates were converted into 27,839,644 shares of common stock.

Effective December 20, 2017, the Company issued a secured convertible promissory note in aggregate of $1,655,000 to St George Investments LLC (“St George”). The promissory note is bears interest at 10% per annum, is due upon maturity sixteen months after purchase price date and includes an original issue discount (“OID”) of $155,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. The promissory note was funded in nine tranches of $300,000; $200,000; $200,000; $400,000; $75,000; $150,000; $85,000; $120,000 and $70,000, resulting in receiving aggregate net proceeds of $1,500,000 under this note.. The Company had received aggregate net proceeds of $300,000 during the year ended December 31, 2017 with the remaining tranches received during the year ended December 31, 2018. As an investment incentive, the Company issued 66,000,000 5 year warrants, exercisable at $.04 with certain reset provisions.

The promissory notes are convertible, at any time at the lender’s option, at $0.04. However, in the event the Company’s market capitalization (as defined) falls below $30,000,000, the conversion rate is 60% of the 3 lowest closing trade prices due the 20 trading days immediately preceding date of conversion, subject to additional adjustments, as defined. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the lender conversion price.

The Company has a right to prepayment of the note, subject to a 20% prepayment premium and is secured by a trust deed of certain assets of the Company.

At the funding dates of the notes, the Company determined the aggregate fair value of $2,842,117 of embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 423.86 to 440.98%, (3) weighted average risk-free interest rate of 1.57% to 2.35%, (4) expected life of .253 to .833 years, and (5) estimated fair value of the Company's common stock from $0.0275 to $0.0441 per share.

The determined fair value of the debt derivatives of $2,842,117 was charged as a debt discount up to the net proceeds of the note with the remainder of $809 and $2,412,545 charged to operations as non-cash interest expense.

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

The determined fair value of the issued warrants was allocated between the debt instrument and warrants based on their relative fair values. The portion of the proceeds allocated to the warrants has been added to the debt discount, included in additional paid in capital and amortized over the life of the debt.

During the year ended December 31, 2018, $855,000 of principal along with $1,223,312 of derivative liabilities valued as of the respective conversion dates were converted into 51,952,093 shares of common stock. Unamortized discounts of $520,443 were charged to interest expense at the time of conversion.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

On November 5, 2018, $250,000 of principal and accrued interest was assigned to John Fife as an individual with all the terms and conditions of the original note issued to St George. The Company determined the aggregate fair value of the embedded derivatives at $260,233. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 418.01%, (3) weighted average risk-free interest rate of 2.20%, (4) expected life of .083 years, and (5) estimated fair value of the Company's common stock of $0.0204 per share. The determined fair value of the debt derivatives was charged as a debt discount up to the net proceeds of the note with the remaining $10,233 charged to operations as interest expense during the year ended December 31, 2018.

On November 20, 2018, $99,041 of principal and $959 of accrued interest along with $125,625 of derivative liabilities valued as of the respective conversion date were converted into 8,576,329 shares of common stock. Unamortized discounts of $99,041 were charged to interest expense at the time of conversion.

Effective August 28, 2018, the Company issued a secured convertible promissory note in aggregate of $1,105,000 to St George Investments LLC (“St George”). The promissory note is bears interest at 10% per annum, is due upon maturity ten months after purchase price date and includes an original issue discount (“OID”) of $100,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the year ended December 31, 2018, the promissory note was funded in seven tranches of $60,000; $71,000; $15,000; $75,000; $200,000; $200,000; and $200,000, resulting in receiving aggregate net proceeds of $825,000 under this note. As an investment incentive, the Company issued 45,000,000 5 year warrants, exercisable at $.04 with certain reset provisions.

The promissory note is convertible, at any time at the lender’s option, at $0.04. However, in the event the Company’s market capitalization (as defined) falls below $30,000,000, the conversion rate is 60% of the 3 lowest closing trade prices due the 20 trading days immediately preceding date of conversion, subject to additional adjustments, as defined. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the lender conversion price.

The Company has a right to prepayment of the note, subject to a 15% prepayment premium and is secured by a trust deed of certain assets of the Company.

Additionally, at the date of issuance, the Company determined the aggregate fair value of $1,588,493 of the issued warrants. The fair value of the warrants were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 422.68%, (3) weighted average risk-free interest rate of 2.75%, (4) expected life of 5.00 years, and (5) estimated fair value of the Company's common stock of $0.0353 per share.

The determined fair value of the issued warrants was allocated between the debt instrument and warrants based on their relative fair values. The portion of the proceeds allocated to the warrants has been added to the debt discount, included in additional paid in capital and amortized over the life of the debt.

At the funding dates of the notes, the Company determined an aggregate fair value of $1,716,396 of the embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 422.68%, (3) weighted average risk-free interest rate of 2.31%, (4) expected life of .833 years, and (5) estimated fair value of the Company's common stock from $.0353 per share.

The determined fair value of the debt derivatives was charged as a debt discount up to the net proceeds of the note with the remaining $1,716,396 charged to operations as interest expense during the year ended December 31, 2018.

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

At December 31, 2018, the Company determined the aggregate fair values of $2,256,631 of embedded derivatives. The fair values were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 112.98% to 113.09%, (3) weighted average risk-free interest rate of 2.44% to 2.56%, (4) expected life of 0.083 to 0.500 years, and (5) estimated fair value of the Company's common stock from $0.0203 per share.

For the year ended December 31, 2018, the Company recorded a gain on the change in fair value of derivative liabilities of $1,443,249 and a loss on the change in the fair value of derivative liabilities of $4,329,743 for the year ended December 31, 2017. For the years ended December 31, 2018 and 2017, the Company recorded amortization of debt discounts of $1,146,549 and $1,042,999, respectively, as a charge to interest expense, respectively.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 9 – DERIVATIVE LIABILITIES

As described in Notes 7 and 8, the Company issued convertible notes and warrants that contained conversion features and a reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

NOTE 10 – STOCKHOLDERS’ DEFICIT

 Preferred stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock as of December 31, 2018 and December 31, 2017. As of December 31, 2018 and 2017, the Company has designated and issued 10,000,000 shares of Class A Preferred Stock.

Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

Common stock

The Company is authorized to issue 5,000,000,000 shares of $0.001 par value common stock as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, the Company had 2,561,238,082 and 2,103,464,006, respectively, common shares issued and outstanding.

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

During the year ended December 31, 2017, the Company issued an aggregate of 62,721,553 shares of its common stock in settlement of $614,346 related party notes payable and accrued interest.

During the year ended December 31, 2017, the Company issued 3,000,000 shares of its common stock in part settlement of $140,000 convertible notes payable, accrued interest and penalties.

During the year ended December 31, 2018, the Company issued an aggregate of 31,000,794 shares of its common stock for services rendered with an estimated fair value of $718,099.

During the year ended December 31, 2018, the Company sold an aggregate of 18,693,636 shares of its common stock for net proceeds of $152,000.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

During the year ended December 31, 2018, the Company issued an aggregate of 80,428,246 shares of its common stock in settlement of $804,279 related party notes payable and accrued interest.

During the year ended December 31, 2018, the Company issued 147,927,794 shares of its common stock in part settlement of $5,466,333 convertible notes payable, accrued interest and penalties.

During the year ended December 31, 2018, the Company issued 57,676,810 shares of its common stock in settlement of a legal case at a cost of $1,701,466.

During the year ended December 31, 2018, the company issued 122,046,796 shares of its common stock in exchange for exercise of warrants on a cashless basis.

During the year ended December 31, 2018, the company received proceeds from common stock subscriptions for $90,000.

Options

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Binomial Option Pricing Model with a volatility figure derived from using the Company’s historical stock prices. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla" options, as defined in the accounting standards codification.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The following table summarizes the stock option activity for the years ended December 31, 2018 and 2017:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,000,000,000	$0.005	8.76	$15,400,000
Granted	-
Forfeitures or expirations	-
Outstanding at December 31, 2017	1,000,000,000	$0.005	7.76	$15,400,000
Granted	-
Forfeitures or expirations	-
Outstanding at December 31, 2018	1,000,000,000	$0.005	6.76	15,400,000
Exercisable at December 31, 2018	1,000,000,000	$0.005	6.76	$15,400,000

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0203 as of December 31, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at December 31, 2018:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.0005	1,000,000,000	6.76	1,000,000,000

The stock-based compensation expense related to option grants was $450,000 and $600,000 during the year ended December 31, 2018 and 2017, respectively.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Warrants

The following table summarizes the stock warrant activity for the two years ended December 31, 2018:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	-	$-		$-
Granted	109,653,846	0.039	5.00	-
Forfeitures or expirations	(10,000,000)
Outstanding at December 31, 2017	-
Granted	50,846,817	0.037	4.67	52,000
Exercised	(39,633,846)	0.040	4.26
Forfeitures or expirations	-	-
Outstanding at December 31, 2018	110,846,817	$0.039	4.18	$52,000
Exercisable at December 31, 2018	110,846,817	$0.039	4.18	$52,000

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0203 as of December 31, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to warrants at December 31, 2017:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.04	99,653,846	4.18	99,953,846

In connection with the issuance of convertible notes payable, the Company issued an aggregate of 109,653,846 warrants to purchase the Company’s common stock from $0.025 to $0.04, vesting immediately and expiring 5 years from the date of issuance. (See Note 8)

Restricted Stock Units (“RSU”)

The following table summarizes the restricted stock activity for the nine months ended December 31, 2018:

Restricted shares units issued as of January 1, 2017	10,000,000
Granted	—
Forfeited	—
Total Restricted Shares Issued at December 31, 2017	10,000,000
Granted	—
Forfeited	—
Total Restricted Shares Issued at December 31, 2018	10,000,000
Vested at December 31, 2018	10,000,000
Unvested restricted shares as of December 31, 2018	10,000,000

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

As of December 31, 2018 and 2017, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of December 31, 2018 and 2017, the Company did not have any derivative instruments that were designated as hedges.

The combined derivative and warrant liability as of December 31, 2018 and 2017, in the amounts of $2,256,631 and $7,793,732, respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the two years ended December 31, 2018:

	Warrant Liability	Debt Derivative
Balance, January 1, 2017	$—	$—
Initial fair value of debt derivative at note issuance	—	3,383,913
Initial fair value of warrant liability at issuance	3,407,900
Mark-to-market at December 31, 2017	2,731,734	1,073,729
Transfers out of Level 3 upon conversion or payoff of notes payable	(279,999)	(1,826,267)
Balance, December 31, 2017	$5,859,635	$2,631,375
Total (gains) losses
Initial fair value of debt derivative at note issuance	—	4,403,740
Mark-to-market at December 31, 2018:	—	(1,333,636)
Transfers out of Level 3 upon conversion or payoff of notes payable or cancellation of warrant	(5,859,635)	(3,368,855)
Balance, December 31, 2018	$—	$2,332,624
Net gain for the period included in earnings relating to the liabilities held during the period ended December 31, 2018	$—	$1,333,636

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended December 31, 2018, the Company’s stock price increased significantly from initial valuations. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

As described in Notes 7 and 8, the Company issued convertible notes and warrants that contained conversion features and a reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

NOTE 12 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related and working capital purposes. As of December 31, 2018, and 2017, there were no related party advances outstanding.

As of December 31, 2018, and 2017, accrued compensation due officers and executives included as accrued compensation was $454,316 and $0, respectively.

In 2017 and 2016, the Company issued for accrued compensation and subsequently converted to common stock an aggregate of $195,000 and $357,500 notes payable.

In 2016, the Company issued for incurred expenses and subsequently converted to common stock an aggregate of $93,142 convertible notes payable. In connection with the settlement, the Company incurred a $59,272 loss on settlement of debt

At December 31, 2018 and 2017, there were an aggregate of $287,140 and $542,573, respectively, notes payable due to officers. The notes are at 5% per annum and non-interest bearing, respectively, and are due on demand.

On August 31, 2017, the Company entered into a joint venture agreement with Global Hemp Group, Inc., a Canadian corporation. The Company’s Director, Charles Larsen, is the President, Director and shareholder of Global Hemp Group, Inc. The Company’s Director, President and Chief Executive Officer, Donald Steinberg, is a shareholder of Global Hemp Group, Inc.

For the years ended December 31, 2018 and 2017, the Company had sales to related parties of $11,683 and $0, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Employment contracts

Effective January 1, 2016, the Company entered into employment contracts with Donald Steinberg (Chief Executive Officer), Charles Larsen (Director), respectively. Effective September 1, 2018, engaged Jesus Quintero (Chief Financial Officer) for annual compensation of $36,000. The contracts are for a one year term with automatic renewal. For each fiscal year, the officers are eligible to receive an annual bonus based on the sole and absolute discretion of the board of directors. In addition, during the employment term, the officers are eligible to participate in the Marijuana Company of America, Inc. Equity Incentive Plan, as determined by the board of board of directors and any fringe benefits and perquisites consistent with the practices of the Company and to the extent the Company provides similar benefits or perquisites (or both) to similarly situated executives of the Company during employment term.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Operating lease

On June 16, 2017, the Company entered into a lease agreement, whereby the Company leased for office space in Escondido, California, commencing July 1, 2017 and expiring on June 30, 2019 at a base monthly lease rate of $1,974 per month.

Future minimum lease payments under these three agreements are as follows:

Year Ending December 31,
2018	$21,986
2019	11,843
$33,829

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 14 – INCOME TAXES

At December 31, 2018, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $53,983,895, expiring in the year 2038, that may be used to offset future taxable income, but could be limited under Section 382. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

The Company’s deferred taxes as of December 31, 2018 and 2017 consist of the following:

	2018	2017
Non-Current deferred tax asset:
Net operating loss carry-forwards	$53,983,895	$41,560,772
Valuation allowance	(53,983,895)	(41,560,772)
Net non-current deferred tax asset	$—	$—

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 15 – SUBSEQUENT EVENTS

On February 27, 2019, Charles Larsen resigned as a director of the Company.

On February 27, 2019, Donald Steinberg and Charles Larsen canceled all stock options previously issued to them by the Company.

On March 18, 2019, we entered into a letter of intent with Natural Plant Extraction, Inc., a California corporation (“Natural Plant”). Pending completion of a material definitive agreement, the letter of intent provides that we will enter into a joint venture with Northern Lights Distribution, LLC, a California limited liability company (“Northern Lights”) and wholly owned subsidiary of Natural Plant. The joint venture will be incorporated in California under the name “Viva Buds,” whose business will include the utilization of Northern Lights California cannabis licenses to produce and deliver cannabis products in California under the brand name “Viva Buds.” The terms of the letter of intent provide that profits from the Viva Buds project would be split evenly between us and Northern Lights. Northern Lights agreed to provide management services regarding delivery and fulfillment of products, and contribute product and inventory. We agreed to provide marketing services and front end client relationship services using our affiliate marketing system and support staff.

Separately, Natural Plant agreed to sell us a 20% ownership in Natural Plant in exchange for two million dollars and one million shares of our restricted common stock. Once completed, approved and executed, the material definitive agreement between us and Natural Plant and Northern Lights, including the final material terms and conditions, will reported and disclosed on Form 8-K. The letter of intent is not intended to be legally binding on us or Natural Plant or Northern Lights, and is expressly subject to the negotiation, execution and delivery of the material definitive agreement and the satisfaction of the terms and conditions set out therein.

On March 19, 2019, we launched our sales efforts for our hempSMART™ products in the United Kingdom (“UK”) through our affiliate marketing program. The UK’s Medicines and Healthcare Products Regulatory Agency (MHRA), regulates wellness products containing CBD derived from hemp and generally prohibits the sale of such products in the UK with a THC content greater that 0.2 percent. Based on our latest laboratory results, our hempSMART™ products contain less than 0.2 percent THC and are actually closer to 0 percent.

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

As of December 31, 2018, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

30

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director nominee, as of December 31, 2018.

Name	Principal Occupation	Age	Director Since
Donald Steinberg	Director, Chairman of the Board, Principal Executive Officer	69	2015
Charles Larsen(1)	Director	60	2015
Robert Coale	Director	58	2018

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

Robert Coale, Director. Mr. Coale is the President of CFS Capital Group, Inc., a firm focused on business consulting, private equity investments, financial and strategic joint venture facilitation, including telecommunications, banking, fund raising, non-profit, retirement, entertainment, licensing, gateway interface/merchant processing, real estate development, and strategic planning. Mr. Coale holds a Master’s in Business Administration, with an emphasis on International Marketing and Strategic Planning from Pepperdine University awarded in 1992; a Bachelors of Science with an emphasis in Finance from the University of Southern California awarded in 1982, and is currently a member of the Advisory Board to Everlert, Inc. (OTC: EVLI).

(1) Charles Larsen resigned as a director on February 27, 2019.

31

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer, chief development officer, chief operating officer and chief technology officer. The following table sets forth information regarding our executive officers as of December 31, 2018.

Name	Principal Occupation	Age	Officer Since
Donald Steinberg	Principal Executive Officer	69	2015
Jesus Quintero	Chief Financial Officer	57	2018

Mr. Steinberg’s biographical summary is included under “Our Board of Directors.”

Jesus Quintero, Chief Financial Officer; From January, 2013 to September, 2014, Mr. Quintero served as the Chief Financial Officer of Brazil Interactive Media, Inc. Mr. Quintero is the current CFO for Mass Roots Inc. (OTC: MSRT ). From 2011 to the present, Mr. Quintero has served as a financial consultant to several multi-million dollar businesses in South Florida. Mr. Quintero also currently serves as an independent member of the Board of Directors of Cannabis Strategic Ventures Inc. (OTC: NUGS). He has extensive experience in public company reporting and SEC/SOX compliance, and held senior finance positions with Avnet, Inc. (NYSE: AVT), Latin Node, Inc., Globetel Communications Corp. (AMEX: GTE) and Telefonica of Spain. His prior experience also includes tenure with Price Waterhouse and Deloitte & Touche. Mr. Quintero earned a B.S. in Accounting from St. John’s University and is a certified public accountant.

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

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, Donald Steinberg filed Form 4 late for twenty-three transactions and Charles Larsen filed Form 4 late for five transactions. Otherwise, we believe that all filing requirements applicable to our other executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2018 were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Donald Steinberg,	2018	360,000		—	—	—	360,000
Principal	2017	180,000	5,676,000	—	—	—	5,676,000
Executive Officer	2016	180,000	—	789,000	—	—	969,000

Robert Hymers, III	2018	82,500	—	210,000	—	—	292,500
Chief Financial Officer(1)	2017	90,000	—	4,326,000	—	—	4,416,500
	2016	90,000		394,500			484,500

Jesus Quintero	2018	9,000	—	8,700	—	—	17,700
Chief Financial Officer(2)	2017	—	—	—	—	—	—
	2016	—	—	—	—	—	—

(1) Robert Hymers resigned as director and Chief Financial Officer on June 18, 2018.

(2) The Company appointed Jesus Quintero Chief Financial Officer on August 31, 2018.

32

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Outstanding Equity Awards at December 31, 2018

As of December 31, 2018, no stock-based compensation awards to any of our named executive officers were outstanding.

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2018 by each individual who served as a non-employee director at any time during the fiscal year:

2018 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Donald Steinberg	360,000	—	360,000
Charles Larsen	240,000	—	240,000
Robert Coale	4,000	27,000	31,000
Robert L. Hymers, III	82,500	210,000	292,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2018 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent(3)
Named Executive Officers and Directors:
Donald Steinberg	499,170,239	19.49
Jesus Quintero	250,000	*
Charles Larsen	373,113,793	14.57
Robert Coale	1,000,000	*
All executive officers and directors as a group (4 persons)	873,534,032	33.50

*Denotes less than 1%

(1)

 Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.
(3)	Calculated on the basis of 2,603,326,816 shares of common stock outstanding as of December 31, 2018, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after December 31, 2018.
33

The following table sets forth information known to us regarding the beneficial ownership of our Class “A” preferred common stock as of December 31, 2018.

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

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders	1,000,000,000	(4)	$0.0005	—
Total	1,000,000,000		$0.0005	—

(1)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above.
(2)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above. Restricted shares subject to forfeiture have a weighted average exercise price of $0.00.
(3)	The Company equity compensation grants to date have been approved on a grant-by-grant basis, as opposed to under an umbrella equity compensation plan establishing a total number of grants available.

(4)	On February 27, 2019, Donald Steinberg and Charles Larsen cancelled their respective options totaling in the aggregard 1,000,000,000 options.
34

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to Item 404(d) of Reg. SK, we have entered into the following related party transactions for the fiscal year ended December 31, 2018:

On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group, Inc., a Canadian corporation, in a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada. The joint venture agreement required us to pay for one-half of the phase 1 costs of the project, which amounted to $13,500. We expect that we will make subsequent contributions to the project, as it moves into succeeding phases. Our Director Charles Larsen is a Director and control person of Global Hemp Group. Additionally, our Director and Officer Donald Steinberg, is a stockholder owning less than 10% of equity in Global Hemp Group, Inc.

As of December 31, 2018, our Director and Officer Donald Steinberg, loaned the Company $158,140, together with accrued interest of 5% per annum, as provided in a fixed promissory note due and payable by December 31, 2019.

As of December 31, 2018, our Director Charles Larsen, loaned the Company $82,000, together with accrued interest of 5% per annum, as provided in a fixed promissory note due and payable by December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal year ended December 31, 2018 by L&L CPAs, LP:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit Fees(1)	$38,384	$16,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$38,384	$16,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by L&L CPAs, LP in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.
(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”
(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.
(4)	All other fees consist of fees for products and services other than the services reported above.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Statements

(a)(2) Financial Statement Schedules

None.

35

(a)(3) Exhibits

Exhibit No	Exhibit Title	Filed Herewith	Form	Filing Date
3(i)	Articles of Incorporation		1012g	5/23/2017
3(ii)	By-Laws		1012g	5/23/2017
3(iii)	Amendment to Articles – February 2009		1012g	5/23/2017
3(iv)	Amendment to Articles – July 2013		1012g	5/23/2017
3(v)	Amendment to Articles – August 2015		1012g	5/23/2017
3(vi)	Amendment to Articles – September 2015		1012g	5/23/2017
10(i)	Material Contract – Bougainville Ventures, Inc. Joint Venture		1012g	5/23/2017
10(ii)	Material Contract – GateC Research, Inc. Joint Venture		1012g	5/23/2017
10(iii)	Material Contract – MultiSoft Corporation		1012g	5/23/2017
10(iv)	Material Contract – CBD Global		1012g A-2	9/12/2017
10(v)	Material Contract – Office Lease		1012g A-2	9/12/2017
10(vi)	Material Contract – Executive Employment Agreement - Larsen		1012g A-2	9/12/2017
10(vii)	Material Contract – Executive Employment Agreement - Hymers		1012g A-2	9/12/2017
10(viii)	Material Contract – Executive Employment Agreement - Steinberg		1012g A-2	9/12/2017
10(ix)	Material Contract – St. George Investments, LLC Convertible Promissory Note		10Q 6/30/17	8/21/2017
10(x)	Material Contract – St. George Investments, LLC Forbearance Agreement		10Q 6/30/17	8/21/2017
10(xi)	Material Contract – St. George Investments, LLC Securities Purchase Agreement		8K; 11/1/17	11/6/2017
10(xii)	Material Contract – St. George Investments, LLC Secured Convertible Promissory Note		8-K 11/1/17	11/6/2017
10(xiii)	Material Contract – St. George Investments, LLC Warrant to Purchase Shares of Common Stock		8-K 11/1/17	11/6/2017
10(xiv)	Material Contract – Tangiers Global, LLC Investment Agreement		10Q 6-30-17	8/21/2017
10(xv)	Material Contract – Tangiers Global, LLC Registration Rights Agreement		10Q 6-30-17	8/21/2017
10(xvi)	Material Contract – Tangiers Global, LLC Convertible Promissory Notes		10Q 6-30-17	8/21/2017
10(xvii)	Material Contract – St. George Investments, LLC Convertible Promissory Note.		10Q 6-30-17	8/21/2017
10(xviii)	Material Contract – Amendment to Bougainville Ventures Joint Venture Agreement		8-K 11-6-17	11/8/2017
10(xiv)	Material Contract – Conveniant Hemp Mart, LLC Interest Option Agreement		8-K 11-20-17	11/27/2017
10(xx)	Material Contract – Settlement Agreement and Mutual Release of All Claims – Tangiers Global, LLC		10-Q-A 9-30-17	12/11/2017
10(xxi)	Material Contract – Summary of Oral Extension Agreement for Funding GateC Research, Inc.		10-K 12-31-17	4/17/2018
10(xxii)	Material Contract – Rescission and Mutual Release Agreement with GateC Research, Inc.		8-K 3-19-18	3/20/2018
10(xxiii)	Material Contract – Global Hemp Group, Inc. Joint Venture Agreement		10K 12-31-17	4/17/2018
10(xxiv)	Material Contract – Stock Purchase Agreement, MoneyTrac Technology, Inc.		10K 12-31-17	4/17/2018
21	Subsidiaries of Registrant		1012g	5/23/2017
99(i)	Equity Incentive Plan		1012g A-2	9/12/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

* In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

36

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2019	MARIJUANA COMPANY OF AMERICA, INC.
	By:	/S/ Donald Steinberg Donald Steinberg Principal Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Donald Steinberg, Jesus Quintero and Robert Coale and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ Donald Steinberg	Principal Executive Officer	April 15, 2019
Donald Steinberg

/S/ Jesus M. Quintero	Principal Financial Officer	April 15, 2019
Jesus M Quintero

/S/ Robert Coale	Director	April 15, 2019
Robert Coale

37