Form 10-Q
period 2019-03-31
Marijuana Co of America, Inc.
filed 2019-05-20
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 20, 2019, there were 2,810,345,150 shares of registrant’s common stock outstanding.

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets as of March 31, 2019 (unaudited) and December 31, 2018 (audited)	3

		Condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (unaudited)	4

		Condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2019 and 2018(unaudited)	5

		Condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 (unaudited)	7

		Notes to condensed consolidated financial statements (unaudited)	8-23

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-31
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	32
	ITEM 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	33
	ITEM 1A.	Risk Factors	33-43
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
	ITEM 3.	Defaults Upon Senior Securities	46
	ITEM 4.	Mine Safety Disclosures	46
	ITEM 5.	Other Information	46
	ITEM 6.	Exhibits	47

	SIGNATURES		43

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current assets:
Cash	$509,462	$359,577
Short-term Investments	675,000	810,000
Accounts receivable, net	77,494	46,376
Inventory	231,666	186,989
Other current assets	156,424	93,833
Total current assets	1,650,046	1,496,775

Property and equipment, net	13,066	12,430

Other assets:
Investments	477,576	408,077
Security deposit	2,500	2,500

Total assets	$2,143,188	$1,919,782

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$433,450	$416,444
Accrued compensation	442,659	454,316
Accrued liabilities	187,991	216,946
Debt obligation of Joint venture	128,522	289,742
Notes payable, related party	396,781	287,140
Convertible notes payable, net of debt discount of $1,391,618 and $896,180, respectively	1,536,271	1,132,688
Derivative liability	4,961,666	2,256,631
Total current liabilities	8,087,340	5,053,887

Total liabilities	8,087,340	5,053,887

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	10,000	10,000
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 2,687,790,776 and 2,561,238,082 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2,687,791	2,561,238
Common stock subscriptions	—	90,000
Additional paid in capital	49,574,330	48,188,522
Accumulated deficit	(58,216,272)	(53,983,895)
Total stockholders' deficit	(5,944,151)	(3,134,105)

Total liabilities and stockholders' deficit	$2,143,188	$1,919,782

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended March 31,
	2019	2018
REVENUES:
Sales	$113,271	$19,010
Related party sales	1,539	—
Total Revenues	114,810	19,010
Cost of sales	39,878	10,446

Gross Profit	74,932	8,564

OPERATING EXPENSES:
Selling, general and administrative expenses	987,341	301,479
Depreciation	1,696	1,393
Total operating expenses	989,037	302,872

Net loss from operations	(914,105)	(294,308)

OTHER INCOME (EXPENSES):
Interest expense, net	(436,282)	(730,746)
Impairment of Joint Ventures	(12,000)	—
Loss on equity investment	(47,541)	(37,673)
(Loss) Gain on change in fair value of derivative liabilities	(2,687,449)	5,056,686
Unrealized Loss on trading securities	(135,000)	—
Gain on settlement of debt	—	156,389
Total other income (expense)	(3,318,272)	4,445,106

(Loss) income before income taxes	(4,232,377)	4,150,798

Income taxes (benefit)	—	—

NET INCOME (LOSS)	$(4,232,377)	$4,150,798

Income (loss) per common share, basic	$(0.002)	$0.002

Weighted average number of common shares outstanding, basic and diluted	2,326,751,396	2,122,103,506

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2019

	Class A Preferred Stock		Common Stock		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2018 audited	10,000,000	$10,000	2,561,238,082	$2,561,238	$90,000	$48,1488,552	$(53,983,895)	$(3,134,105)
Common stock issued for services rendered	—	—	8,500,000	8,500	—	143,350	—	153,850
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	54,819,089	54,820	—	581,892	—	636,712
Additional paid-in capital due to issuance of convertible debt	—	—	—	—	—	462,714	—	462,714
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	39,333,332	39,333	(40,000)	40,667	—	40,000
Sales of common stock	—	—	23,900,273	23,900	(50,000)	155,155	—	129,055
Net Income (Loss)	—	—	—	—	—	—	(4,232,377)	(4,232,377)
Balance, March 31, 2019 (unaudited)	10,000,000	$10,000	2,687,790,776	$2,687,791	—	$49,574,330	$(58,216,272)	$(5,944,151)

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

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,232,377)	$4,150,799
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,696	1,393
Amortization of debt discount	495,438	502,682
Non cash interest	436,282	187,861
Unrealized Loss on trading securities	135,000	—
Loss (Gain) on change in fair value of derivative liabilities	2,687,449	(5,056,686)
Impairment of investment in BV joint venture	12,000	—
Stock based compensation	254,200	(312,400)
Gain on settlement of debt	—	(156,839)
Loss on equity investment	47,541	37,673
Changes in operating assets and liabilities:
Accounts receivable	(31,118)	1,149
Inventory	(44,677)	65,210
Other current assets	(62,591)	—
Accounts payable	69,278	17,329
Accrued liabilities	36,438	—
Accrued Compensation	(11,657)	195,000
Net cash used in operating activities	(207,098)	(497,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(290,260)	—
Purchase of property and equipment	(2,332)	(4,202)
Net cash used in investing activities	(292,592)	(4,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	649,575	400,000
Proceeds from issuance of notes payable, related party	—	21,706
Proceeds from sale of common stock	—	—
Net cash provided by financing activities	649,575	421,706

Net increase (decrease) in cash	149,885	(79,746)

Cash-beginning of period	359,577	249,831
Cash-end of period	$509,462	$170,085

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

Non cash financing activities:
Common stock issued in settlement of convertible notes payable	$462,714	$382,652

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

 The condensed balance sheet as of December 31, 2018 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during three months ended March 31, 2019, the Company incurred net losses from operations of $4,232,377 and used cash in operations of $207,098. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds for the three months ended March 31, 2019 has been from revenue generated from proceeds from the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2019 and beyond as it develops its business model. The Company has stockholders' deficiencies at March 31, 2019 and requires additional financing to fund future operations.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2019, and December 31, 2018, allowance for doubtful accounts was $0 and $0, respectively.

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

As of March 31, 2019, and 2018, respectively, common stock equivalents relating to convertible debt, warrants and options were not included in the denominators of the diluted earnings per share as their effect would be anti-dilutive.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019 and December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short term notes because they are short term in nature.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $141,339 and $55,745 for the three months ended March 31, 2019 and 2018, respectively, as advertising costs.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2019, and 2018, the Company has not recorded any unrecognized tax benefits.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). Under ASU No. 2016-2, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU No. 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, The Company adopted this standard on January 1, 2019 using the modified retrospective method. The new standard provides a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs; and all of the new standard’s available transition practical expedients.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2019 and December 31, 2018 is summarized as follows:

	March 31, 2019	December 31, 2018
Computer equipment	$17,438	$15,207
Furniture and fixtures	5,140	5,140
Subtotal	22,578	20,347
Less accumulated depreciation	(9,512)	(7,917)
Property and equipment, net	$13,066	$12,430

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $1,696 and $1,393 for the three months ended March 31, 2019 and 2018, respectively.

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

The Company accounts for its investment in MoneyTrac Technology, Inc. at estimated market fair value using the market price for the publicly traded shares under the ticker symbol “GOHE” as listed on OTC Markets as an indicator of fair market value. As of March 31, 2019, and December 31, 2018, the balance of this investment was 675,000 and $810,000, respectively and was classified as a short-term investment as of for both periods.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Global Hemp Group JV

 On August 31, 2017, the Company entered into a Joint Venture Agreement (“Agreement”) with Global Hemp Group, Inc., a Canadian corporation (“Global Hemp Group”). The Company will assist Global Hemp Group in developing commercial hemp production in New Brunswick, Canada. In the first year of the Agreement, the Company will share the costs of the ongoing hemp trial in New Brunswick; provide its expertise in developing hemp cultivation going forward; and, be granted a right of first refusal as Global Hemp Group’s primary off-taker of any raw materials produced from the project. The Company’s joint venture partner, Global Hemp Group, also partnered with Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick, to assist in conducting research with the hemp trials. The trials are taking place on the Acadian peninsula of New Brunswick, and the initial trials to establish commercial cultivation pursuant to the Agreement are expected to be completed during 2019.

Global Hemp Group Joint Venture/Scio Oregon Hemp Project

On May 8, 2018, the Company, Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation entered into a Joint Venture Agreement. The purpose of the joint venture is to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture is in the development stage. On May 30, 2018, the joint venture purchased TTO’s 15% interest in the joint venture for $30,000. The Company and Global Hemp Group, Inc. now have an equal 50-50 interest in the joint venture. The joint venture agreement commits the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company has complied with its payments. The 2018 crop of hemp grown on the joint venture’s real property consisted of 33 acres of high yielding CBD hemp grown in an orchard style cultivation on the property. The 2018 harvest consisted of approximately 37,000 high yielding CBD hemp plants producing 24 tons of biomass that produced 48,000 pounds of dried biomass. The joint venture partners prepared processing samples ranging in size from 100 lbs. to 2,000 lbs. for sample offers to extraction companies. The biomass is being processed into CBD crude oil with the option to refine it further into isolate, or full spectrum oil, in order to increase its value on the market. Results from the current extraction test batches are expected to be received by May 2019 and will serve as a basis for the final terms of the sale of the biomass by the Partners.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 6 – NOTES PAYABLE, RELATED PARTY

As of March 31, 2019, and December 31, 2018, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company. The issued notes are unsecured, due on demand and bear 5% interest.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

Convertible notes payable are comprised of the following:

	March 31, 2019	December 31, 2018
Convertible note payable-John Fife, last due October 27, 2018	$—	$150,959
Convertible notes payable-St George-last due January 24, 2020	2,927,889	1,877,890
Total	2,927,889	2,028,849
Less debt discounts	(1,391,618)	(896,180)
Net	1,536,271	1,132,669
Less current portion	1,536,271	(1,132,669)
Long term portion	$—	$—

Convertible notes payable-St George Investments

Effective November 1, 2017, the Company issued a secured convertible promissory note in aggregate amount of $601,420 to St George Investments LLC (“St George”). The promissory note bears interest at 10% per annum, is due upon maturity sixteen months after the purchase price date and includes an original issue discount (“OID”) of $59,220. The promissory note was funded on November 11, 2017 of $542,200; net of OID and transaction costs. As of March 31, 2019, the Company owed $417,890 on this convertible promissory note.

Effective December 20, 2017, the Company issued a secured convertible promissory note in aggregate of $1,655,000 to St George Investments LLC (“St George”). The promissory note bears interest at 10% per annum, is due upon maturity sixteen months after purchase price date and includes an original issue discount (“OID”) of $155,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. The promissory note was funded in nine tranches of $300,000; $200,000; $200,000; $400,000; $75,000; $150,000; $85,000; $120,000 and $70,000, resulting in receiving aggregate net proceeds of $1,500,000. The Company had received aggregate net proceeds of $300,000 during the year ended December 31, 2017 with the remaining tranches received during the year ended December 31, 2018. As an investment incentive, the Company issued 66,000,000 5 year warrants, exercisable at $.04 with certain reset provisions.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

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

During the three months ended March 31, 2019, $220,000 of principal along with $100,336 of derivative liabilities valued as of the respective conversion dates were converted into 31,151,515 shares of common stock.

On November 5, 2018, $250,000 of principal and accrued interest was assigned to John Fife as an individual with all the terms and conditions of the original note issued to St George. On March 21, 2019, $150,959 of principal and $4,963 of accrued interest along with $160,454 of derivative liabilities valued as of the respective conversion date were converted into 23,667,574 shares of common stock.

Effective August 28, 2018, the Company issued a secured convertible promissory note in aggregate of $1,105,000 to St George Investments LLC (“St George”). The promissory note bears interest at 10% per annum, is due upon maturity ten months after purchase price date and includes an original issue discount (“OID”) of $100,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the year ended December 31, 2018, the promissory note was funded in seven tranches totaling aggregate net proceeds of $825,000. As an investment incentive, the Company issued 45,000,000 5 year warrants, exercisable at $.04 with certain reset provisions.

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

During the three months ended March 31, 2019, an additional $135,000 was funded under this note for net proceeds of $125,000. The aggregate fair value of $1,588,493 of the issued warrants was allocated to this funding based on the funding’s percentage of the $1,105,000 face value. The determined fair value of warrants issued was then allocated between the debt instrument and warrants based on their relative fair values. The portion of the proceeds allocated to the warrants has been added to the debt discount, included in additional paid in capital and amortized over the life of the debt.

At the funding date of the eight tranche of this note, the Company determined an aggregate fair value of the embedded derivatives on the total outstanding balance of this note of $1,180,646. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 112.4%, (3) weighted average risk-free interest rate of 2.54%, (4) expected life of .481 years, and (5) estimated fair value of the Company's common stock from $.018 per share. The determined aggregate fair value of the debt derivatives was adjusted with a $36,343 reduction of interest expense during the three months ending March 31, 2019.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Effective January 29, 2019, the Company issued a secured convertible promissory note in aggregate of $2,205,000 to St George Investments LLC (“St George”). The promissory note bears interest at 10% per annum, is due upon maturity ten months after the purchase price date and includes an original issue discount (“OID”) of $200,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the three months ended March 31, 2019, the promissory note was funded in three tranches totaling $555,000 resulting in receiving aggregate net proceeds of $500,000 under this note. The net proceeds received consisted of $393,780 in cash and $161,220 in payments on behalf of the Company. As an investment incentive, the Company issued 90,000,000 5 year warrants, exercisable at $.04 with certain reset provisions.

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

Additionally, at the date of issuance, the Company determined the aggregate fair value of the issued warrants at $999,838. The fair value of the warrants were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 109.63%, (3) weighted average risk-free interest rate of 2.55%, (4) expected life of 5.00 years, and (5) estimated fair value of the Company's common stock of $0.0162 per share. The aggregate fair value of the issued warrants is allocated to each funding based on the funding’s percentage of the aggregate warrant face value. The determined fair value of warrants issued was then allocated between the debt instrument and warrants based on their relative fair values. The portion of the proceeds allocated to the warrants has been added to the debt discount, included in additional paid in capital and amortized over the life of the debt. During the three months ended March 31, 2019, the portion of proceeds allocated to warrants totaled $167,225.

At the funding dates of the notes, the Company determined an aggregate fair value of $44,898 of the embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 107.91% to 109.79%, (3) weighted average risk-free interest rate of 2.31% to 2.50%, (4) expected life of .750 to .836 years, and (5) estimated fair value of the Company's common stock from $.0132 to $.0163 per share. The determined fair value of the debt derivatives was charged as a debt discount up to the net proceeds of the note.

Effective March 25, 2019, the Company issued a secured convertible promissory note in aggregate of $580,000 to St George Investments LLC (“St George”). The promissory note bears interest at 10% per annum, is due upon maturity ten months after the purchase price date and includes an original issue discount (“OID”) of $75,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the three months ended March 31, 2019, the promissory note was funded in the amount of $580,000 resulting in receiving aggregate net proceeds of $500,000 under this note. As an investment incentive, the Company issued 22,500,000 5 year warrants, exercisable at $.04 with certain reset provisions.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Additionally, at the date of issuance, the Company determined the aggregate fair value of the issued warrants at $258,701. The fair value of the warrants were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 108.20%, (3) weighted average risk-free interest rate of 2.21%, (4) expected life of 5.00 years, and (5) estimated fair value of the Company's common stock of $0.0169 per share. The determined fair value of warrants issued was allocated between the debt instrument and warrants based on their relative fair values. The portion of the proceeds allocated to the warrants has been added to the debt discount, included in additional paid in capital and amortized over the life of the debt. During the three months ended March 31, 2019, the portion of proceeds allocated to warrants totaled $170,489.

At the funding dates of the notes, the Company determined an aggregate fair value of $233,477 of the embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 108.85%, (3) weighted average risk-free interest rate of 2.48%, (4) expected life of .836 years, and (5) estimated fair value of the Company's common stock from $.0169 per share. The determined fair value of the debt derivatives was charged as a debt discount up to the net proceeds of the note.

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

At March 31, 2019, the Company determined the aggregate fair values of $4,961,666 of embedded derivatives. The fair values were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 107.54%, (3) weighted average risk-free interest rate of 2.40%, (4) expected life of 0.250 to .817 years, and (5) estimated fair value of the Company's common stock from $0.0151 per share.

For the three months ended March 31, 2019, the Company recorded a loss on change in fair value of derivative liabilities of $2,687,449 and recorded amortization of debt discounts of $436,282 as a charge to interest expense, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock as of March 31, 2019 and December 31, 2018. As of March 31, 2019, and December 31, 2018, the Company has designated and issued 10,000,000 shares of Class A Preferred Stock.

Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

Common stock

The Company is authorized to issue 5,000,000,000 shares of $0.001 par value common stock as of March 31, 2019 and December 31, 2018. As of March 31, 2019, and December 31, 2018, the Company had 2,687,790,776 and 2,561,238,082, respectively, common shares issued and outstanding

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

During the three months ended March 31, 2019, the Company issued an aggregate of 8,500,000 shares of its common stock for services rendered with an estimated fair value of $153,850.

During the three months ended March 31, 2019, the Company issued 54,819,089 shares of its common stock in settlement of convertible notes payable, accrued interest and embedded derivative liabilities of $636,712.

During the three months ended March 31, 2019, the company issued 39,333,332 shares of its common stock in exchange for exercise of warrants on a cashless basis.

During the three months ended March 31, 2019, the Company sold an aggregate of 23,900,273 shares of its common stock for net proceeds of $129,055.

Options

The following table summarizes the stock option activity for the three months ended March 31, 2019:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,000,000,000	$0.005	6.76	$10,100,000
Granted	—	—	—	—
Cancellations	(1,000,000,000)	0.005	6.76	—
Forfeitures or expirations	—	—	—	—
Outstanding at March 31, 2019	—	$—	—	$—
Exercisable at March 31, 2019	—	$—	—	$—

On February 27, 2019, Donald Steinberg and Charles Larsen canceled all 1,000,000,000 stock options previously issued to them by the Company.

The following table presents information related to stock options at March 31, 2019:

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$—	—	—	—

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2019:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	110,846,817	$0.039	4.18	$25,500
Granted	115,166,666	0.020	4.87	267
Exercised	(11,551,252)	0.020	2.55	20,400
Outstanding at March 31, 2019	214,462,231	$0.040	4.44	$5,367
Exercisable at March 31, 2019	214,462,231	$0.040	4.44	$5,367

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0151 as of March 31, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to warrants at March 31, 2019:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Number of Warrants	Weighted Average Remaining Life In Years	Exercisable Number of Warrants
$0.04	214,462,231	4.44	214,462,231

In connection with the issuance of convertible notes payable, the Company issued an aggregate of 112,500,000 warrants to purchase the Company’s common stock at $0.04 per share, vesting immediately and expiring 5 years from the date of issuance. (See Note 6)

Restricted Stock Units (“RSU”)

The following table summarizes the restricted stock activity for the three months ended March 31, 2019:

Total Restricted Shares Issued at January 1, 2019	10,000,000
Granted	—
Forfeited	—
Total Restricted Shares Issued at March 31, 2019	10,000,000
Vested at March 31, 2019	10,000,000

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

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

As of March 31, 2019, and December 31, 2018, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

As of March 31, 2019, and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2019 and December 31, 2018, in the amount of $4,961,666 and $2,256,631, respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three years ended March 31, 2019:

Debt Derivative
Balance, January 1, 2019	$2,256,631
Total (gains) losses
Initial fair value of debt derivative at note issuance	278,376
Mark-to-market at March 31, 2019:	2,687,449
Transfers out of Level 3 upon conversion or payoff of notes payable	(260,790)
Balance, March 31, 2019	$4,961,666
Net gain for the period included in earnings relating to the liabilities held during the period ended March 31, 2019	$2,723,792

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended March 31, 2019, the Company’s stock price decreased significantly from initial valuations. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 10 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related and working capital purposes. As of March 31, 2019, and December 31, 2018, there were no related party advances outstanding.

As of March 31, 2019, and December 31, 2018, accrued compensation due officers and executives included as accrued compensation was $442,659 and $454,316, respectively.

At March 31, 2019 and December 31, 2018, there were an aggregate of $396,781 and $287,140 notes payable due to officers. The notes are at 5% per annum and non-interest bearing, respectively, and are due on demand.

 NOTE 11 – SUBSEQUENT EVENTS

On April 15, 2019, the Company entered into a material definitive agreement with Natural Plant Extract of California, Inc., a California corporation to form a joint venture incorporated in California under the name “Viva Buds, Inc.” for the purpose of operating a California based licensed cannabis distribution business pursuant to California law legalizing cannabis for recreational and medicinal use; the Company filed Form 8-K on April 15, 2019.

On April 24, 2019, the Company appointed Edward Manolos as an independent director; the Company filed Form 8-K on April 24, 2019.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

On May 1, 2019, the Company entered into a material definitive agreement with Unicast Equities, LLC and its affiliate Grantchester Equity, Ltd. (“Grantchester”) to obtain a listing on the Vienna Stock Exchange for hempSMART, Ltd., a UK corporation and wholly owned subsidiary of Registrant, through a Luxembourg based holding company; the Company filed Form 8-K on May 3, 2019.

On May 1, 2019, the Company mailed a corporate update letter and information sheet to its shareholders; the Company filed Form 8-K on May 1, 2019.

On May 14, 2019, the Company signed a Letter of Intent (“LOI”) with Essence Farms, LLC (“Essence”) to form a joint venture (“JV”) called Riverside Hemp Project to operate farming operations in California for the purpose of growing, cultivating, manufacturing, extracting and selling legal hemp and hemp derived CBD. The transaction is pending completion of a material definitive agreement.

On May 14, 2019, the Company issued 15,151,515 shares of common stock to St. George Investments, LLC, pursuant to a convertible note payable.

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

Business Overview

Plan of Operations – Marijuana Company of America Inc. and subsidiaries is a publicly listed company quoted on OTC Markets OTCQB Tier under the symbol “MCOA”. We are based in Escondido, California. The Company operates two distinct and separate business divisions related to its three wholly owned subsidiaries, H Smart, Inc., MCOA CA, Inc, and Hempsmart, Ltd., a corporation formed and operating in the United Kingdom. Our business develops, manufactures, markets and sells non-psychoactive industrial hemp, and hemp-derived consumer products containing cannabinoids (hereafter referred to as “CBD”), with a THC content of less than 0.03%. Our business includes the research and development of (1) varieties of various species of hemp; (2) beneficial uses of hemp and hemp derivatives; (3) indoor and outdoor cultivation methods for hemp; (4) technology used for cultivation and harvesting of different species of hemp, including but not limited to lighting, venting, irrigation, hydroponics, nutrients and soil; (5) different species of industrial hemp derived CBD, and the possible health benefits thereof; and, (6) new and improved methods of hemp CBD extraction omitting or eliminating the delta-9 THC molecule. As part of our hemp related business, we entered into joint ventures to develop and grow, cultivate and harvest hemp in Scio, Oregon and are joint venture partners in a hemp research and development project in New Brunswick, Canada.

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

On April 15, 2019, the Company entered into a new material definitive agreement with Natural Plant Extract of California, Inc., a California corporation to form a joint venture incorporated in California under the name “Viva Buds, Inc.” for the purpose of operating a California based licensed cannabis distribution business pursuant to California law legalizing cannabis for recreational and medicinal use (See Subsequent Events). As of the date of this filing, the joint venture is not operational and is in the development stage.

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

Conveniant Hemp Mart, LLC; Conveniant Hemp Mart, LLC is a Wyoming limited liability company whose business plan includes the development, manufacture and sale of consumer products containing CBD that are intended for marketing and sales at convenience stores, gas stations and markets. On July 19, 2017, we agreed to lend fifty thousand dollars ($50,000) to Conveniant based on a promissory note. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Conveniant, subject to our payment of an additional fifty thousand dollars [$50,000] equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and made payment to Conveniant on November 21, 2017. Conveniant developed a line of consumer products containing industrial hemp derived CBD with no traceable THC content. The product line includes tinctures that combine industrial hemp-derived CBD with hemp seed oil, coconut oil and other essential natural oils; a muscle cream product that combines industrial hemp-derived CBD with natural oils; a hand lotion that combines industrial hemp derived CBD with lavender oils; and a line of pet treats that combine industrial hemp-derived CBD with natural oils. As of March 31, 2019, the balance of this investment reported on the balance sheet for the quarter ended March 31, 2019 was $0.00 as a result of the investment being deemed fully impaired.

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

Global Hemp Group Joint Venture/Scio Oregon Hemp Project; On May 8, 2018, the Company, Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation entered into a Joint Venture Agreement. The purpose of the joint venture is to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture is in the development stage. On May 30, 2018, the joint venture purchased TTO’s 15% interest in the joint venture for $30,000. The Company and Global Hemp Group, Inc. now have an equal 50-50 interest in the joint venture. The joint venture agreement commits the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company has complied with its payments. The 2018 crop of hemp grown on the joint venture’s real property consisted of 33 acres of high yielding CBD hemp grown in an orchard style cultivation on the property. The 2018 harvest consisted of approximately 37,000 high yielding CBD hemp plants producing 24 tons of biomass that produced 48,000 pounds of dried biomass. The joint venture partners prepared processing samples ranging in size from 100 lbs. to 2,000 lbs. for sample offers to extraction companies. The biomass is being processed into CBD crude oil with the option to refine it further into isolate, or full spectrum oil, in order to increase its value on the market. Results from the current extraction test batches are expected to be received by the end of May 2019 and will serve as a basis for the final terms of the sale of the biomass by the Partners.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our hempSMART™ product sales and research and development efforts. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Results of Operations - The Company generated revenue of $114,810 and $19,010 for the three months ended March 31, 2019 and 2018, respectively. The increase of $95,800 is due to the Company’s deployment of its hempSMART marketing and sales efforts and expansion into the UK in Q1 2019. Since the Company’s sales efforts were launched approximately two years ago, no currently known or previous matters are expected to have a material impact on current or future operations, with the exception of the Company’s need for additional funding (See Note 2 to the Financial Statements). For the three months ended March 31, 2019 and 2018, the Company had net losses from continuing operations of $914,105 and $294,308, respectively. This change is due primarily to the operational growth related to the deployment of sales and marketing efforts.

Revenues/Cost of sales

Total Revenues - Total revenues were $114,810 for the three months ended March 31, 2019 as compared to $19,010 for the three ended March 31, 2018. The reported revenues for each period reflect the Company’s growth in marketing and selling its hempSMART™ products. Management plans to continue to expand its marketing and selling efforts in 2019 and expects revenues to increase in the coming months.

Costs and Expenses - Costs of sales, include the costs of product development, manufacturing, testing, packaging, storage and sale. For the three months ended March 31, 2019, costs of sales were $39,878 as compared to $10,446 for the three months ended March 31, 2018. The reported costs of sales for each period reflect the Company’s increased effort and growth in the marketing and selling its hempSMART™ products.

General and administrative expenses

Other general and administrative expenses increased to $987,341 for the three months ended March 31, 2019 compared to $301,479 the three months ended March 31, 2018. General and administrative expenses include selling and marketing, research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The increase of $685,862 is attributed is attributed primarily to the growth in sales of its hempSMART™ products on a global basis.

Gain on change in fair value of derivative liabilities

During 2017 and 2018, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to fair value the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $2,687,449 and a gain of $5,056,686 change in fair value of derivative liabilities for the three months ended March 31, 2019 and 2018, respectively.

Loss on equity investment

During the three months ended March 31, 2019 and 2018, we adjusted the carry value of our investment for our pro rata share of equity investment of $47,541 and $37,673, respectively.

Gain on settlement of debt

During the three months ended March 31, 2019 and 2018, the company realized a gain on settlement of debt of $0 and $156,839, respectively. This was related to the termination of a material definitive agreement not made in the ordinary course of its business during the three months ended March 31, 2018. The parties to the agreement are the Company and GateC.

Interest Expense

Interest expense during the three months ended March 31, 2019 was $436,282 compared to $730,746 for the three months ended March 31, 2018. Interest expense primarily consists of interest incurred on our convertible and other debt. The debt discounts amortization and non-cash interest incurred during the three months ended March 31, 2019 and 2018 was $495,438 and $502,682, respectively. In addition, we incurred a non-cash interest of $436,282 and $187,861 non-cash interest in connection with convertible notes for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources – The Company has generated a net loss from continuing operations for the three months ended March 31, 2019 of $4,232,377 and used $207,098 cash for operations. As of March 31, 2019, the Company had total assets of $2,143,188, which included inventory of $231,666 and accounts receivable of $77,494.

During the three months ended March 31, 2019 and 2018, the Company has met its capital requirements through a combination of loans and convertible debt instruments. The Company will need to secure additional external funding in order to continue its operations. Our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $649,575 for March 31, 2019, as compared to $400,000 for March 31, 2018, and an increase proceeds from the sale of note payables to a related party of $0 for March 31, 2019 as compared to $21,706 for March 31, 2018. We have during the period ended March 31, 2018, relied upon external financing arrangements to fund our operations. During the three months ended March 31, 2019 and 2018, we entered into several separate financing arrangements with St. George Investments, LLC, a Utah limited liability company, in which we borrowed an aggregate of $1,536,271, the principal of which is convertible into shares of our common stock (see Note 6, Convertible Note Payable). Our ability to rely upon external financing arrangements to fund operations is not certain, and this may limit our ability to secure future funding from external sources without changes in terms requested by counterparties, changes in the valuation of collateral, and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way. We intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally.

Operating Activities - For the three months ended March 31, 2019, the Company used cash in operating activities of $207,098. For the three months ended March 31, 2018, the Company used cash in operating activities of $497,250. This decrease is due primarily to loss on change in fair value of derivative liabilities (non-cash) and continued implementation of our new business plan, operations, management, personnel and professional services.

Investing Activities - During the three months ended March 31, 2019, the Company spent cash of $292,592 in investing activities related to its purchase of investment and equipment. During the three months ended March 31, 2018, we spent $4,202 on equipment purchases.

Financing Activities - During the three months ended March 31, 2019, the Company, primarily through its receipt of funds from the issuance of notes payable resulted in financing activity of $649,575. For the three months ended March 31, 2018 the Company received proceeds of $400,000 from issuance of notes payable and $21,706 from proceeds of notes payable due to related party.

The Company’s business plans have not generated significant revenues and as of the date of this filing are not sufficient to generate adequate amounts of cash to meet its needs for cash. The Company's primary source of operating funds in 2019 and 2018 have been from revenue generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in the second half of 2019 and beyond as it develops its affiliate marketing program and other direct sales and marketing programs. The Company has stockholders' deficiencies at March 31, 2019 and requires additional financing to fund future operations. As of the date of this filing, and due to the early stages of operations, the Company has insufficient sales data to evaluate the amounts and certainties of cash flows, as well as whether there has been material variability in historical cash flows.

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

 Off Balance Sheet Arrangements

As of March 31, 2019, and December 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

On April 15, 2019, the Company entered into a material definitive agreement with Natural Plant Extract of California, Inc., a California corporation to form a joint venture incorporated in California under the name “Viva Buds, Inc.” for the purpose of operating a California based licensed cannabis distribution business pursuant to California law legalizing cannabis for recreational and medicinal use.

Hemp is a member of the cannabis family. Industrial hemp derived CBD, like cannabis, is illegal under federal law and is a “Schedule 1” drug under the Controlled Substances Act (21 U.S.C. § 811). As a Schedule 1 drug, cannabis, and hemp derived CBD is viewed as being highly addictive and having no medical value. The United States Drug Enforcement Agency enforces the Controlled Substances Act, and persons violating it are subject to federal criminal prosecution. The criminal penalty structure in the Controlled Substances Act is determined based on the specific predicate violations, including but not limited to: simple possession, drug trafficking, attempt and conspiracy, distribution to minors, trafficking in drug paraphernalia, money laundering, racketeering, environmental damage from illegal manufacturing, continuing criminal enterprise, and smuggling. A first conviction under the Controlled Substances Act can generally result in possible fines from $250,000 to $50 million dollars, and incarceration for periods generally from five and up to forty years. For a second conviction, fines increase generally from $500,000 to $75 million dollars, and incarceration for periods generally from ten years to twenty years to life.

As federal law is controlling, the enforcement of the Controlled Substances Act would pre-empt those state laws legalizing cannabis and hemp for medicinal and recreational use.

Recent Events

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

As of March 31, 2019, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and other persons carrying out similar functions for the Company. Based on the evaluation of the Company’s disclosure controls and procedures, the Company concluded that during the period covered by this report, such disclosure controls and procedures were effective.

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

Laws and regulations affecting the hemp industry to be developed under the Farm Bill are in development.

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

Risk of government action.

While we will use our best efforts to comply with all laws, including all applicable state and local laws and regulations, there is a possibility that federal governmental action to enforce any alleged violations of the Controlled Substances Act may result in legal fees and damage awards that would adversely affect us. Cannabis and hemp remain Schedule 1 drugs and are illegal under the Controlled Substances Act (see Government Regulation of Cannabis above).

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

Due to our involvement in the hemp industry, and our prospective business with Natural Plant Extract of California, Inc., we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

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

Due consideration must be given to our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies in their early stage of development, particularly companies in the rapidly evolving legal cannabis and hemp industries. To be successful we must, among other things: Develop, manufacture and introduce new attractive and successful consumer products in our hempSMART™ brand; Attract and maintain a large customer base and develop and grow that customer base; Increase awareness of our hempSMART™ brand and develop effective marketing strategies to insure consumer loyalty; Establish and maintain strategic relationships with key sales, marketing, manufacturing and distribution providers; and, Respond to competitive and technological developments.

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

We made investments during 2017 in MoneyTrac Technology, Inc. and Conveniant Hemp Mart, LLC. Both of these ventures are in the development stage. The success of their respective business plans is uncertain, and each may fail, causing us to lose our complete investment. The investments carry with them significant risks. Each company is still in an early phase and is just beginning to implement its respective business plans. There can be no assurance that either will ever operate profitably. As an equity purchaser in MoneyTrac and Conveniant Hemp Mart, we will not receive a return on our investment unless and until they distribute a dividend. Development stage companies may take a long time or never distribute dividends. As such, there can be no assurance that we will receive any returns from our investments. The timing of profit realization, if any, is highly uncertain. The likelihood of their respective success should be considered in light of the problems, expenses, difficulties, complications and delays usually encountered by companies in their early stages of development. Either company may not be successful in attaining the objectives necessary for them to overcome these risks and uncertainties. Further, each company may need additional funding and it is possible that they will be unable to obtain additional funding as and when they need it. If either company is unable to obtain capital it may be on unfavorable terms or terms which excessively dilute us as an existing equity holder. If either company is unable to obtain additional funding, they may not be able to repay debts when they are due and payable and they could be forced to delay their development, marketing and expansion efforts and could experience material losses and potentially cease operations. As of December 31, 2018, we determined our investment in Convenant Hemp Mart, LLC to be fully impaired.

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

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 5,000,000,000 shares of common stock, $0.001 par value per share. As of May 17, 2019, there were 2,810,345,150 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock from our recently filed Form S-1 registration statement with K&J Funds, LLC. If we do sell more common stock, investors’ investment in our company will be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

During the quarter ended March 31, 2019, the Company made the following sales of unregistered equity securities :

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

On January 22, 2019, the Company issued five million shares of common stock to Joel Tolchin in exchange for $50,000. The issuance to Mr. Tolchin was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Tolchin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Tolchin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Tolchin acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 22, 2019, the Company issued five million shares of common stock to Oran Fine in exchange for $50,000. The issuance to Mr. Fine was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Fine was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Fine full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Fine acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 28, 2019, the Company issued five hundred thousand shares of common stock to Paula Vetter for services rendered. The issuance to Ms. Vetter was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Vetter was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Vetter full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Vetter acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 18, 2019, the Company issued 540,273 shares of common stock to Chaleur Breezes Beef, Ltd. for services rendered. The issuance to the entity was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. The entity was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to the entity full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. The entity acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 18, 2019, the Company issued 4,400,000 common shares to Matthew Calkins for services rendered. The issuance to Mr. Calkins was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Calkins was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Calkins full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Calkins acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 18, 2019, the Company issued 1,320,000 common shares to Leo Mulkey and Molly M. Mulkey for services rendered. The issuance to the Mulkeys was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. The Mulkeys were “accredited investors” and/or “sophisticated investors” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to the Mulkeys full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. The Mulkeys acquired the restricted common stock for their own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 18, 2019, the Company issued 1,320,000 common shares to Paul Mulkey, Jr. and Kim M. Mulkey for services rendered. The issuance to the Mulkeys was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. The Mulkeys were “accredited investors” and/or “sophisticated investors” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to the Mulkeys full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. The Mulkeys acquired the restricted common stock for their own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 18, 2019, the Company issued 1,320,000 shares of common stock to DBF Displays LLC for services rendered. The issuance to the entity was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. The entity was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to the entity full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. The entity acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

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

On May 14, 2019, the Company issued 15,151,515 common shares to St. George Investments, LLC upon conversion of a convertible note payable. The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

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

Dated: May 20, 2019

MARIJUANA COMPANY OF AMERICA, INC.

By:	/S/ Donald Steinberg
Donald Steinberg
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Jesus M. Quintero
Jesus M. Quintero
Chief Financial Officer
(Principal Financial and Accounting Officer)

