Form 10-Q/A
period 2019-03-31
Marijuana Co of America, Inc.
filed 2019-05-21
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A-1

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

Explanatory Note

This Amendment 1 to the Registrant’s Quarterly Report for the Period ending March 31, 2019 contains one additional disclosure under Part II, Item 2.

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

On January 9, 2019, the Company issued 5,333,332 shares of common stock to Paladin Advisors, in exchange for $40,000. The issuance to the entity was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. The entity was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to the entity full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. The entity acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

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

Dated: May 21 , 2019

MARIJUANA COMPANY OF AMERICA, INC.

By:	/S/ Donald Steinberg
Donald Steinberg
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Jesus M. Quintero
Jesus M. Quintero
Chief Financial Officer
(Principal Financial and Accounting Officer)

