Form 10-K/A
period 2018-12-31
Marijuana Co of America, Inc.
filed 2019-06-25
CIK 1078799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A-1

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

Consulting Services

We also provide financial accounting and property management services for companies associated with the cannabis industry in all stages of development. Our service s include the following:

  Financial Accounting and Bookkeeping. Our business accounting services provide financial accounting , bookkeeping and reporting protocols in order to allow licensed cannabis and/or hemp operators, in those states where cannabis has been legalized for medicinal and/or recreational use, to report collect, verify and state effective financial records and disclosure. We provide a comprehensive accounting strategy based on best accounting practices. We understand the challenges and complexities of financial accounting in the regulated commercial cannabis market and we have the expertise to help client businesses report their financial operations consistent with GAAP. As of the date of this filing, we have not offered any consulting, bookkeeping or financial accounting consulting services that have generated reportable revenues as of 2017 and 2018.
  Property Management Consulting. Our property management consulting services consist of providing planning, budgeting, acquisition, accounting and management services to licensed cannabis and/or hemp operators in those states where cannabis and/or hemp has been legalized for medicinal and/or recreational use, and who are searching for appropriate real property to conduct operations. As of the date of this filing, we have not offered any real property management consulting services that have generated reportable revenues as of 2017 and 2018.

Joint Ventures and Investments

Our business also includes participating and making selected investments in other related new businesses. Currently, we have made investments in startup ventures, including:

  Bougainville Ventures, Inc. Joint Venture; On March 16, 2017, we entered into a joint venture agreement with Bougainville Ventures, Inc., a Canadian corporation. The purpose of the joint venture was for the Company and Bougainville to jointly engage in the development and promotion of products in the legalized cannabis industry in Washington State; (ii) utilize Bougainville's high quality cannabis grow operations in the State of Washington, where it claimed to have an ownership interest in real property for use within the legalized cannabis industry; (iii) leverage Bougainville’s agreement with a I502 Tier 3 license holder to grow cannabis on the site; provide technical and management services and resources including, but not limited to: sales and marketing, agricultural procedures, operations security and monitoring, processing and delivery, branding, capital resources and financial management; and, (iv) optimize collaborative business opportunities. The Company and Bougainville agreed to operate through a Washington State Limited Liability Company, and BV-MCOA Management, LLC was organized in the State of Washington on May 16, 2017.

As our contribution to the joint venture, the Company committed to raise not less than $1 million dollars to fund joint venture operations based upon a funding schedule. The Company also committed to providing branding and systems for the representation of cannabis related products and derivatives comprised of management, marketing and various proprietary methodologies directly tailored to the cannabis industry.

Bougainville represented that it had an ownership interest in real property located in Washington State used for growing cannabis, and possessed information primarily related to the management and control of cannabis grow operations as conducted in Washington State that included research, development and know how in the cannabis industry. Bougainville also represented that it had an agreement with a I502 Tier 3 license holder in Washington State to operate on the land. The Company and Bougainville's agreement provided that funding provided by the Company would go, in part, towards the joint venture’s ultimate purchase of the land consisting of a one-acre parcel located in Okanogan County, Washington, for joint venture operations.

As disclosed on Form 8-K on December 11, 2017, the Company did not comply with the funding schedule for the joint venture. On November 6, 2017, the Company and Bougainville amended the joint venture agreement to reduce the amount of the Company's commitment to $800,000 and also required the Company to issue Bougainville 15 million shares of the Company's restricted common stock. The Company completed its payments pursuant to the amended agreement on November 7, 2017, and on November 9, 2017, issued to Bougainville 15 million shares of restricted common stock. The amended agreement provided that Bougainville would deed the real property to the joint venture within thirty days of its receipt of payment.

Thereafter, the Company determined that Bougainville had no ownership interest in the property in Washington State, but rather was a party to a purchase agreement for real property that was in breach for non-payment. Bougainville also did not possess an agreement with a Tier 3 I502 license holder to grow Marijuana on the property. Nonetheless, as a result of funding arranged for by the Company, Bougainville and an unrelated third party, Green Ventures Capital Corp., purchased the land. The land is currently pending the payment of delinquent property taxes that would allow for the Okanogan County Assessor to sub-divide the property, so that the appropriate portion could be deeded to the joint venture. Although Bougainville represented it would pay the delinquent taxes, it has not. To date, the property has not been deeded to the joint venture.

To clarify the respective contributions and roles of the parties, the Company also offered to enter into good faith negotiations to revise and restate the joint venture agreement with Bougainville. The Company diligently attempted to communicate with Bougainville in good faith to accomplish a revised and restated joint venture agreement, and efforts towards satisfying the conditions to complete the subdivision of the land by the Okanogan County Assessor. However, Bougainville failed to cooperate or communicate with the Company in good faith, and failed to pay the delinquent taxes on the real property that would allow for sub-division and the deeding of the real property to the joint venture.

On August 10, 2018, the Company advised its independent auditor that Bougainville did not cooperate or communicate with the Company regarding its requests for information concerning the audit of Bougainville’s receipt and expenditures of funds contributed by the Company in the joint venture agreement. Bougainville had a material obligation to do so under the joint venture agreement. The Company believes that some of the funds it paid to Bougainville were misappropriated and that there was self-dealing with respect to those funds. Additionally, the Company believes that Bougainville misrepresented material facts in the joint venture agreement, as amended, including, but not limited to, Bougainville’s representations that: (i) it had an ownership interest in real property that was to be deeded to the joint venture; (ii) it had an agreement with a Tier 3 # I502 cannabis license holder to grow cannabis on the real property; and, (iii) that clear title to the real property associated with the Tier 3 # I502 license would be deeded to the joint venture thirty days after the Company made its final funding contribution. As a result, on September 20, 2018, the Company filed suit against Bougainville Ventures, Inc., BV-MCOA Management, LLC, Andy Jagpal, Richard Cindric, et al. in Okanogan County Washington Superior Court, case number 18-2- 0045324. The Company’s complaint seeks legal and equitable relief for breach of contract, fraud, breach of fiduciary duty, conversion, recession of the joint venture agreement, an accounting, quiet title to real property in the name of the Company, for the appointment of a receiver, the return to treasury of 15 million shares issued to Bougainville, and, for treble damages pursuant to the Consumer Protection Act in Washington State. The registrant has filed a lis pendens on the real property. The case is currently in litigation.

In connection with the agreement, the Company recorded a cash investment of $1,188,500 to the Joint Venture during 2017. This was comprised of 49.5% ownership of BV-MCOA Management LLC, and was accounted for using the equity method of accounting. The Company recorded an annual impairment in 2017 of $792,500, reflecting the Company’s percentage of ownership of the net book value of the investment. During 2018, the Company recorded equity losses of $37,673 and $11,043 for the first and second quarters respectively, and recorded an annual impairment of $285,986 for the year ended December 31, 2018, at which time the Company determined the investment to be fully impaired due to Bougainville’s breach of contract, including: (i) its failure to communicate and cooperate regarding the Company’s audit; (ii) its misrepresentations concerning its ownership interest in the real property in Okanogan County Washington; (iii) its failure to deed the property to the joint venture within thirty days of payment pursuant to the amended joint venture agreement; and, (iv) its misrepresentation that it possessed an agreement with a Tier 3 license holder to operate on the property.

  GateC Joint Venture; On March 17, 2017, the Company and GateC Research, Inc. (“GateC”) entered into a Joint Venture Agreement (“Agreement”) whereby the Company committed to raise up to one and one-half million dollars ($1,500,000) over a six-month period, with a minimum commitment of five hundred thousand dollars ($500,000) within a three (3) month period; and, information establishing brands and systems for the representation of cannabis related products and derivatives comprised of management, marketing and various proprietary methodologies, including but not limited to its affiliate marketing program, directly tailored to the cannabis industry.

GateC agreed to contribute its management and control services and systems related to cannabis grow operations in Adelanto County, California, and its permit to grow marijuana in an approved zone in Adelanto, California. GateC did not own a physical site for its operation in Adelanto County, California, and GateC’s permit to grow cannabis did not contain a conditional use permit.

On or about November 28, 2017, GateC and the Registrant orally agreed to suspend the Company’s funding commitment, pending the finalization of California State regulations governing the growth, cultivation and distribution of cannabis, which were expected to be completed in 2018.

On March 19, 2018, the Company and GateC rescinded the Agreement and concurrently released each other from any all any and all losses, claims, debts, liabilities, demands, obligations, promises, acts, omissions, agreements, costs and expenses, damages, injuries, suits, actions and causes of action, of whatever kind or nature, whether known or unknown, suspected or unsuspected, contingent or fixed, that they may have against each other and their Affiliates, arising out of the Agreement.

The Registrant incurred no termination penalties as the result of its entry into the Recession and Mutual Release Agreement.

In 2017, the Company recorded a debt obligation of $1,500,000 to the Joint Venture and a corresponding impairment charge of $1,500,000 during for year ended December 31, 2017. Upon termination of the material definitive agreement on March 19, 2018, the Company realized a gain on settlement of debt obligation of $1,500,000 during the six months ended June 30, 2018.

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
  Global Hemp Group, Inc. Joint Venture; On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group Inc., a Canadian corporation, in a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada. The joint venture’s goal is to develop a “Hemp Agro-Industrial Zone”, a concept that promotes and engages farmers, processors and manufacturers to collaboratively produce and process 100% of the hemp plant into a number of wholesale materials that can be manufactured into healthy and sustainable products. The “HAIZ” will be surrounded by hemp production thereby minimizing the cost of expensive transportation to distant processing facilities. The “Hemp Agro-Industrial Zone” has a goal of producing social and environmental benefits to the communities where they operate. These zones are envisioned to prospectively create jobs for farmers, foster rural development, provide the opportunity to develop more sustainable products of superior quality and help support Global Hemp Group’s commitment to creating a carbon free economy. The first phase of the project involved lab testing in support of the trials. The Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick (“CCNB”) intends to assist Global Hemp Group in research on its ongoing industrial hemp trials in the region, and to perform laboratory tests in support of these trials. These tests will provide information to validate agronomic and key yield data in preparation of a large-scale industrial development project that will involve processing of the full plant: grain, straw, flowers and leaves, scheduled to begin in 2018. The results of these tests will also be used in discussions with farmers of the region to refine a hemp-based farming model, and to mobilize additional farmers for the next growing season. Our participation included providing one-half, or $10,775 of the funding for the phase one work. On January 10, 2018, phase-one was completed by successfully cultivating industrial hemp during the 2017 growing season for research purposes. The objective of phase one was to re-introduce hemp into the area and ensure that it could be productive under New Brunswick growing conditions prior to significantly increasing cultivation acreage and building a hemp processing facility in the region, in future phases of the project. As a result of our participation in the joint venture, we will share in the ownership of research and development of hemp and CBD related studies produced by the New Brunswick Project, and, in the event Canadian laws governing the growing, harvesting, manufacturing and production of products containing hemp and CBD change (as expected, but not guaranteed) in 2018, we would benefit from possible preferred pricing and terms for the purchase of hemp and CBD that would enable us to further conduct its business and research and development into hemp and CBD products. Our New Brunswick joint venture with Global Hemp Group, Inc. is a related party transaction insofar as its director, Charles Larsen, is a beneficial owner of more than 10% of our common stock, and was a former director of the Company, and our President and Chief Executive Officer Donald Steinberg is a shareholder in Global Hemp Group.

  Global Hemp Group Joint Venture/Scio Oregon Hemp Project; On May 8, 2018, the Company, Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation entered into a Joint Venture Agreement. The purpose of the joint venture is to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture is in the development stage. On May 30, 2018, the joint venture purchased TTO’s 15% interest in the joint venture for $30,000. The Company and Global Hemp Group, Inc. now have an equal 50-50 interest in the joint venture. The joint venture agreement commits the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company has complied with its payments. The 2018 crop of hemp grown on the joint venture’s real property consisted of 33 acres of high yielding CBD hemp grown in an orchard style cultivation on the property. The 2018 harvest consisted of approximately 37,000 high yielding CBD hemp plants producing 24 tons of biomass that produced 48,000 pounds of dried biomass. The joint venture partners prepared processing samples ranging in size from 100 lbs to 2,000 lbs. for sample offers to extraction companies. The biomass is being processed into CBD crude oil with the option to refine it further into isolate, or full spectrum oil, in order to increase its value on the market. Results from the current extraction test batches are expected to be received by mid-April 2019 and will serve as a basis for the final terms of the sale of the biomass by the Partners. Our joint venture with Global Hemp Group regarding the Scio Oregon project is a related party transaction insofar as its director, Charles Larsen, is a beneficial owner of more than 10% of our common stock, and a former director of the Company, and our President and Chief Executive Officer Donald Steinberg is a shareholder in Global Hemp Group.

The following table indicates the amount of impairments recorded by the Company quarter to quarter for investment activity quarter to quarter related to its joint venture investments:

	INVESTMENTS						SHORT-TERM INVESTMENTS
		Global
	TOTAL	Hemp			Bougainville	Gate C
	INVESTMENTS	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Short-Term Investments	MoneyTrac
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0	$0	$0
Investments made during 2017	3,049,275	10,775	100,000	250,000	1,188,500	1,500,000	0	0

Quarter 03-31-17 equity method Loss	0						0

Quarter 06-30-17 equity method	0						0

Quarter 09-30-17 equity method	(375,000)				(375,000)		0

Quarter 12-31-17 equity method Loss	313,702				313,702		0

Impairment of Investment in 2017	(2,292,500)	0			(792,500)	(1,500,000)	0	0
Balances as of 12/31/17	695,477	10,775	100,000	250,000	334,702	0	0	0

Investments made during 2018	986,654	986,654					0

Quarter 03-31-18 equity method Loss	(37,673)				(37,673)		0

Quarter 06-30-18 equity method Loss	(11,043)				(11,043)		0

Quarter 09-30-18 equity method Loss	(10,422)		(10,422)				0

Quarter 12-31-18 equity method Loss	(31,721)	(31,721)	0				0

Moneytrac investment reclassified to Short-Term investments	(250,000)			(250,000)			250,000	250,000

Unrealized gains on trading securities - 2018	0						560,000	560,000

Impairment of investment in 2018	(933,195)	(557,631)	(89,578)		(285,986)		0
Balance @12-31-18	$408,077	$408,077	$0	$0	$0	$0	$810,000	$810,000

The following table indicates the amount of debt the Company recorded quarter to quarter as a result of its joint venture investments:

Loan Payable
		Global
	TOTAL	Hemp			Bougainville	Gate C
	JV Debt	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0

Quarter 03-31-17 loan borrowings	1,500,000					1,500,000

Quarter 06-30-17 loan activity

Quarter 09-30-17 loan borrowings	725,000				725,000

Quarter 12-31-17 loan repayments	(330,445)				(330,445)

Balances as of 12/31/17 (a)	1,894,555	0	0	0	394,555	1,500,000

Quarter 03-31-18 loan borrowings	447,430	447,430

Quarter 06-30-18 cancellation of JV debt obligation	(1,500,000)					(1,500,000)

Quarter 09-30-18 loan activity	0

Quarter 12-31-18 loan borrowings	580,425	580,425

Balance @12-31-18 (b)	$1,422,410	$1,027,855	$0	$0	$394,555	$0

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

We launched our first hempSMART™ product, hempSMART Brain™, in November 2016. Since then, we have introduced a number of other consumer products, including hempSMART Pain™, hempSMART™ Full Spectrum Pet Drops™, and hempSMART™ Full Spectrum Drops™. As we continue to conduct the research and development and release of other hempSMART™ products and continue to pursue our business interests in Conveniant Hemp Mart, LLC, MoneyTrac Technology, Inc., and our joint ventures with Global Hemp Group, Inc. in Scio, Oregon and New Brunswick, Canada, we anticipate increases in our operating expenses, without realizing significant revenues from operations. Within the next 12 months, these increases in expenses will be attributed to the cost of (i) administration and start-up costs, (ii) research and development, (iii) advertising and website development, (iv) legal and accounting fees at various stages of operation, (v) joint venture activities, (vi) creating and maintaining distribution and supply chain channels. Our joint ventures with Global Hemp Group are related party transactions insofar as its director, Charles Larsen, is a beneficial owner of more than 10% of our common stock, and a former director of the Company, and our President and Chief Executive Officer Donald Steinberg is a shareholder in Global Hemp Group.

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

Our two ongoing joint ventures with Global Hemp Group are related party transactions insofar as its director, Charles Larsen, is a beneficial owner of more than 10% of our common stock, and a former director of the Company, and our President and Chief Executive Officer Donald Steinberg is a shareholder in Global Hemp Group.

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

Background. On March 16, 2017, we entered into a joint venture agreement with Bougainville Ventures, Inc., a Canadian corporation. The purpose of the joint venture was for the Company and Bougainville to jointly engage in the development and promotion of products in the legalized cannabis industry in Washington State; (ii) utilize Bougainville’s high quality cannabis grow operations in the State of Washington, where it claimed to have an ownership interest in real property for use within the legalized cannabis industry; (iii) leverage Bougainville’s agreement with a I502 Tier 3 license holder to grow cannabis on the site; provide technical and management services and resources including, but not limited to: sales and marketing, agricultural procedures, operations security and monitoring, processing and delivery, branding, capital resources and financial management; and, (iv) optimize collaborative business opportunities. The Company and Bougainville agreed to operate through a Washington State Limited Liability Company, and BV-MCOA Management, LLC was organized in the State of Washington on May 16, 2017.

As our contribution to the joint venture, the Company committed to raise not less than $1 million dollars to fund joint venture operations based upon a funding schedule. The Company also committed to providing branding and systems for the representation of cannabis related products and derivatives comprised of management, marketing and various proprietary methodologies directly tailored to the cannabis industry.

Bougainville represented that it had an ownership interest in real property located in Washington State used for growing cannabis, and possessed information primarily related to the management and control of cannabis grow operations as conducted in Washington State that included research, development and know how in the cannabis industry. Bougainville also represented that it had an agreement with a I502 Tier 3 license holder in Washington State to operate on the land. The Company and Bougainville's agreement provided that funding provided by the Company would go, in part, towards the joint venture’s ultimate purchase of the land consisting of a one-acre parcel located in Okanogan County, Washington, for joint venture operations.

As disclosed on Form 8-K on December 11, 2017, the Company did not comply with the funding schedule for the joint venture. On November 6, 2017, the Company and Bougainville amended the joint venture agreement to reduce the amount of the Company's commitment to $800,000 and also required the Company to issue Bougainville 15 million shares of the Company's restricted common stock. The Company completed its payments pursuant to the amended agreement on November 7, 2017, and on November 9, 2017, issued to Bougainville 15 million shares of restricted common stock. The amended agreement provided that Bougainville would deed the real property to the joint venture within thirty days of its receipt of payment.

Thereafter, the Company determined that Bougainville had no ownership interest in the property in Washington State, but rather was a party to a purchase agreement for real property that was in breach for non-payment. Bougainville also did not possess an agreement with a Tier 3 I502 license holder to grow Marijuana on the property. Nonetheless, as a result of funding arranged for by the Company, Bougainville and an unrelated third party, Green Ventures Capital Corp., purchased the land. The land is currently pending the payment of delinquent property taxes that would allow for the Okanogan County Assessor to sub-divide the property, so that the appropriate portion could be deeded to the joint venture. Although Bougainville represented it would pay the delinquent taxes, it has not. To date, the property has not been deeded to the joint venture.

To clarify the respective contributions and roles of the parties, the Company also offered to enter into good faith negotiations to revise and restate the joint venture agreement with Bougainville. The Company diligently attempted to communicate with Bougainville in good faith to accomplish a revised and restated joint venture agreement, and efforts towards satisfying the conditions to complete the subdivision of the land by the Okanogan County Assessor. However, Bougainville failed to cooperate or communicate with the Company in good faith, and failed to pay the delinquent taxes on the real property that would allow for sub-division and the deeding of the real property to the joint venture.

Company Determines to File Suit. On August 10, 2018, the Company advised its independent auditor that Bougainville did not cooperate or communicate with the Company regarding its requests for information concerning the audit of Bougainville’s receipt and expenditures of funds contributed by the Company in the joint venture agreement. Bougainville had a material obligation to do so under the joint venture agreement. The Company believes that some of the funds it paid to Bougainville were misappropriated and that there was self-dealing with respect to those funds. Additionally, the Company believes that Bougainville misrepresented material facts in the joint venture agreement, as amended, including, but not limited to, Bougainville’s representations that: (i) it had an ownership interest in real property that was to be deeded to the joint venture; (ii) it had an agreement with a Tier 3 # I502 cannabis license holder to grow cannabis on the real property; and, (iii) that clear title to the real property associated with the Tier 3 # I502 license would be deeded to the joint venture thirty days after the Company made its final funding contribution. As a result, on September 20, 2018, the Company filed suit against Bougainville Ventures, Inc., BV-MCOA Management, LLC, Andy Jagpal, Richard Cindric, et al. in Okanogan County Washington Superior Court, case number 18-2- 0045324. The Company’s complaint seeks legal and equitable relief for breach of contract, fraud, breach of fiduciary duty, conversion, recession of the joint venture agreement, an accounting, quiet title to real property in the name of the Company, for the appointment of a receiver, the return to treasury of 15 million shares issued to Bougainville, and, for treble damages pursuant to the Consumer Protection Act in Washington State. The registrant has filed a lis pendens on the real property. The case is currently in litigation. No trial date has been set.

Settled Legal Proceedings

On June 25, 2018, DTTO Funding filed a complaint against the Company for breach of contract related to the Company’s April 20, 2017 convertible promissory note in which DTTO lent the Company $111,111. Principal and interest in the note were, at the election of DTTO, convertible into common shares of the Company. On November 30, 2017, DTTO notified the Company of an election to convert a portion of the note to common shares, but the Company failed to process the conversion. The Company failed to repay principal and interest otherwise due on the maturity date of April 20, 2018. DTTO’s action sought damages against the Company including principal, default interest, liquidated damages, attorney fees and costs in an amount with an alleged present cash value of $1,787,981.10.

The Company filed an answer to the complaint. Thereafter, the Company entered into settlement negotiations with DTTO. In its review of the complaint, the Company determined (i) it had no money to pay damages under the note including principal, interest, liquidated damages, penalties and costs; (ii) it could not fund its litigation related expenses in Texas; (iii) it may be exposed to potential additional attorney fees and costs in the event the Company loses the litigated case; (iv) there was a benefit to obtaining a quick resolution of the litigated case; and, (v) litigating the case would require a significant commitment of personal time and costs for the Company’s affiliates, directors and officers, taking them away from the business of the Company. The Company’s negotiations led to a proposed stipulation for settlement, a court order and joint motion for entry of judgment based on the negotiated settlement. The Company reviewed the terms and determined the total number of shares issuable under the proposed stipulation were reasonable in light of the above noted reasons. the Company, in an exercise of prudent business judgment, determined that entry into the stipulated judgment was reasonable and in the best interests of the shareholders, because settlement would terminate the litigation, allowing the Company to avoid accrual of additional damages under the note recoverable by Plaintiff including interest, liquidated damages, penalties and costs; and, entry into the proposed Stipulation will also end the Company’s obligations to pay for its own legal counsel fees and related litigation fees, which it could afford. On September 4, 2018, after noticed motion, Judge Sam A. Lindsay granted the joint motion and adopted the stipulation to settle the case as the order of the Court. As a result, pursuant to Section 3(a)(10) and the Court’s order, the Company issued 57,676,810 common stock shares in settlement of the litigation with prejudice for at a total value of $1,701,466 and thus eliminating the contingent liability.

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

We also provide financial accounting, bookkeeping, services, real property management, and reporting protocols in order to allow licensed cannabis and/or hemp operators, in those states where cannabis has been legalized for medicinal and/or recreational use, to report collect, verify and state effective financial records and disclosure. We provide a comprehensive accounting strategy based on best accounting practices. As of the date of this filing, we have not offered any financial accounting, bookkeeping or real property management consulting services that have generated reportable revenues as of 2017 and 2018.

We also make selected diversified investments in other related new start-up businesses in the legalized cannabis and hemp industry. Currently, we have made investments in startup ventures, including: Bougainville Ventures, Inc., GateC Research, Inc., MoneyTrac Technology, Inc., Conveniant Hemp Mart, LLC, and two joint ventures with Global Hemp Group, Inc. (See Item 1, Business; Principal Products and their Markets; Joint Ventures and Investments). Our two joint ventures with Global Hemp Group are related party transactions insofar as its director, Charles Larsen, is a beneficial owner of more than 10% of our common stock, and a former director of the Company, and our President and Chief Executive Officer Donald Steinberg is a shareholder in Global Hemp Group.

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

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

The following table presents our operating results for the year ended December 31, 2018 compared to December 31, 2017:

MARIJUANA COMPANY OF AMERICA, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AUDITED

	Year Ended December 31,
	2018	2017
REVENUES:
Sales	$240,452	$26,830
Related party Sales	11,683	0
Total Revenues	252,135	26,830

Cost of sales	81,250	14,294

Gross Profit	170,885	12,536

OPERATING EXPENSES:
Selling, general and administrative expenses	3,980,493	21,272,758
Depreciation	5,341	2,576
Total operating expenses	3,985,834	21,275,334

Net loss from operations	(3,814,949)	(21,262,798)

OTHER INCOME (EXPENSES):
Interest expense, net	(6,828,939)	(5,842,802)
Legal Settlement Expense	(1,682,870)	—
Impairment of Joint Ventures	(933,195)	(2,292,500)
Loss on equity investments	(90,859)	(61,298)
(Loss) gain on change in fair value of derivative liabilities	1,443,249	(4,329,743)
(Loss) on debt modification	(1,343,161)
Cancellation of debt	1,500,000
Unrealized gain on trading securities	560,000	—
Gain on settlement of debt	94,933	347,221
Total other income (expense)	(7,280,842)	(12,179,122)

Net loss before income taxes	(11,095,791)	(33,441,920)

Income taxes (benefit)	—	—

NET INCOME (LOSS)	$(11,095,791)	$(33,441,920)

Loss per common share, basic and diluted	$(0.005)	$(0.017)

Weighted average number of common shares outstanding, basic and diluted	2,275,482,194	1,929,424,081

See the accompanying notes to these audited consolidated financial statements

The following is a tabular breakdown of expenses related to Selling, General and Administrative Expenses:

MARIJUANA COMPANY OF AMERICA, INC.
VARIANCE ANALYSIS OF G&A EXPENSES
2018 vs 2017

G&A Expense acct	2018	2017	Variance
Stock Based Compensation	1,052,425	18,108,832	(17,056,407)
Officer's Compensation	698,675	1,248,000	(549,325)
Marketing/Media	584,008	49,839	534,169
Consulting fees	368,185	1,133,109	(764,925)
Legal expense	226,205	317,703	(91,498)
Investor Relations	220,205	109,799	110,406
Admin Compensation	216,595	0	216,595
Independent contractor	104,223	90,750	13,473
Advertising and Promotion	70,970	77,552	(6,582)
UK Contract Compensation	65,259	0	65,259
Audit Fee	38,384	16,000	22,384
Board of Director Fees	34,500	0	34,500
Bank Service Charges	25,971	3,999	21,972
Accounting	23,077	0	23,077
Rent Expense	21,986	10,827	11,159
Special Events	14,177	0	14,177
Office Supplies	13,433	0	13,433
Software	12,294	0	12,294
Marketing Compensation	11,600	0	11,600
Wholesale Commissions	11,558	0	11,558
Fees/Licensing	2,003	29,473	(27,470)
All other expenses, net	164,761	76,874	87,887
Total G & A expenses	3,980,493	21,272,758	(17,292,264)

Our administrative compensation costs increased from $0 to $216,595 in 2017 to 2018 respectively, this increase was due to our hiring additional employees and the administrative expansion of our corporate offices. Marketing/Media increased from $49,839 in 2017 to $584,008 in 2018, an increase of $534,169. This increase is due to our product marketing expansion, media costs related to the development and production of a television commercial, and establishing and expanding our marketing/media efforts in the UK. Our costs for investor relations increased from $109,799 in 2017 to $220,205 in 2018. This was due to increased costs related to Network Newswire for consulting on our press releases and publicity. We had material reductions in our costs associated with stock based compensation from $18,108,832 in 2017 to $1,052,405 in 2018. This reduction was the result of a lower price for our common stock and fewer stock awards issued during 2018. We also had a material reductions in our officer’s compensation and consulting fees, from $1,248,000 in 2017 to $698,675 in 2018, and $1,133,109 in 2017 to $368,185 in 2018 respectively. These decreases were due to our lack of cash in 2017 to compensate our officers and consultants. We had an increase in Board of Directors fees of $34,500 in 2018 compared to $0 in 2017. This increase was due to our paying independent directors in 2018. Overall, our general and administrative costs from 2017 to 2018 were reduced from $21,272,758 to $3,980,493 respectively.

Revenues

Total revenues for the year ended December 31, 2018 and December 31, 2017, were $252,135 and $26,830, respectively, an increase of $225,305. This increase is attributable to the developing market for sales of our hempSMART™ products and the addition of several new products. The increase in our total revenues of hempSMART™ products was due to the volume of sales, and not as the result of price increases, and reflect sales based on our efforts at implementing our affiliate marketing sales program and direct sales through our website.

During 2018 the Company released three new industrial hemp based hempSMART™ products: (i) hempSMART™ Pain, a cream formulated with industrial hemp based CBD and natural ingredients containing a broad range of active terpenes and organic botanicals; (ii) hempSMART™ Face, a cream formulated with industrial hemp based CBD, Ayurvedic herbs and botanicals that contain Omega 3,6,7 and 9, along with naturally occurring ceramides; and, (iii) hempSMART™ Pet Drops, an oil formulated with CBD from industrial hemp seed oil, combined with a natural bacon flavor.

The following table identifies our new product offerings in 2018, and the revenues produced from sales of our products in 2018 and 2017 respectively:

	2018	2017
Pain Cream	$111,291	$—	New Product for 2018
Pain Capsules	$18,469	$13,808
Face Moisturizers	$56,129	$—	New Product for 2018
Drops	$25,238	$6,173
Pet Drops	$32,770	$—	New Product for 2018
Brain Capsules	$8,238	$6,849
Total	$252,135	$26,830

Our investments in Bougainville Ventures, Inc., GateC Technologies, Inc., MoneyTrac Technology, Inc., Conveniant Hemp Mart, LLC, and our two joint ventures with Global Hemp Group, Inc. have not generated any revenues for the period ending December 31, 2018. Our two ongoing joint ventures with Global Hemp Group, Inc. are each a related party transaction insofar as Global Hemp Group’s director, Charles Larsen, is a beneficial owner of more than 10% of our common stock, and a former director of the Company, and our President and Chief Executive Officer, Donald Steinberg, is a shareholder in Global Hemp Group.

Related Party Sales

Related party sales contributed $11,683 and $0 to our revenue for 2018 and 2017 respectively. Related party sales are comprised of sales of our hempSMART™ products to our directors, officers, and sales team members. No related party sales were for services. All sales were made at listed retail prices and were for cash consideration.

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

Legal Settlement Expense

On June 25, 2018, DTTO Funding filed a complaint against the Company for breach of contract related to the Company’s April 20, 2017 convertible promissory note in which DTTO lent the Company $111,111. Principal and interest in the note were, at the election of DTTO, convertible into common shares of the Company. On November 30, 2017, DTTO notified the Company of an election to convert a portion of the note to common shares, but the Company failed to process the conversion. The Company failed to repay principal and interest otherwise due on the maturity date of April 20, 2018. DTTO’s action sought damages against the Company including principal, default interest, liquidated damages, attorney fees and costs in an amount with an alleged present cash value of $1,787,981.10.

The Company filed an answer to the complaint. Thereafter, the Company entered into settlement negotiations with DTTO. In its review of the complaint, the Company determined (i) it had no money to pay damages under the note including principal, interest, liquidated damages, penalties and costs; (ii) it could not fund its litigation related expenses in Texas; (iii) it may be exposed to potential additional attorney fees and costs in the event the Company loses the litigated case; (iv) there was a benefit to obtaining a quick resolution of the litigated case; and, (v) litigating the case would require a significant commitment of personal time and costs for the Company’s affiliates, directors and officers, taking them away from the business of the Company. The Company’s negotiations led to a proposed stipulation for settlement, a court order and joint motion for entry of judgment based on the negotiated settlement. The Company reviewed the terms and determined the total number of shares issuable under the proposed stipulation were reasonable in light of the above noted reasons. the Company, in an exercise of prudent business judgment, determined that entry into the stipulated judgment was reasonable and in the best interests of the shareholders, because settlement would terminate the litigation, allowing the Company to avoid accrual of additional damages under the note recoverable by Plaintiff including interest, liquidated damages, penalties and costs; and, entry into the proposed Stipulation will also end the Company’s obligations to pay for its own legal counsel fees and related litigation fees, which it could afford. On September 4, 2018, after noticed motion, Judge Sam A. Lindsay granted the joint motion and adopted the stipulation to settle the case as the order of the Court. As a result, pursuant to Section 3(a)(10) and the Court’s order, the Company issued 57,676,810 common stock shares in settlement of the litigation with prejudice for at a total value of $1,701,466 and thus eliminating the contingent liability.

Liquidity and Capital Resources

As of December 31, 2018, and December 31, 2017, our operating activities produced negative cash and cash equivalents of $2,385,349 and $895,743, respectively. Our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $2,541,470 for December 31, 2018, as compared to $1,576,500 for December 31, 2017, and a decrease in proceeds from the sale of note payables to a related party of $218,846 for December 31, 2018 as compared to $513,507 for December 31, 2017, and an increase in proceeds from sales of our common stock of $421,237 for December 31, 2018, as compared to $85,000 for the year ending December 31, 2017. We have during the period ended December 31, 2018, relied upon external financing arrangements to fund our operations. During the year ended December 31, 2018, we entered into several separate financing arrangements with St. George Investments, LLC, a Utah limited liability company, in which we borrowed an aggregate of $2,541,470, the principal of which is convertible into shares of our common stock (see Note 8, Convertible Note Payable). Our ability to rely upon external financing arrangements to fund operations is not certain, and this may limit our ability to secure future funding from external sources without changes in terms requested by counterparties, changes in the valuation of collateral, and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way. We intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally.

On April 15, 2019, we entered into a material definitive agreement with Natural Plant Extract of California, Inc. (“NPE”) and filed Form 8-K on April 16, 2019. This agreement provided for our acquisition of twenty percent (equal to 200,000) of NPE’s authorized shares in exchange for our payment of two million dollars and one million dollars’ ($1,000,000) worth of our unregistered and restricted common stock. Our payment obligations are governed by a stock purchase agreement which requires us to the following payment schedule:

a. Deposit of $350,000 within 5 days of the execution of the material definitive agreement;

b. Deposit of $250,000 payable within 30 days;

c. Deposit of $400,000 within 60 days;

d. Deposit of $500,000 within 75 days; and,

e. Deposit of $500,000 within 90 days.

Our ability to timely complete our payment commitments is contingent upon our having to raise additional capital, which is not certain. Our ability to access additional funding through external financing arrangements is uncertain, and could possibly include terms and conditions pertaining to the valuation of collateral and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way.

We filed a Form S-1 registration for the resale of up to 500,000,000 shares of our common stock to K&J Funds, LLC, a selling stockholder, pursuant to a “put right” under an investment agreement dated December 20, 2018, as amended. The Investment Agreement permits us to “put” up to ten million dollars in shares of our common stock to K&J over a period of up to thirty-six (36) months, or until $10,000,000 of such shares have been “put.” We will not receive any proceeds from the sale of shares of our common stock by K&J. However, we will receive proceeds from the sale of shares of our common stock pursuant to our exercise of the put right offered by K&J. As of the date of this filing our S-1 registration has not been deemed effective by the Securities and Exchange Commission. There is no guarantee that our S-1 registration will be declared effective and this would significantly impact our ability to complete our plans. We intend, when the S-1 is effective, to use the proceeds from our “puts” under the Investment Agreement to conduct our ongoing operations generally, and specifically regarding our agreement with our agreement with NPE. We also intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally. We are not intending to use any off-balance sheet financing arrangements.

Operating Activities

For the year ended December 31, 2018 and 2017, the Company used cash for operating activities of $2,385,349 and $895,743, respectively. Operating activities consist of corporate overhead and product development of our hempSMART™ products. Increases are due primarily to increases in executive compensation, professional fees, and product development costs.

Investing Activities

For the years ended December 31, 2018 and December 31, 2017, net cash used in investing activities was $686,458 and $1,176,919, respectively. For the year ended December 31, 2018 and 2017, the cash used in investing continued to be attributed to our acquisition of an interest in Conveniant Hemp Mart, LLC and MoneyTrac Technology, Inc., the Global Hemp Group Joint Venture s, the Bougainville Ventures, Inc. Joint Venture and the GateC Technologies, Inc. Joint Venture, and the purchase of equipment for operations. We determined that as of December 31, 2018, our investments in the Bougainville Joint Venture, GateC Technologies, Inc. Joint Venture and Convenient Hemp Mart, LLC investment were fully impaired and had no intrinsic value due to the litigation with Bougainville Ventures, Inc. (See Item 3, Legal Proceedings); the recession agreement with GateC Technologies, Inc. (see our Form 8-K filed on March 20, 2018), and our analysis of Conveniant Hemp Mart’s cash flows, business development, and assets. With regards to each of the Bougainville, GateC and Conveniant investments, they had an impact on reported operations for 2018, but are not expected to have an impact upon future operations (see Impairment Table in Item 1 Business Description, Principal Products and Market, Joint Venture Investments). Conversely, our Global Hemp Group Joint Venture in New Brunswick Canada is a research and development project and our joint venture with Global Hemp Group in Scio Oregon contains real property and inventory consisting of hemp biomass that is stored and maintain for sale and is stored in good condition based upon our physical inspection. Further, we own common stock in Global Payout, Inc. as the result of our MoneyTrac investment. Global Payout common stock is traded on the OTC Markets under the trading symbol “GOHE” and has marketable value.

Our two ongoing joint ventures with Global Hemp Group are related party transactions insofar as its director, Charles Larsen, is a beneficial owner of more than 10% of our common stock, and a former director of the Company, and our President and Chief Executive Officer Donald Steinberg is a shareholder in Global Hemp Group.

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

Consulting Services

We also provide professional services for financial accounting, bookkeeping or real property management consulting services based on consulting agreements. As of the date of this filing, we have not offered any financial accounting, bookkeeping or real property management consulting services that have generated reportable revenues as of 2017 and 2018. We intend and expect these arrangements to be entered into on an hourly fixed fee basis.

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

The Company determined that upon adoption of ASC 606 there were no adjustments converting from ASC 605 to ASC 606 because product sales are recorded upon delivery of goods and payment for product.

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

Loss Contingencies

From time to time the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. On at least a quarterly basis, consistent with ASC 450-20-50-1C, if the Company determines that there is a reasonable possibility that a material loss may have been incurred, or is reasonably estimable, regardless of whether the Company accrued for such a loss (or any portion of that loss), the Company will confer with its legal counsel, consistent with ASC 450. If the material loss is determinable or reasonably estimable, the Company will record it in its accounts and as a liability on the balance sheet. If the Company determines that such an estimate cannot be made, the Company's policy is to disclose a demonstration of its attempt to estimate the loss or range of losses before concluding that an estimate cannot be made, and to disclose it in the notes to the financial statements under Contingent Liabilities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Marijuana Company of America, Inc. (Converge Global, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Marijuana Company of America, Inc. and its subsidiaries (“the Company”) as of December 31, 2018 and 2017 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2018 and 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

June 25, 2019

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

See the accompanying notes to these audited consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AUDITED

	Year Ended December 31,
	2018	2017
REVENUES:
Sales	$240,452	$26,830
Related party Sales	11,683	0
Total Revenues	252,135	26,830

Cost of sales	81,250	14,294

Gross Profit	170,885	12,536

OPERATING EXPENSES:
Selling, general and administrative expenses	3,980,493	21,272,758
Depreciation	5,341	2,576
Total operating expenses	3,985,834	21,275,334

Net loss from operations	(3,814,949)	(21,262,798)

OTHER INCOME (EXPENSES):
Interest expense, net	(6,828,939)	(5,842,802)
Legal Settlement Expense	(1,682,870)	—
Impairment of Joint Ventures	(933,195)	(2,292,500)
Loss on equity investments	(90,859)	(61,298)
(Loss) gain on change in fair value of derivative liabilities	1,443,249	(4,329,743)
(Loss) on debt modification	(1,343,161)
Cancellation of debt	1,500,000
Unrealized gain on trading securities	560,000	—
Gain on settlement of debt	94,933	347,221
Total other income (expense)	(7,280,842)	(12,179,122)

Net loss before income taxes	(11,095,791)	(33,441,920)

Income taxes (benefit)	—	—

NET INCOME (LOSS)	$(11,095,791)	$(33,441,920)

Loss per common share, basic and diluted	$(0.005)	$(0.017)

Weighted average number of common shares outstanding, basic and diluted	2,275,482,194	1,929,424,081

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

Consulting Services

We also provide professional services for financial accounting, bookkeeping or real property management consulting services based on consulting agreements. As of the date of this filing, we have not offered any financial accounting, bookkeeping or real property management consulting services that have generated reportable revenues as of 2017 and 2018. We intend and expect these arrangements to be entered into on an hourly fixed fee basis.

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

The Company determined that upon adoption of ASC 606 there were no adjustments converting from ASC 605 to ASC 606 because product sales are recorded upon delivery of goods and payment for product.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2018, and 2017, allowance for doubtful accounts was $0 and $0, respectively.

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

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments including stock, stock options and restricted stock awards based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. For non-employees, share-based compensation awards are recorded at either the fair value of the services rendered or the fair value of the share-based payments, whichever is more readily determinable. Stock and restricted stock and option awards are based on the closing price of the stock underlying the awards on the grant date. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of December 31, 2018, and 2017, the number of outstanding stock options to purchase shares of common stock was 0 and 1,000,000,000 shares, respectively. 0 and 750,000,000 shares were vested as of December 31, 2018 and 2017, respectively.

On February 27, 2019, Charles Larsen and Donald Steinberg agreed to cancel all previously issued stock options to purchase an aggregate of 1,000,000,000 common shares (see Note 15, Subsequent Events).

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	2018	2017
Convertible notes payable	137,219,847	—
Options to purchase common stock (1)	1,000,000,000	1,000,000,000
Warrants to purchase common stock	110,846,817	—
Restricted stock units	10,000,000	10,000,000
Total	1,258,066,664	1,010,000,000

(1) On February 27, 2019, Charles Larsen and Donald Steinberg cancelled an aggregate of 1,000,000,000 options previously granted (See Subsequent Events, Note 15).

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

The Company accounts for its investment in MoneyTrac Technology, Inc. at estimated market fair value using the market price for the publicly traded shares under the ticker symbol “GOHE” as listed on OTC Markets as an indicator of fair market value. As of December 31, 2018, the balance of this investment was $810,000 and was classified as a short-term investment for the period ended December 31, 2018.

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

Global Hemp Group Joint Ventures

We currently have two ongoing joint ventures with Global Hemp Group, Inc., a Canadian corporation. Each is a related party transaction in that Global Hemp Group’s director, Charles Larsen, is a beneficial owner of more than 10% of our common stock, and a former director of the Company. Further, our President and Chief Executive Officer Donald Steinberg is a shareholder in Global Hemp Group. The two Global Hemp Group joint ventures are discussed together due to the common ownership of the joint venture partners in each project, and the fact that both joint ventures share a common purpose of growing, cultivating and performing research and development of industrial hemp.

New Brunswick Canada

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Global Hemp Group New Brunswick Joint Venture

On August 31, 2017, we entered into a joint venture with Global Hemp Group Inc., in a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada. The joint venture’s goal is to develop a “Hemp Agro-Industrial Zone,” a concept that promotes and engages farmers, processors and manufacturers to collaboratively produce and process 100% of the hemp plant into a number of wholesale materials that can be manufactured into healthy and sustainable products. The “HAIZ” will be surrounded by hemp production thereby minimizing the cost of expensive transportation to distant processing facilities. The “Hemp Agro-Industrial Zone” has a goal of producing social and environmental benefits to the communities where they operate. These zones are envisioned to prospectively create jobs for farmers, foster rural development, provide the opportunity to develop more sustainable products of superior quality and help support Global Hemp Group’s commitment to creating a carbon free economy. The first phase of the project involved lab testing in support of the trials. The Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick (“CCNB”) intends to assist Global Hemp Group in research on its ongoing industrial hemp trials in the region, and to perform laboratory tests in support of these trials. These tests will provide information to validate agronomic and key yield data in preparation of a large-scale industrial development project that will involve processing of the full plant: grain, straw, flowers and leaves. The results of these tests will also be used in discussions with farmers of the region to refine a hemp-based farming model, and to mobilize additional farmers for the next growing season. Our participation included providing one-half, or $10,775 of the funding for the phase one work. On January 10, 2018, phase-one was completed by successfully cultivating industrial hemp during the 2017 growing season for research purposes. The objective of phase one was to re-introduce hemp into the area, and ensure that it could be productive under New Brunswick growing conditions prior to significantly increasing cultivation acreage and building a hemp processing facility in the region, in future phases of the project. As a result of our participation in the joint venture, we will share in the ownership of research and development of hemp and CBD related studies produced by the New Brunswick Project, and, in the event Canadian laws governing the growing, harvesting, manufacturing and production of products containing hemp and CBD change (as expected, but not guaranteed), we would benefit from possible preferred pricing and terms for the purchase of hemp and CBD that would enable us to further conduct its business and research and development into hemp and CBD products.

The Company’s costs incurred by the Company’s interest was $10,775 and $0 for the years ended December 31, 2018 and 2017 and was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods. As of December 31, 2018, the balance of the New Brunswick JV investment reported on the balance sheet for the year ended December 31, 2018 was $0.00 as a result of the investment being deemed fully impaired. (See Item 1, Business; Principal Products and their Markets; Joint Ventures and Investments).

Global Hemp Group JV – Scio Oregon

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

As of December 31, 2018 , the combined balance of the Covered Bridge (SCIO) investment and related 41389 Farm investment was $408,077 and was classified as a long-term investment for the period ended December 31, 2018. The debt obligation related to this JV was reported as Debt obligation of Joint venture liability with a balance of $289,742 for the year ended December 31, 2018.

Bougainville Ventures, Inc. Joint Venture

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

On March 16, 2017, we entered into a joint venture agreement with Bougainville Ventures, Inc., a Canadian corporation. The purpose of the joint venture was for the Company and Bougainville to jointly engage in the development and promotion of products in the legalized cannabis industry in Washington State; (ii) utilize Bougainville’s high quality cannabis grow operations in the State of Washington, where it claimed to have an ownership interest in real property for use within the legalized cannabis industry; (iii) leverage Bougainville’s agreement with a I502 Tier 3 license holder to grow cannabis on the site; provide technical and management services and resources including, but not limited to: sales and marketing, agricultural procedures, operations security and monitoring, processing and delivery, branding, capital resources and financial management; and, (iv) optimize collaborative business opportunities. The Company and Bougainville agreed to operate through a Washington State Limited Liability Company, and BV-MCOA Management, LLC was organized in the State of Washington on May 16, 2017.

As our contribution to the joint venture, the Company committed to raise not less than $1 million dollars to fund joint venture operations based upon a funding schedule. The Company also committed to providing branding and systems for the representation of cannabis related products and derivatives comprised of management, marketing and various proprietary methodologies directly tailored to the cannabis industry.

Bougainville represented that it had an ownership interest in real property located in Washington State used for growing cannabis, and possessed information primarily related to the management and control of cannabis grow operations as conducted in Washington State that included research, development and know how in the cannabis industry. Bougainville also represented that it had an agreement with a I502 Tier 3 license holder in Washington State to operate on the land. The Company and Bougainville's agreement provided that funding provided by the Company would go, in part, towards the joint venture’s ultimate purchase of the land consisting of a one-acre parcel located in Okanogan County, Washington, for joint venture operations.

As disclosed on Form 8-K on December 11, 2017, the Company did not comply with the funding schedule for the joint venture. On November 6, 2017, the Company and Bougainville amended the joint venture agreement to reduce the amount of the Company's commitment to $800,000 and also required the Company to issue Bougainville 15 million shares of the Company's restricted common stock. The Company completed its payments pursuant to the amended agreement on November 7, 2017, and on November 9, 2017, issued to Bougainville 15 million shares of restricted common stock. The amended agreement provided that Bougainville would deed the real property to the joint venture within thirty days of its receipt of payment.

Thereafter, the Company determined that Bougainville had no ownership interest in the property in Washington State, but rather was a party to a purchase agreement for real property that was in breach for non-payment. Bougainville also did not possess an agreement with a Tier 3 I502 license holder to grow Marijuana on the property. Nonetheless, as a result of funding arranged for by the Company, Bougainville and an unrelated third party, Green Ventures Capital Corp., purchased the land. The land is currently pending the payment of delinquent property taxes that would allow for the Okanogan County Assessor to sub-divide the property, so that the appropriate portion could be deeded to the joint venture. Although Bougainville represented it would pay the delinquent taxes, it has not. To date, the property has not been deeded to the joint venture.

To clarify the respective contributions and roles of the parties, the Company also offered to enter into good faith negotiations to revise and restate the joint venture agreement with Bougainville. The Company diligently attempted to communicate with Bougainville in good faith to accomplish a revised and restated joint venture agreement, and efforts towards satisfying the conditions to complete the subdivision of the land by the Okanogan County Assessor. However, Bougainville failed to cooperate or communicate with the Company in good faith, and failed to pay the delinquent taxes on the real property that would allow for sub-division and the deeding of the real property to the joint venture.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

On August 10, 2018, the Company advised its independent auditor that Bougainville did not cooperate or communicate with the Company regarding its requests for information concerning the audit of Bougainville’s receipt and expenditures of funds contributed by the Company in the joint venture agreement. Bougainville had a material obligation to do so under the joint venture agreement. The Company believes that some of the funds it paid to Bougainville were misappropriated and that there was self-dealing with respect to those funds. Additionally, the Company believes that Bougainville misrepresented material facts in the joint venture agreement, as amended, including, but not limited to, Bougainville’s representations that: (i) it had an ownership interest in real property that was to be deeded to the joint venture; (ii) it had an agreement with a Tier 3 # I502 cannabis license holder to grow cannabis on the real property; and, (iii) that clear title to the real property associated with the Tier 3 # I502 license would be deeded to the joint venture thirty days after the Company made its final funding contribution. As a result, on September 20, 2018, the Company filed suit against Bougainville Ventures, Inc., BV-MCOA Management, LLC, Andy Jagpal, Richard Cindric, et al. in Okanogan County Washington Superior Court, case number 18-2- 0045324. The Company’s complaint seeks legal and equitable relief for breach of contract, fraud, breach of fiduciary duty, conversion, recession of the joint venture agreement, an accounting, quiet title to real property in the name of the Company, for the appointment of a receiver, the return to treasury of 15 million shares issued to Bougainville, and, for treble damages pursuant to the Consumer Protection Act in Washington State. The registrant has filed a lis pendens on the real property. The case is currently in litigation.

In connection with the agreement, the Company recorded a cash investment of $1,188,500 to the Joint Venture during 2017. This was comprised of 49.5% ownership of BV-MCOA Management LLC, and was accounted for using the equity method of accounting. The Company recorded an annual impairment in 2017 of $792,500, reflecting the Company’s percentage of ownership of the net book value of the investment. During 2018, the Company recorded equity losses of $37,673 and $11,043 for the first and second quarters respectively, and recorded an annual impairment of $285,986 for the year ended December 31, 2018, at which time the Company determined the investment to be fully impaired due to Bougainville’s breach of contract, including: (i) its failure to communicate and cooperate regarding the Company’s audit; (ii) its misrepresentations concerning its ownership interest in the real property in Okanogan County Washington; (iii) its failure to deed the property to the joint venture within thirty days of payment pursuant to the amended joint venture agreement; and, (iv) its misrepresentation that it possessed an agreement with a Tier 3 license holder to operate on the property.

GateC Joint Venture

On March 17, 2017, the Company and GateC Research, Inc. (“GateC”) entered into a Joint Venture Agreement (“Agreement”) whereby the Company committed to raise up to one and one-half million dollars ($1,500,000) over a six-month period, with a minimum commitment of five hundred thousand dollars ($500,000) within a three (3) month period; and, information establishing brands and systems for the representation of cannabis related products and derivatives comprised of management, marketing and various proprietary methodologies, including but not limited to its affiliate marketing program, directly tailored to the cannabis industry.

GateC agreed to contribute its management and control services and systems related to cannabis grow operations in Adelanto County, California, and its permit to grow marijuana in an approved zone in Adelanto, California. GateC did not own a physical site for its operation in Adelanto County, California, and GateC’s permit to grow cannabis did not contain a conditional use permit.

On or about November 28, 2017, GateC and the Registrant orally agreed to suspend the Company’s funding commitment, pending the finalization of California State regulations governing the growth, cultivation and distribution of cannabis, which were expected to be completed in 2018.

On March 19, 2018, the Company and GateC rescinded the Agreement and concurrently released each other from any all any and all losses, claims, debts, liabilities, demands, obligations, promises, acts, omissions, agreements, costs and expenses, damages, injuries, suits, actions and causes of action, of whatever kind or nature, whether known or unknown, suspected or unsuspected, contingent or fixed, that they may have against each other and their Affiliates, arising out of the Agreement.

The Registrant incurred no termination penalties as the result of its entry into the Recession and Mutual Release Agreement.

In 2017, the Company recorded a debt obligation of $1,500,000 to the Joint Venture and a corresponding impairment charge of $1,500,000 during for year ended December 31, 2017. Upon termination of the material definitive agreement on March 19, 2018, the Company realized a gain on settlement of debt obligation of $1,500,000 during the six months ended June 30, 2018.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The following table indicates the amount of impairments recorded by the Company quarter to quarter for investment activity quarter to quarter related to its joint venture investments:

	INVESTMENTS						SHORT-TERM INVESTMENTS
		Global
	TOTAL	Hemp			Bougainville	Gate C
	INVESTMENTS	Group	Benihemp	MoneyTrac	Ventures, Inc.	Research Inc.	Short-Term Investments	MoneyTrac
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0	$0	$0
Investments made during 2017	3,049,275	10,775	100,000	250,000	1,188,500	1,500,000	0	0

Quarter 03-31-17 equity method Loss	0						0

Quarter 06-30-17 equity method	0						0

Quarter 09-30-17 equity method	(375,000)				(375,000)		0

Quarter 12-31-17 equity method Loss	313,702				313,702		0

Impairment of Investment in 2017	(2,292,500)	0			(792,500)	(1,500,000)	0	0
Balances as of 12/31/17	695,477	10,775	100,000	250,000	334,702	0	0	0

Investments made during 2018	986,654	986,654					0

Quarter 03-31-18 equity method Loss	(37,673)				(37,673)		0

Quarter 06-30-18 equity method Loss	(11,043)				(11,043)		0

Quarter 09-30-18 equity method Loss	(10,422)		(10,422)				0

Quarter 12-31-18 equity method Loss	(31,721)	(31,721)	0				0

Moneytrac investment reclassified to Short-Term investments	(250,000)			(250,000)			250,000	250,000

Unrealized gains on trading securities - 2018	0						560,000	560,000

Impairment of investment in 2018	(933,195)	(557,631)	(89,578)		(285,986)		0
Balance @12-31-18	$408,077	$408,077	$0	$0	$0	$0	$810,000	$810,000

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The following table indicates the amount of debt the Company recorded quarter to quarter as a result of its joint venture investments:

Loan Payable
		Global
	TOTAL	Hemp			Bougainville	Gate C
	JV Debt	Group	Benihemp	MoneyTrac	Ventures, Inc.	Research Inc.
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0

Quarter 03-31-17 loan borrowings	1,500,000					1,500,000

Quarter 06-30-17 loan activity

Quarter 09-30-17 loan borrowings	725,000				725,000

Quarter 12-31-17 loan repayments	(330,445)				(330,445)

Balances as of 12/31/17 (a)	1,894,555	0	0	0	394,555	1,500,000

Quarter 03-31-18 loan borrowings	447,430	447,430

Quarter 06-30-18 cancellation of JV debt obligation	(1,500,000)					(1,500,000)

Quarter 09-30-18 loan activity	0

Quarter 12-31-18 loan borrowings	580,425	580,425

Balance @12-31-18 (b)	$1,422,410	$1,027,855	$0	$0	$394,555	$0

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

NOTE 10 – STOCKHOLDERS’ DEFICIT

 Preferred stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock as of December 31, 2018 and December 31, 2017. As of December 31, 2018, and 2017, the Company has designated and issued 10,000,000 shares of Class A Preferred Stock.

Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

Common stock

The Company is authorized to issue 5,000,000,000 shares of $0.001 par value common stock as of December 31, 2018 and 2017. As of December 31, 2018, and 2017, the Company had 2,561,238,082 and 2,103,464,006, respectively, common shares issued and outstanding.

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

The following table presents information related to stock options at December 31, 2018 (1) :

Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$0.0005	1,000,000,000	6.76	1,000,000,000

The stock-based compensation expense related to option grants was $450,000 and $600,000 during the year ended December 31, 2018 and 2017, respectively .

(1) On February 27, 2019 Charles Larsen and Donald Steinberg cancelled an aggregate of 1,000,000,000 options (See Subsequent Events, Note 15).

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0203 as of December 31, 2018, which would have been received by the warrant holders had those option holders exercised their warrants as of that date.

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

As of December 31, 2018, and 2017, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of December 31, 2018, and 2017, the Company did not have any derivative instruments that were designated as hedges.

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

On August 31, 2017, the Company entered into a joint venture agreement with Global Hemp Group, Inc., a Canadian corporation. Global Hemp Group, Inc. is a related party insofar as its director, Charles Larsen, is a beneficial owner of more than 10% of our common stock, and a former director of the Company. Further, our President and Chief Executive Officer Donald Steinberg is a shareholder in Global Hemp Group.

On May 8, 2018, the Company entered into a joint venture with Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation. The purpose of the joint venture is to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture is in the development stage. On May 30, 2018, the joint venture purchased TTO’s 15% interest in the joint venture for $30,000. Global Hemp Group, Inc. is a related party insofar as its director, Charles Larsen, is a beneficial owner of more than 10% of our common stock, and a former director of the Company. Further, our President and Chief Executive Officer Donald Steinberg is a shareholder in Global Hemp Group.

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

On June 25, 2018, DTTO Funding filed a complaint against the Company for breach of contract related to the Company’s April 20, 2017 convertible promissory note in which DTTO lent the Company $111,111. Principal and interest in the note were, at the election of DTTO, convertible into common shares of the Company. On November 30, 2017, DTTO notified the Company of an election to convert a portion of the note to common shares, but the Company failed to process the conversion. The Company failed to repay principal and interest otherwise due on the maturity date of April 20, 2018. DTTO’s action sought damages against the Company including principal, default interest, liquidated damages, attorney fees and costs in an amount with an alleged present cash value of $1,787,981.10.

The Company filed an answer to the complaint. Thereafter, the Company entered into settlement negotiations with DTTO. In its review of the complaint, the Company determined (i) it had no money to pay damages under the note including principal, interest, liquidated damages, penalties and costs; (ii) it could not fund its litigation related expenses in Texas; (iii) it may be exposed to potential additional attorney fees and costs in the event the Company loses the litigated case; (iv) there was a benefit to obtaining a quick resolution of the litigated case; and, (v) litigating the case would require a significant commitment of personal time and costs for the Company’s affiliates, directors and officers, taking them away from the business of the Company. The Company’s negotiations led to a proposed stipulation for settlement, a court order and joint motion for entry of judgment based on the negotiated settlement. The Company reviewed the terms and determined the total number of shares issuable under the proposed stipulation were reasonable in light of the above noted reasons. the Company, in an exercise of prudent business judgment, determined that entry into the stipulated judgment was reasonable and in the best interests of the shareholders, because settlement would terminate the litigation, allowing the Company to avoid accrual of additional damages under the note recoverable by Plaintiff including interest, liquidated damages, penalties and costs; and, entry into the proposed Stipulation will also end the Company’s obligations to pay for its own legal counsel fees and related litigation fees, which it could afford. On September 4, 2018, after noticed motion, Judge Sam A. Lindsay granted the joint motion and adopted the stipulation to settle the case as the order of the Court. As a result, pursuant to Section 3(a)(10) and the Court’s order, the Company issued 57,676,810 common stock shares in settlement of the litigation with prejudice for at a total value of $1,701,466 and thus eliminating the contingent liability.

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

NOTE 15 – SUBSEQUENT EVENTS

On February 27, 2019, Charles Larsen resigned as a director of the Company.

On February 27, 2019, Donald Steinberg and Charles Larsen canceled all 1,000,000,000 stock options previously issued to them by the Company , representing 100% of all previously issued options. .

Natural Plant Extract of California, Inc.

In early March, 2018, our consultant, Mr. Robert Hymers, a minority owner of Natural Plant Extract of California, Inc. (“NPE”) informally communicated with our affiliates concerning the possible business opportunities between us and NPE. As informal discussions continued, the general terms and scope of a non-binding letter of intent were discussed between us and NPE. On March 18, 2019, our board reviewed, authorized and executed a resolution approving the entry into a non-binding letter of intent with NPE. The letter of intent only set forward a framework for due diligence between us and NPE. The letter of intent was not an offer or material commitment by us, and was completely contingent upon us and NPE entering into a separate formal material definitive agreement.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The letter of intent proposed a joint venture between us and Northern Lights Distribution, LLC, a California limited liability company (“Northern Lights”) and wholly owned subsidiary of NPE. The joint venture was prospectively to be incorporated in California under the name “Viva Buds,” whose business to include the utilization of Northern Lights California cannabis licenses to produce and deliver cannabis products in California under the brand name “Viva Buds.” The terms of the letter of intent proposed that profits from the Viva Buds project would be split evenly between us and Northern Lights. Northern Lights agreed to provide management services regarding delivery and fulfillment of products, and contribute product and inventory. We agreed to provide marketing services and front end client relationship services using our affiliate marketing system and support staff.

From March 18 to April 10-15, 2019, we reviewed the corporate documents, by laws, articles of incorporation, license status, of NPE. We held internal discussions asking questions and receiving answers. We reviewed documents with our accountant and lawyer. After due consideration during this period, a draft material definitive agreement was prepared, circulated and discussed by our board. Based on our interests in developing and expanding our business to operations into the legal cannabis space in the state of California, our board met, reviewed the draft material definitive agreement, and approved it, authorizing its execution along with the ancillary transaction documents, including the joint venture agreement and stock purchase agreement on April 15, 2019. These documents provided for consideration including NPE’s commitment to sell us a 20% ownership in Natural Plant in exchange for two million dollars and our agreement to issue to NPE one million dollars’ worth of our unregistered and restricted common stock.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required financial disclosure.

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of December 31, 2018, under the supervision of our Board of Directors, our Principal Executive Officer and Principal Financial Officer. We conducted the evaluation based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal controls over financial reporting were not effective as of December 31, 2018 due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management’s responsibility to establish and maintain adequate internal control over financial reporting. We intend to refine, expand and further develop and implement our procedures and controls for the current fiscal year.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, because pursuant to the rules of the SEC we are neither an accelerated filer nor a larger accelerated filer.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

MANAGEMENT’S ANNUAL REPORT AND ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s assessment of the effectiveness of its internal control over financial reporting is as of the year ended December 31, 2018. We believe that internal controls over financial reporting are not effective because of (1) a lack of organizational controls that provide us with the ability to provide our auditor with timely documentation concerning our joint ventures’ financial records, that causes us to not be able to effectively close our books in a timely fashion and report to the Commission consistent with its rules and forms; and, (2) a failure to update our disclosures to include accounting standards updates. We consider these to be material weaknesses.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In order to address these material weaknesses, we took the following respective actions: (1) we approved an internal audit sub-committee led by independent director Robert Coale to obtain timely information on a weekly basis on the status of our joint ventures, the respective budgets and expenses and variances on balances. Mr. Coale will report to the Board of Directors on the status of each joint venture, the ability to sell and liquidate inventory and to advise concerning funding. The Company adopted a standardized accounting plan to identify cash disbursements on a weekly basis. Our Chief Financial Officer is responsible for monitoring, reviewing and testing Mr. Coale’s work. We believe this framework will provide an effective preventative control that will allow us to prevent unreasonable delays in the closing of our books in a timely fashion, so that we can file our reports to the Commission consistent with its rules and forms; and, (2) we included as part of our closing process a checklist to review and update accounting standard updates to be reviewed and approved by our Chief Financial Officer and auditor.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

In 1994, Mr. Steinberg developed an interest in the telecom “Callback” business and co-founded “One World Communications.” Mr. Steinberg subsequently traveled the world, opening up 187 training centers in only 9 months, and created an international multi-level-marketing (“MLM”) global sales force selling telecom services. In 2006, Mr. Steinberg formed Club Vivanet as an International MLM, selling a variety of services. In 2009, he merged Club Vivanet with a publicly traded company. In 2008, Mr. Steinberg recognized the emerging opportunities in the medical marijuana industry and changed the name of Club Vivanet to Medical Marijuana Inc. (OTC: MJNA), which is believed to be America’s first publicly traded company in the medical marijuana industry. Mr. Steinberg left Medical Marijuana, Inc. in 2011 and in 2013, Mr. Steinberg launched Global Hemp Group, Inc. (OTC: GBHPF) with Mr. Charles Larsen, as they recognized the momentum building in the emerging global hemp industry. Over the last five years, Mr. Steinberg has followed the developing cannabis business, the new laws and regulations governing it, and business trends in this growing market. Mr. Steinberg has also studied possible banking solutions for the cannabis market. Global Hemp Group, Inc. is a related party insofar as its director, Charles Larsen, is a beneficial owner of more than 10% of our common stock, and a former director of the Company. Further, Mr. Steinberg is a shareholder in Global Hemp Group.

Charles Larsen, Director. Mr. Larsen attended the Pepperdine University Graziadio School of Business in Los Angeles and served in the U.S. Coast Guard from 1981 through 1988. From 1989 through 1991, Mr. Larsen served as operations manager with the Commodity Trading Advisor (CTA) Peskin & Associates in Chicago, Illinois, where his primary duties included organization and management of investment operations, management of client billing, the development of a custom trade order management system, monitoring of trading operations and floor broker communications. From 1991 through 1995, Mr. Larsen served as an implementation consultant for Integrated Decision Systems in Los Angeles, CA. In this capacity, Mr. Larsen implemented portfolio management and trade order management systems, determined operational deficiencies and solutions, and managed custom training programs and development projects. From 1995 through 2006, Mr. Larsen served as Senior Vice President of Operations and Business Development for Tower Asset Management in Beverly Hills, CA. Here, Mr. Larsen managed operations, client billing, daily portfolio reconciliation, compliance and regulatory reporting. Mr. Larsen also was a member of Tower’s Investment Committee and Executive Management Committee. From 2006 through 2007, Mr. Larsen was Chief Operating Officer and Chief Financial Officer at Financial Management Advisors of Century City, CA, where his duties focused on management of operations, finance and compliance. From 2007 to 2009, Mr. Larsen worked for Polaris International Holdings in Huntington Beach, CA focused on the preparation of corporate financials and regulatory compliance. In 2009 Mr. Larsen helped found Medical Marijuana, Inc. and focused on operations, compliance and acquisition sourcing and due diligence. From 2012 through 2013, Mr. Larsen was an independent business consultant serving corporations including Global Payout, Inc., of San Diego, CA and BG Medical Technologies, Inc. of Los Angeles, CA. Beginning in 2013, Mr. Larsen co-founded and remains the President and Chief Executive Officer of Global Hemp Group, Inc. (OTC: GBHPF). With Global Hemp Group, Mr. Larsen’s duties include corporate compliance and administration, hemp and medical marijuana compliance, and business development in Canada and internationally, all positions he continues in as of the date of this filing. From 2013 to the present, Mr. Larsen has been the Company’s co-founder, director and strategic advisor, advising management on public company compliance and administration, business development, medical and recreational marijuana compliance, sourcing, and overall operations on a daily basis. We currently have two ongoing joint ventures with Global Hemp Group. Global Hemp Group, Inc. is a related party insofar as its director, Charles Larsen, is a beneficial owner of more than 10% of our common stock, and a former director of the Company, and our President and Chief Executive Officer Donald Steinberg is a shareholder in Global Hemp Group.

Robert Coale, Director. Mr. Coale is the President of CFS Capital Group, Inc., a firm focused on business consulting, private equity investments, financial and strategic joint venture facilitation, including telecommunications, banking, fund raising, non-profit, retirement, entertainment, licensing, gateway interface/merchant processing, real estate development, and strategic planning. Mr. Coale holds a Master’s in Business Administration, with an emphasis on International Marketing and Strategic Planning from Pepperdine University awarded in 1992; a Bachelor of Science with an emphasis in Finance from the University of Southern California awarded in 1982, and is currently a member of the Advisory Board to Everlert, Inc. (OTC: EVLI).

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

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent(3)
Named Executive Officers and Directors:
Donald Steinberg	499,170,239	19.49
Jesus Quintero	250,000	*
Charles Larsen	373,113,793	14.57
Robert Coale	1,000,000	*
Robert L. Hymers, III(4)	45,734,006	1.76%
All executive officers and directors as a group ( 5 persons)	919 , 268 , 038	35 . 26

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

(4)	Mr. Hymers resigned as director and Chief Financial Officer June 18, 2018.
48

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

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders	1,000,000,000	(4)	$0.0005	—
Total	1,000,000,000		$0.0005	—

(1)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above.

(2)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above. Restricted shares subject to forfeiture have a weighted average exercise price of $0.00.

(3)	The Company equity compensation grants to date have been approved on a grant-by-grant basis, as opposed to under an umbrella equity compensation plan establishing a total number of grants available.

(4)	On February 27, 2019, Donald Steinberg and Charles Larsen cancelled their respective options totaling in the aggregate 1,000,000,000 options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to Item 404(d) of Reg. SK, we have entered into the following related party transactions for the fiscal year ended December 31, 2018:

On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group, Inc., a Canadian corporation, in a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada. The joint venture agreement required us to pay for one-half of the phase 1 costs of the project, which amounted to $13,500. We expect that we will make subsequent contributions to the project, as it moves into succeeding phases. This is a related party transaction because o ur former Director and current affiliate shareholder Charles Larsen is a Director and control person of Global Hemp Group. Additionally, our Director and Officer Donald Steinberg, is a stockholder owning less than 10% of equity in Global Hemp Group, Inc.

On May 8, 2018, the Company entered into a joint venture with Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation. The purpose of the joint venture is to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture is in the development stage. On May 30, 2018, the joint venture purchased TTO’s 15% interest in the joint venture for $30,000. Global Hemp Group, Inc. is a related party insofar as its director, Charles Larsen, is a beneficial owner of more than 10% of our common stock, and a former director of the Company. Further, our President and Chief Executive Officer Donald Steinberg is a shareholder in Global Hemp Group.

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

Date: June 25 , 2019	MARIJUANA COMPANY OF AMERICA, INC.
	By:	/S/ Donald Steinberg Donald Steinberg Principal Executive Officer

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

Name	Title	Date

/S/ Donald Steinberg	Principal Executive Officer	June 25 , 2019
Donald Steinberg

/S/ Jesus M. Quintero	Principal Financial Officer	June 25 , 2019
Jesus M Quintero

/S/ Robert Coale	Director	June 25 , 2019
Robert Coale

