Form 10-Q/A
period 2019-03-31
Marijuana Co of America, Inc.
filed 2019-08-02
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A -2

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

Explanatory Note

This Amendment 2 to the Registrant’s Quarterly Report for the Period ending March 31, 2019 contains additional disclosures under Note 3, Summary of Significant Accounting Policies, Subsequent Events, Item 2, Management Discussion and Analysis, and Item 4, Control and Procedures.

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets as of March 31, 2019 (unaudited) and December 31, 2018 (audited)	3

		Condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (unaudited)	4

		Condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2019 and 2018(unaudited)	5

		Condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 (unaudited)	7

		Notes to condensed consolidated financial statements (unaudited)	8-25

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-37
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	37
	ITEM 4.	Controls and Procedures	37

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	39
	ITEM 1A.	Risk Factors	40-49
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
	ITEM 3.	Defaults Upon Senior Securities	53
	ITEM 4.	Mine Safety Disclosures	53
	ITEM 5.	Other Information	53
	ITEM 6.	Exhibits	53

	SIGNATURES		54

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

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended March 31,
	2019	2018
REVENUES:
Sales	$113,271	$19,010
Related party sales	1,539	—
Total Revenues	114,810	19,010
Cost of sales	39,878	10,446

Gross Profit	74,932	8,564

OPERATING EXPENSES:
Selling, general and administrative expenses	987,341	301,479
Depreciation	1,696	1,393
Total operating expenses	989,037	302,872

Net loss from operations	(914,105)	(294,308)

OTHER INCOME (EXPENSES):
Interest expense, net	(436,282)	(730,746)
Loss on equity investment	( 59 ,541)	(37,673)
(Loss) Gain on change in fair value of derivative liabilities	(2,687,449)	5,056,686
Unrealized Loss on trading securities	(135,000)	—
Gain on settlement of debt	—	156,389
Total other income (expense)	(3,318,272)	4,445,106

(Loss) income before income taxes	(4,232,377)	4,150,798

Income taxes (benefit)	—	—

NET INCOME (LOSS)	$(4,232,377)	$4,150,798

Income (loss) per common share, basic	$(0.002)	$0.002

Weighted average number of common shares outstanding, basic and diluted	2,326,751,396	2,122,103,506

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

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,232,377)	$4,150,799
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,696	1,393
Amortization of debt discount	495,438	502,682
Non cash interest	436,282	187,861
Unrealized Loss on trading securities	135,000	—
Loss (Gain) on change in fair value of derivative liabilities	2,687,449	(5,056,686)

Stock based compensation	254,200	(312,400)
Gain on settlement of debt	—	(156,839)
Loss on equity investment	59 ,541	37,673
Changes in operating assets and liabilities:
Accounts receivable	(31,118)	1,149
Inventory	(44,677)	65,210
Other current assets	(62,591)	—
Accounts payable	69,278	17,329
Accrued liabilities	36,438	—
Accrued Compensation	(11,657)	195,000
Net cash used in operating activities	(207,098)	(497,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(290,260)	—
Purchase of property and equipment	(2,332)	(4,202)
Net cash used in investing activities	(292,592)	(4,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	649,575	400,000
Proceeds from issuance of notes payable, related party	—	21,706
Proceeds from sale of common stock	—	—
Net cash provided by financing activities	649,575	421,706

Net increase (decrease) in cash	149,885	(79,746)

Cash-beginning of period	359,577	249,831
Cash-end of period	$509,462	$170,085

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

Non cash financing activities:
Common stock issued in settlement of convertible notes payable	$462,714	$382,652

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principal is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted FASB ASC Topic 606 for our reporting period as of the year ended December 31, 2017, which made our implementation of FASB ASC Topic 606 effective in the first quarter of 2018. We decided to implement the modified retrospective transition method to implement FASB ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, we applied the new standards to all new contracts initiated on/after the effective date. We also decided to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. For the quarter ended March 31, 2019, there were no incomplete contracts. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

Contracts included in our application of FASB ASC Topic 606, for the quarter ended March 31, 2019, consisted solely of sales of our hempSMART™ products made by our sales associates and by us directly through our web site. Regarding our offered financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended 2017 and 2018, or for the quarter ended March 31, 2019.

In accordance with FASB ASC Topic 606, Revenue Recognition, we are of the opinion that none of our hempSMART™ product sales or offered consulting service, as each are discussed below, have a significant financing component. Our opinion is based upon the transactional basis for our product sales, with revenue recognized upon customer order, payment and shipment, which occurs concurrently. Our evaluation of the length of time between the customer order, payment and shipping is not a significant financing component, because shipment occurs the same day as the order is placed and payment made by the customer. Our evaluation of our consulting services is based upon recognizing revenue as the services are performed for a determinable price per hour. We only recognize revenues as we incur and charge billable hours. Because our hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, we are of the opinion that such arrangements are not an indicator of a vendor or customer based significant financing, that would materially change the amount of revenue we recognize under the contract or would otherwise contain a significant financing component under FASB ASC Topic 606.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Product Sales

Revenue from product sales, including delivery fees, is recognized when (1) an order is placed by the customer; (2) the price is fixed and determinable when the order is placed; (3) the customer is required to and concurrently pays for the product upon order; and, (4) the product is shipped. The evaluation of our recognition of revenue after the adoption of FASB ASC 606 did not include any judgments or changes to judgments that affected our reporting of revenues, since our product sales, both pre and post adoption of FASB ASC 606, were evaluated using the same standards as noted above, reflecting revenue recognition upon order, payment and shipment, which all occurs concurrently when the order is placed and paid for by the customer, and the product is shipped. Further, given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales is fixed and determinable at the time the customer places the order, and there is no delay in shipment, we are of the opinion that our product sales do not indicate or involve any significant customer financing that would materially change the amount of revenue recognized under the sales transaction, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606.

Consulting Services

We also offer professional services for financial accounting, bookkeeping or real property management consulting services based on consulting agreements. As of the date of this filing, we have not entered into any contracts for any financial accounting, bookkeeping and/or real property management consulting services that have generated reportable revenues as of the years ended 2017 and 2018 or the quarter ended March 31, 2019. We intend and expect these arrangements to be entered into on an hourly fixed fee basis.

For hourly based fixed fee service contracts, we intend to utilize and rely upon the proportional performance method, which recognizes revenue as services are performed. Under this method, in order to determine the amount of revenue to be recognized, we will calculate the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable. We only recognize revenues as we incur and charge billable hours. Because our hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, we are of the opinion that such arrangements are not an indicator of a vendor or customer based significant financing, that would materially change the amount of revenue we recognize under the contract or would otherwise contain a significant financing component under FASB ASC Topic 606.

The Company determined that upon adoption of ASC 606 there were no adjustments converting from ASC 605 to ASC 606 because product sales revenue is recognized upon customer order, payment and shipment, which occurs concurrently, and our consulting services offered are fixed and determinable and are only earned and recognized as revenue upon actual performance.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability, on a discounted basis, and a right-of-use asset for substantially all leases, as well as additional disclosures regarding leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provides an optional transition method of applying the new lease standard. Topic 842 can be applied using either a modified retrospective approach at the beginning of the earliest period presented, or as permitted by ASU 2018-11, at the beginning of the period in which it is adopted.

We adopted this standard using a modified retrospective approach on January 1, 2019. The modified retrospective approach includes a number of optional practical expedients relating to the identification and classification of leases that commenced before the adoption date; initial direct costs for leases that commenced before the adoption date; and, the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

The Company elected the package of practical expedients permitted under ASC 842 allowing it to account for its existing operating lease that commenced before the adoption date as an operating lease under the new guidance without reassessing (i) whether the contract contains a lease; (ii) the classification of the lease; or, (iii) the accounting for indirect costs as defined in ASC 842.

In considering its qualitative disclosure obligations under ASC 842-20-50-3, the Company examined its one lease for office space that has a fixed monthly rent with no variable lease payments and no options to extend. The lease is for an office space with no right of use assets. The lease does not provide for terms and conditions granting residual value guarantees by the Company, or any restrictions or covenants imposed by the lease for dividends or incurring additional financial obligations by the Company. The Company also elected a short-term lease exception policy and an accounting policy to not separate non-lease components from lease components for our facility lease, as we determined our right of use asset to be zero.

Consistent with ASC 842-20-50-4, for the Company's March 31, 2019, quarterly financial statements, the Company calculated its total lease cost based solely on its monthly rent obligation. The Company had no cash flows arising from its lease, no finance lease cost, short term lease cost, or variable lease costs. Our office lease does not produce any sublease income, or any net gain or loss recognized from sale and leaseback transactions. As a result, the Company did not need to segregate amounts between finance and operating leases for cash paid for amounts included in the measurement of lease liabilities, segregated between operating and financing cash flows; supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets; weighted-average calculations for the remaining lease term; or the weighted-average discount rate.

The adoption of this guidance resulted in no significant impact to our results of operations or cash flows.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Subsequent Events

Essence Farms Joint Venture Non-Binding Letter of Intent.

On May 7, 2019, the Company signed a non-binding Letter of Intent with Essence Farms, LLC (“Essence”) to form a joint venture called Riverside Hemp Project to operate farming operations in California for the purpose of growing, cultivating, and harvesting legal industrial hemp for sale. The transaction is pending completion of a material definitive agreement. Essence maintains legal title to certain assets including, but not limited to: (i) city and state licenses for the growth and sale of hemp; (ii) means for the development of hemp growth, cultivation and production; and, (iii) 500 usable acres of land in Riverside County, California that has sufficient water, power and is sufficiently prepared for hemp cultivation. The non-binding letter of intent provides that the Company will provide hemp seeds, genetics, management of operations, and standard operating procedures for the project, including harvesting, manufacturing, extraction and distribution. Essence will provide its city and state licenses for the growth and sale of hemp from the project, and will assist in developing and securing distribution for industrial food service and retail aspects for the project. Essence will also provide use of its 500 usable acres of land in Riverside County, California that has sufficient water, power and is sufficiently prepared for hemp cultivation for the project. The project is pending completion of a material definitive agreement that will detail the Company’s current and future commitments. The parties preliminary understand the structure of the project to be incorporated in California, consisting of one million authorized common shares. Of the authorized shares, the Parties agree that 80% shall be issued to the Company and that 20% shall be issued to Essence. The Parties agree, on an ongoing basis, that the Company shall receive 80%, and that Essence shall receive 20% of the return of net profits on an ongoing basis. The Company commits to issuing to Essence $500,000 worth of its common stock with non-dilutive rights for a period of 12 months from the effective date of the letter of intent, and raising one million dollars in cash to cover startup costs and expenses based on an agreed “use of proceeds” budget.

Unicast Equities Contract

On May 1, 2019, the Company entered into a material definitive agreement with Unicast Equities, LLC and its affiliate Grantchester Equity, Ltd. to obtain a listing on the Vienna Stock Exchange for hempSMART, Ltd., a UK corporation and our wholly owned subsidiary, through a Luxembourg based holding company. We filed Form 8-K on May 3, 2019. The agreement provides that Unicast and Grantchester will provide consulting and advisory services to help us apply for a listing on the Vienna Stock Exchange. The process will include Unicast and Grantchester advising us in the creation of a Luxemborg domiciled holding company which will serve as a listing vehicle for hempSMART, Ltd. Unicast and Grantchester are independent contractors who will also advise us on regulatory and compliance matters.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

The contract provided that the Company make an initial $50,000 payment, which the Company paid, and an additional $40,000 payment within thirty days of the contract date of May 1, 2019, which the Company failed to pay, and is in breach of this contract. The Company and Unicast are currently in negotiations to reform the payment schedule and contract amount.

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

The Company accounts for its investment in MoneyTrac Technology, Inc. at estimated market fair value using the market price for the publicly traded shares under the ticker symbol “GOHE” as listed on OTC Markets as an indicator of fair market value. As of March 31, 2019, and December 31, 2018, the balance of this investment was $675,000 and $810,000, respectively and was classified as a short-term investment as of for both periods.

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

On April 24, 2019, the Company appointed Edward Manolos as an independent director; the Company filed Form 8-K on April 24, 2019.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Unicast Equities Contract

On May 1, 2019, the Company entered into a material definitive agreement with Unicast Equities, LLC and its affiliate Grantchester Equity, Ltd. to obtain a listing on the Vienna Stock Exchange for hempSMART, Ltd., a UK corporation and our wholly owned subsidiary, through a Luxembourg based holding company. We filed Form 8-K on May 3, 2019. The agreement provides that Unicast and Grantchester will provide consulting and advisory services to help us apply for a listing on the Vienna Stock Exchange. The process will include Unicast and Grantchester advising us in the creation of a Luxemborg domiciled holding company which will serve as a listing vehicle for hempSMART, Ltd. Unicast and Grantchester are independent contractors who will also advise us on regulatory and compliance matters.

The contract provided that the Company make an initial $50,000 payment, which the Company paid, and an additional $40,000 payment within thirty days of the contract date of May 1, 2019, which the Company failed to pay, and is in breach of this contract. The Company and Unicast are currently in negotiations to reform the payment schedule and contract amount.

On May 1, 2019, the Company mailed a corporate update letter and information sheet to its shareholders; the Company filed Form 8-K on May 1, 2019.

Essence Farms Joint Venture Non-Binding Letter of Intent.

On May 7, 2019, the Company signed a non-binding Letter of Intent with Essence Farms, LLC (“Essence”) to form a joint venture called Riverside Hemp Project to operate farming operations in California for the purpose of growing, cultivating, and harvesting legal industrial hemp for sale. The transaction is pending completion of a material definitive agreement. Essence maintains legal title to certain assets including, but not limited to: (i) city and state licenses for the growth and sale of hemp; (ii) means for the development of hemp growth, cultivation and production; and, (iii) 500 usable acres of land in Riverside County, California that has sufficient water, power and is sufficiently prepared for hemp cultivation.

The non-binding letter of intent provides that the Company will provide hemp seeds, genetics, management of operations and standard operating procedures for the project, including harvesting, manufacturing, extraction and distribution. Essence will provide its city and state licenses for the growth and sale of hemp from the project, and will assist in developing and securing distribution for industrial food service and retail aspects for the project. Essence will also provide use of its 500 usable acres of land in Riverside County, California that has sufficient water, power and is sufficiently prepared for hemp cultivation for the project.

The project is pending completion of a material definitive agreement that will detail the Company’s current and future commitments. However, based upon the non-binding letter of intent, the parties preliminarily understand that the project will be incorporated in California, consisting of one million authorized common shares. Of the authorized shares, the Parties preliminarily agree that 80% shall be issued to the Company and that 20% shall be issued to Essence. The Parties non-binding letter of intent also contains the understanding that, on an ongoing basis, the Company shall receive 80%, and that Essence shall receive 20% of the return of net profits on an ongoing basis. As additional consideration, the Company preliminarily agreed to commit to issuing to Essence $500,000 worth of its common stock with non-dilutive rights for a period of 12 months from the effective date of the letter of intent, and raising one million dollars in cash to cover startup costs and expenses based on an agreed “use of proceeds” budget.

As of the date of this filing, the project is pending completion and execution of a material definitive agreement.

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

Global Hemp Group, Inc. Joint Venture; On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group Inc., a Canadian corporation, in a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada. The joint venture’s goal is to develop a “Hemp Agro-Industrial Zone”, a concept that promotes and engages farmers, processors and manufacturers to collaboratively produce and process 100% of the hemp plant into a number of wholesale materials that can be manufactured into healthy and sustainable products. The “HAIZ” will be surrounded by hemp production thereby minimizing the cost of expensive transportation to distant processing facilities. The “Hemp Agro-Industrial Zone” has a goal of producing social and environmental benefits to the communities where they operate. These zones are envisioned to prospectively create jobs for farmers, foster rural development, provide the opportunity to develop more sustainable products of superior quality and help support Global Hemp Group’s commitment to creating a carbon free economy. The first phase of the project involved lab testing in support of the trials. The Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick (“CCNB”) intends to assist Global Hemp Group in research on its ongoing industrial hemp trials in the region, and to perform laboratory tests in support of these trials. These tests will provide information to validate agronomic and key yield data in preparation of a large-scale industrial development project that will involve processing of the full plant: grain, straw, flowers and leaves, scheduled to begin in 2018. The results of these tests will also be used in discussions with farmers of the region to refine a hemp-based farming model, and to mobilize additional farmers for the next growing season. Our participation included providing one-half, or $10,775 of the funding for the phase one work. On January 10, 2018, phase-one was completed by successfully cultivating industrial hemp during the 2017 growing season for research purposes. The objective of phase one was to re-introduce hemp into the area and ensure that it could be productive under New Brunswick growing conditions prior to significantly increasing cultivation acreage and building a hemp processing facility in the region, in future phases of the project. As a result of our participation in the joint venture, we will share in the ownership of research and development of hemp and CBD related studies produced by the New Brunswick Project, and, in the event Canadian laws governing the growing, harvesting, manufacturing and production of products containing hemp and CBD change (as expected, but not guaranteed) in 2018, we would benefit from possible preferred pricing and terms for the purchase of hemp and CBD that would enable us to further conduct its business and research and development into hemp and CBD products. Our joint venture with Global Hemp Group regarding the New Brunswick project is a related party transaction insofar as its director, Charles Larsen, is a beneficial owner of more than 10% of our common stock, and a former director of the Company, and our President and Chief Executive Officer Donald Steinberg is a shareholder in Global Hemp Group.

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

The following table indicates the amount of impairments recorded by the Company quarter to quarter for investment activity quarter to quarter related to its joint venture investments:

MARIJUANA COMPANY OF AMERICA, INC.
INVESTMENT ROLL-FORWARD
AS OF MARCH 31, 2019	INVESTMENTS
		Global
	TOTAL	Hemp			Bougainville	Gate C
	INVESTMENTS	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0
Investments made during 2017	3,049,275	10,775	100,000	250,000	1,188,500	1,500,000

Quarter 03-31-17 equity method Loss	0

Quarter 06-30-17 equity method Loss	0

Quarter 09-30-17 equity method Loss	(375,000)				(375,000)

Quarter 12-31-17 equity method accounting	313,702				313,702

Impairment of Investment in 2017	(2,292,500)	0			(792,500)	(1,500,000)
Balances as of 12/31/17	695,477	10,775	100,000	250,000	334,702	0

Investments made during 2018	986,654	986,654

Quarter 03-31-18 equity method Loss	(37,673)				(37,673)

Quarter 06-30-18 equity method Loss	(11,043)				(11,043)

Quarter 09-30-18 equity method Loss	(10,422)		(10,422)

Quarter 12-31-18 equity method Loss	(31,721)	(31,721)	0

Moneytrac investment reclassified to Short-Term investments	(250,000)			(250,000)

Unrealized gains on trading securities - 2018	0

Impairment of investment in 2018	(933,195)	(557,631)	(89,578)		(285,986)
Balance @12-31-18	$408,077	$408,077	$0	$0	$0	$0

Investments made during quarter ended 03-31-19	129,040	129,040

Quarter 03-31-19 equity method Loss	(59,541)	(59,541)

Unrealized gains on trading securities - quarter ended 03-31-19	0
Balance @03-31-19	$477,576	$477,576	$0	$0	$0	$0

The following table indicates the amount of debt the Company recorded quarter to quarter as a result of its joint venture investments:

Loan Payable

		Global			Bougainville	Gate C	General
	Total JV Debt	Hemp Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Operating Expense
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0	$0

Quarter 03-31-17 loan borrowings	1,500,000					1,500,000

Quarter 06-30-17 loan activity

Quarter 09-30-17 loan borrowings	725,000				725,000

Quarter 12-31-17 loan repayments	(330,445)				(330,445)

General operational expense	172,856						172,856
Balances as of 12/31/17 (a)	2,067,411	0	0	0	394,555	1,500,000	172,856

Quarter 03-31-18 loan borrowings (payments)	376,472	447,430					(70,958)

Quarter 06-30-18 cancellation of JV debt obligation	(1,500,000)					(1,500,000)

Quarter 06-30-18 loan repayments	(101,898)						(101,898)

Quarter 09-30-18 loan activity	0

Quarter 12-31-18 loan borrowings	580,425	580,425
Balance @12-31-18 (b)	$1,422,410	$1,027,855	$0	$0	$394,555	$0	$0

Quarter 03-31-19 loan borrowings	649,575	649,575
Quarter 03-31-19 debt conversion to equity	(407,192)	($407,192)
Balance @03-31-19	$1,664,793	$1,270,238	$0	$0	$394,555	$0	$0

	03-31-19	12-31-18	12-31-17
This includes balances for:	Note (c)	Note (b)	Note (a)
- Debt obligation of JV	128,522	289,742	1,500,000
- Convertible NP, net of discount	1,536,271	1,132,668	394,555
- Longterm debt	0	0	172,856
Total Debt balance	1,664,793	1,422,410	2,067,411

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

Loss on equity investment

During the three months ended March 31, 2019 and 2018, we adjusted the carry value of our investment for our pro rata share of equity investment of $ 59 ,541 and $37,673, respectively.

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

Management is responsible for establishing and maintaining adequate disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely and reliable financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America.

As of the quarter ended March 31, 2019, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures, to determine the existence of any material weaknesses or significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Management identified the following material weakness which has caused management to conclude that, as of March 31, 2019, our disclosure controls and procedures were not effective:

(1) a lack of organizational controls designed to allow us to gather and provide our auditor timely documentation concerning our joint ventures’ financial records. This material weakness causes us to not be able to provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and effectively close our books in a timely fashion and report to the Commission consistent with its rules and forms.

Management also identified the following significant deficiency:

(2) a procedural failure to update our disclosures to include relevant accounting standards updates.

Changes in Internal Control over Financial Reporting.

In order to address the material weakness and significant deficiency, we made the following changes to our internal control over financial reporting:

(1) After our year ended December 31, 2018, we considered and approved on May 28, 2019, an internal audit sub-committee, led by independent director Robert Coale, to obtain timely information on a weekly basis on the status of our joint ventures, the respective budgets and expenses and variances on balances. Mr. Jesus Quintero, our Chief Financial Officer, has monitored, reviewed and to the extent he deemed prudent, tested Mr. Coale’s work since inception of the internal audit sub-committee. Mr. Coale has reported to the Board of Directors on the status of each joint venture on a weekly basis, along with a discussion of the ability to sell and liquidate inventory and to also advised concerning funding. Although we believe our implementation of this framework will provide an effective preventative control that will allow us to provide our auditor timely information about our joint ventures so that we can close our books in a timely fashion and file our reports to the Commission consistent with its rules and forms, our internal sub-committee has been operational for approximately one month, and so our evaluation of its effectiveness is not complete and will require further review, assessment and disclosure. This material weakness remains unremedied.

(2) We included as part of our closing process a checklist to review and update accounting standard updates to be reviewed and approved by our Chief Financial Officer and auditor for inclusion in our Commission filings. We expect that this measure will insure that our disclosures include the appropriate accounting standards updates and remedy the significant deficiency. Therefore, we believe this significant deficiency to be remedied.

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

We have applied for a trademark for our hempSMART™ brand name. Before passage of the Farm Bill, we were uncertain that we could obtain patent or trademark protection for our products Because hemp derived CBD was considered an illegal Schedule 1 drug under federal law. With the passage of the Farm Bill, we may be able to overcome these uncertainties, since hemp containing less than ..03% THC is no longer a Schedule 1 drug under the CSA. However, we cannot guarantee more favorable treatment and the failure to obtain trademark protection may materially impact our brand establishment, sales and good will.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Global Hemp Group, Inc. TTO Enterprises, Inc. Company Joint Venture Agreement(1)
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1**	Essence Farms Letter of Intent

**       Filed herewith

***       Furnished Herewith

(1)       Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2 , 2019

MARIJUANA COMPANY OF AMERICA, INC.

By:	/S/ Donald Steinberg
Donald Steinberg
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Jesus M. Quintero
Jesus M. Quintero
Chief Financial Officer
(Principal Financial and Accounting Officer)

