Form 10-K/A
period 2018-12-31
Marijuana Co of America, Inc.
filed 2019-08-09
CIK 1078799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A- 2

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

Consulting Services

We also provide financial accounting and property management services for companies associated with the cannabis industry in all stages of development. Our services include the following:

  Financial Accounting and Bookkeeping. Our business accounting services provide financial accounting, bookkeeping and reporting protocols in order to allow licensed cannabis and/or hemp operators, in those states where cannabis has been legalized for medicinal and/or recreational use, to report collect, verify and state effective financial records and disclosure. We provide a comprehensive accounting strategy based on best accounting practices. We understand the challenges and complexities of financial accounting in the regulated commercial cannabis market and we have the expertise to help client businesses report their financial operations consistent with GAAP. As of the date of this filing, we have not offered any consulting, bookkeeping or financial accounting consulting services that have generated reportable revenues as of 2017 and 2018.
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

The following table indicates the amount of impairments recorded by the Company quarter to quarter for investment activity quarter to quarter related to its joint venture investments:

	INVESTMENTS						SHORT-TERM INVESTMENTS
		Global
	TOTAL	Hemp			Bougainville	Gate C
	INVESTMENTS	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Short-Term Investments	MoneyTrac
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0	$0	$0
Investments made during 2017	3,049,275	10,775	100,000	250,000	1,188,500	1,500,000	0	0

Quarter 03-31-17 equity method Loss	0						0

Quarter 06-30-17 equity method	0						0

Quarter 09-30-17 equity method	(375,000)				(375,000)		0

Quarter 12-31-17 equity method Loss	313,702				313,702		0

Impairment of Investment in 2017	(2,292,500)	0			(792,500)	(1,500,000)	0	0
Balances as of 12/31/17	695,477	10,775	100,000	250,000	334,702	0	0	0

Investments made during 2018	986,654	986,654					0

Quarter 03-31-18 equity method Loss	(37,673)				(37,673)		0

Quarter 06-30-18 equity method Loss	(11,043)				(11,043)		0

Quarter 09-30-18 equity method Loss	(10,422)		(10,422)				0

Quarter 12-31-18 equity method Loss	(31,721)	(31,721)	0				0

Moneytrac investment reclassified to Short-Term investments	(250,000)			(250,000)			250,000	250,000

Unrealized gains on trading securities - 2018	0						560,000	560,000

Impairment of investment in 2018	(933,195)	(557,631)	(89,578)		(285,986)		0
Balance @12-31-18	$408,077	$408,077	$0	$0	$0	$0	$810,000	$810,000

The following table indicates the amount of debt the Company recorded quarter to quarter as a result of its joint venture investments:

Loan Payable
	TOTAL	Global			Bougainville	Gate C	General
	JV Debt	Hemp Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Operating Expense
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0	$0

Quarter 03-31-17 loan borrowings	1,500,000					1,500,000

Quarter 06-30-17 loan activity

Quarter 09-30-17 loan borrowings	725,000				725,000

Quarter 12-31-17 loan repayments	(330,445)				(330,445)

General operational expense	172,856						172,856
Balances as of 12/31/17 (a)	2,067,411	0	0	0	394,555	1,500,000	172,856

Quarter 03-31-18 loan borrowings (payments)	376,472	447,430					(70,958)

Quarter 06-30-18 cancellation of JV debt obligation	(1,500,000)					(1,500,000)

Quarter 06-30-18 loan repayments	(101,898)						(101,898)

Quarter 09-30-18 loan activity	0

Quarter 12-31-18 loan borrowings	580,425	580,425

Balance @12-31-18 (b)	$1,422,410	$1,027,855	$0	$0	$394,555	$0	$0

Quarter 03-31-19 loan borrowings	649,575	649,575
Quarter 03-31-19 debt conversion to equity	(407,192)	($407,192)

Balance @03-31-19	$1,664,793	$1,270,238	$0	$0	$394,555	$0	$0

	03-31-19	12-31-18	12-31-17
This includes balances for:	Note (c)	Note (b)	Note (a)
- Debt obligation of JV	128,522	289,742	1,500,000
- Convertible NP, net of discount	1,536,271	1,132,668	394,555
- Longterm debt	0	0	172,856
Total Debt balance	1,664,793	1,422,410	2,067,411

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

See the accompanying notes to these audited consolidated financial statements

The following is a tabular breakdown of expenses related to Selling, General and Administrative Expenses:

MARIJUANA COMPANY OF AMERICA, INC.
VARIANCE ANALYSIS OF G&A EXPENSES
2018 vs 2017

G&A Expense acct	2018	2017	Variance
Stock Based Compensation (1)	1,052,425	18,108,832	(17,056,407)
Officer's Compensation	698,675	1,248,000	(549,325)
Marketing/Media	584,008	49,839	534,169
Consulting fees	368,185	1,133,109	(764,925)
Legal expense	226,205	317,703	(91,498)
Investor Relations	220,205	109,799	110,406
Admin Compensation	216,595	0	216,595
Independent contractor	104,223	90,750	13,473
Advertising and Promotion	70,970	77,552	(6,582)
UK Contract Compensation	65,259	0	65,259
Audit Fee	38,384	16,000	22,384
Board of Director Fees	34,500	0	34,500
Bank Service Charges	25,971	3,999	21,972
Accounting	23,077	0	23,077
Rent Expense	21,986	10,827	11,159
Special Events	14,177	0	14,177
Office Supplies	13,433	0	13,433
Software	12,294	0	12,294
Marketing Compensation	11,600	0	11,600
Wholesale Commissions	11,558	0	11,558
Fees/Licensing	2,003	29,473	(27,470)
All other expenses, net	164,761	76,874	87,887
Total G & A expenses	3,980,493	21,272,758	(17,292,264)

Our administrative compensation costs increased from $0 to $216,595 in 2017 to 2018 respectively, this increase was due to our hiring additional employees and the administrative expansion of our corporate offices. Marketing/Media increased from $49,839 in 2017 to $584,008 in 2018, an increase of $534,169. This increase is due to our product marketing expansion, media costs related to the development and production of a television commercial, and establishing and expanding our marketing/media efforts in the UK. Our costs for investor relations increased from $109,799 in 2017 to $220,205 in 2018. This was due to increased costs related to Network Newswire for consulting on our press releases and publicity. We had material reductions in our costs associated with stock based compensation from $18,108,832 in 2017 to $1,052,425 in 2018. This reduction was the result of a lower price for our common stock in 2018, which led to a decrease in expense for stock issuances for services in 2018, as well as fewer stock awards issued during 2018. The company had several in the development stage in 2017 and thus issued stock to incentivize its contractors and employees to develop operations, which were fully operational in 2018. We also had a material reductions in our officer’s compensation and consulting fees, from $1,248,000 in 2017 to $698,675 in 2018, and $1,133,109 in 2017 to $368,185 in 2018 respectively. These decreases were due to our lack of cash in 2017 to compensate our officers and consultants. We had an increase in Board of Directors fees of $34,500 in 2018 compared to $0 in 2017. This increase was due to appointing and paying our new independent directors in 2018. Overall, our general and administrative costs from 2017 to 2018 were reduced from $21,272,758 to $3,980,493, respectively.

(1) The $(17,056,407) reduction in stock based compensation in 2018, as compared to 2017, resulted from our issuance of an aggregate amount of $17,397,500 director and officer bonuses for 2017, compared to a corresponding issuance of $422,000 for 2018. Our 2017 stock based bonus compensation, as compared to 2018, for officers and directors were:

Officer and Director	2017	2018
Donald Steinberg	6,439,000	0
Charles Larsen	6,439,000	0
Robert L. Hymers, III	4,519,500	422,000

The 2017 stock compensation bonuses were issued by the Board of Directors pursuant to our Equity Incentive Plan and executive contracts with our directors and officers. Pursuant to our Equity Incentive Plan, which was implemented in 2017, the Company has discretion to make stock awards to its affiliates for past services, in lieu of bonus or other cash compensation, for directors’ compensation or for any other valid purpose. At December 31, 2017, we reviewed the performance of our affiliates, and in making the 2017 awards, determined the awards justified because our affiliates:

1.	Worked successfully to complete a two-year PCAOB audit of our books and records in advance of, and as a prerequisite to, our filing of Form 10-12g with the Commission;
2.	Successfully negotiated the the conversion of $131,110 in outstanding debt into restricted common stock, which increased our solvency and strengthened our capital structure;
3.	Successfully negotiated for our acquisition of cash and other assets in the amount of $240,085;
4.	Sucessfully conducted a private placement of our restricted common stock during 2016 and 2017 which generated $574,500 in operating capital for the Company;
5.	Provided loans to the Company during 2015 and 2016 in the aggregate amount of $93,142, and chose to convert the debt into restricted common stock, increasing the equity of the Company and reducing the debt at the personal expense of the Officers and directors;
6.	Successfully transitioned our Company from a development stage company to a revenue producing company;
7.	Successfully developed, managed and supervised the development of our first hempSMART™ product, hempSMART™ Brain;
8.	Implemented a new multi-level marketing backend system to support the distribution and marketing of the hempSMART™ brand;
9.	Successfully negotiating the settlement of 45.5 million shares that were issued prior to the Company changing its business model to Marijuana Company of America without entering litigation. Settling outside of court protected the Company from potential costly litigation. The cancellation of these shares and their corresponding return to treasury helped to decrease the potential chance of dilution to the Company’s stock holders;
10.	Did not receive any cash compensation from their employment contracts from inception.

Our Equity Plan issuances to affiliates as of December 31, 2018 decreased by 16,975,500. This was due to the Company emerging from being a development stage company to a revenue producing company, and was operational and paying fixed salaries.

The balance of our in stock based compensation in 2018, as comparted to 2017 was for consulting services as follows:

Consultant Name	2017 Stock-Based Compensation	2018 Stock-Based Compensation	Variance	Nature of Consulting Services Provided
PYP Enterprises	89,500	30,000	(59,500)	Marketing services; strategic advisory board; operations management hempSMART™
David Cook	189,500	175,000	(14,500)	hempSMART™ Product development; hempSMART™ Brain
Ronald Ryan	189,500	175,000	(14,500)	Management support services for Bougainville joint venture
Robert Peak and Robert Cronin	242,832	0	(242,832)	Business consulting; multi-level marketing.
Caren Glasser	0	60,900	60,900	Business consulting operations for hempSMART™
Casey Eberhart	0	64,895	64,895	Consultant for multi-level marketing.
Paula Vetter	0	9,905	9,905	Medical advisory specialist for hempSMART™
Lauren Regler	0	10,000	10,000	Web Site design and maintenance.
John Justin-Davis	0	19,950	19,950	Medical Advisory Board services.
Jesus Quintero	0	8,675	8,675	CFO contract engagement.
Ian Harvey	0	500	500	International business consulting and marketing services.
Vanessa Hunter	0	1,000	1,000	Marketing design consulting services.
Sam Rosenberg	0	72,600	72,600	Inventory management.
Trevor Muehlfelder	0	2,000	2,000	Operations consulting.

The objective outcomes resulting from the consulting services are summarized as follows:

•	The adoption and implementation of our business plans from 2016 through 2018 required professional consulting services allowing us to develop and implement our multi-level marketing and sales business plan. This involved vetting and selecting appropriate multi-level marketing ecommerce and marketing technology solutions, developing strategies to market our multi-level marketing sales and vetting and working with solutions providers in the programming, designing and administration of multi-level marketing sales platforms. Our business consulting and marketing personnel, including Mr. Muehlfelder, Ms. Hunter, Mr. Rosenberg, Ms. Regler, Mr. Eberhart, PYP Enterprises, Ms. Glasser and Messrs. Peak and Cronin all consulted to identify multi-level service providers in sales, marketing and accounting; vet those providers and consult with us to select and implement the various ecommerce sales, accounting and product delivery methodologies.
•	In order to implement our business plans regarding hempSMART,™ we needed to develop products,marketing strategies, and select appropriate manufacturers and distribution services. Mr. Cook provided product development services in conjunction with services provided by our advisory board members, Ms. Vetter and Mr. Justin-Davis, and the marketing design consultation services of Ms. Hunter, Ms. Regler, Ms. Glasser and PYP Enterprises, and the inventory management consulting of Mr. Rosenberg.
•	Mr. Ronald Ryan provided us with management consulting services surrounding our initial investigation and consideration of the Bougainville joint venture project. Mr. Ryan provided us with due diligence investigation into the opportunity and advised us concerning possible operations in Washington state.
•	Our issuance of 8,675 shares to Mr. Jesus Quintero was required by contract whereby Mr. Quintero became our Chief Financial Officer.

We anticipate continuing to reduce our dependence on stock based compensation in the future. However, given our present cash position, and because of possible increased operational costs including overhead, product manufacturing and development, and related costs, we may, to the extent necessary, utilize stock based compensation in the future to compensate key product development, operations and sales and marketing personnel.

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

Investing Activities

For the years ended December 31, 2018 and December 31, 2017, net cash used in investing activities was $686,458 and $1,176,919, respectively. For the year ended December 31, 2018 and 2017, the cash used in investing continued to be attributed to our acquisition of an interest in Conveniant Hemp Mart, LLC and MoneyTrac Technology, Inc., the Global Hemp Group Joint Ventures, the Bougainville Ventures, Inc. Joint Venture and the GateC Technologies, Inc. Joint Venture, and the purchase of equipment for operations. We determined that as of December 31, 2018, our investments in the Bougainville Joint Venture, GateC Technologies, Inc. Joint Venture and Convenient Hemp Mart, LLC investment were fully impaired and had no intrinsic value due to the litigation with Bougainville Ventures, Inc. (See Item 3, Legal Proceedings); the recession agreement with GateC Technologies, Inc. (see our Form 8-K filed on March 20, 2018), and our analysis of Conveniant Hemp Mart’s cash flows, business development, and assets. With regards to each of the Bougainville, GateC and Conveniant investments, they had an impact on reported operations for 2018, but are not expected to have an impact upon future operations (see Impairment Table in Item 1 Business Description, Principal Products and Market, Joint Venture Investments). Conversely, our Global Hemp Group Joint Venture in New Brunswick Canada is a research and development project and our joint venture with Global Hemp Group in Scio Oregon contains real property and inventory consisting of hemp biomass that is stored and maintain for sale and is stored in good condition based upon our physical inspection. Further, we own common stock in Global Payout, Inc. as the result of our MoneyTrac investment. Global Payout common stock is traded on the OTC Markets under the trading symbol “GOHE” and has marketable value.

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

To the Board of Directors and Stockholders of

Marijuana Company of America, Inc. (Converge Global, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Marijuana Company of America, Inc. and its subsidiaries (“the Company”) as of December 31, 2018 and 2017 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2018 and 2017, and the related notes (collectively referred to as the consolidated financial statements) .. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The Company determined that upon adoption of ASC 606 there were no quantitative adjustments converting from ASC 605 to ASC 606 respecting the timing of our revenue recognition because product sales revenue is recognized upon customer order, payment and shipment, which occurs concurrently, and our consulting services offered are fixed and determinable and are only earned and recognized as revenue upon actual performance.

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	2018 (1)	2017
Convertible notes payable	137,219,847	—
Options to purchase common stock(1)	0(1)	1,000,000,000
Warrants to purchase common stock	110,846,817	—
Total	248,066,664	1,010,000,000

(1) On February 27, 2019, Donald Steinberg and Charles Larsen cancelled previously issued options to purchase an aggregate of 1,000,000,000 shares at an average exercise price of $0.0005 per share, representing 100% of all previously issued option. (See Subsequent Events, Note 15).

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

As of December 31, 2018, the combined balance of the Covered Bridge (SCIO) investment and related 41389 Farm investment was $408,077 and was classified as a long-term investment for the period ended December 31, 2018. The debt obligation related to this JV was reported as Debt obligation of Joint venture liability with a balance of $289,742 for the year ended December 31, 2018.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The following table indicates the amount of debt the Company recorded quarter to quarter as a result of its joint venture investments:

Loan Payable
	TOTAL	Global			Bougainville	Gate C	General
	JV Debt	Hemp Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Operating Expense
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0	$0

Quarter 03-31-17 loan borrowings	1,500,000					1,500,000

Quarter 06-30-17 loan activity

Quarter 09-30-17 loan borrowings	725,000				725,000

Quarter 12-31-17 loan repayments	(330,445)				(330,445)

General operational expense	172,856						172,856
Balances as of 12/31/17 (a)	2,067,411	0	0	0	394,555	1,500,000	172,856

Quarter 03-31-18 loan borrowings (payments)	376,472	447,430					(70,958)

Quarter 06-30-18 cancellation of JV debt obligation	(1,500,000)					(1,500,000)

Quarter 06-30-18 loan repayments	(101,898)						(101,898)

Quarter 09-30-18 loan activity	0

Quarter 12-31-18 loan borrowings	580,425	580,425

Balance @12-31-18 (b)	$1,422,410	$1,027,855	$0	$0	$394,555	$0	$0

Quarter 03-31-19 loan borrowings	649,575	649,575
Quarter 03-31-19 debt conversion to equity	(407,192)	($407,192)

Balance @03-31-19	$1,664,793	$1,270,238	$0	$0	$394,555	$0	$0

	03-31-19	12-31-18	12-31-17
This includes balances for:	Note (c)	Note (b)	Note (a)
- Debt obligation of JV	128,522	289,742	1,500,000
- Convertible NP, net of discount	1,536,271	1,132,668	394,555
- Longterm debt	0	0	172,856
Total Debt balance	1,664,793	1,422,410	2,067,411

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

The following table summarizes the stock option activity for the years ended December 31, 2018 and 2017:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2017	1,000,000,000	$0.005	8.76	$15,400,000
Granted	-
Forfeitures or expirations	-
Outstanding at December 31, 2017	1,000,000,000	$0.005	7.76	$15,400,000
Granted	-
Forfeitures or expirations	-
Outstanding at December 31, 2018	0(1)	$-	-	-
Exercisable at December 31, 2018	0(1)	$-	-	$-

(1) On February 27, 2019, Donald Steinberg and Charles Larsen cancelled previously issued options to purchase an aggregate of 1,000,000,000 shares at an average exercise price of $0.0005 per share, representing 100% of all previously issued option. (See Subsequent Events, Note 15).

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0203 as of December 31, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at December 31, 2018(1):

Options Outstanding (1)		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$-	-	-	-

The stock-based compensation expense related to option grants was $450,000 and $600,000 during the year ended December 31, 2018 and 2017, respectively.

(1) On February 27, 2019, Donald Steinberg and Charles Larsen cancelled previously issued options to purchase an aggregate of 1,000,000,000 shares at an average exercise price of $0.0005 per share, representing 100% of all previously issued option. (See Subsequent Events, Note 15).

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

NOTE 15 – SUBSEQUENT EVENTS

On February 27, 2019, Charles Larsen resigned as a director of the Company.

On February 27, 2019, Donald Steinberg and Charles Larsen canceled all 1,000,000,000 stock options previously issued to them by the Company, representing 100% of all previously issued options..

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's president and chief executive officer and the Company's chief financial officer to allow for timely decisions regarding required disclosure.

In connection with this annual report, as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of December 31, 2018, under the supervision of our Board of Directors, our Principal Executive Officer and Principal Financial Officer. In designing and evaluating the Company's disclosure controls and procedures, the Company's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

As of the date of this annual report on Form 10-K, the Company determined that its disclosure controls and procedures were not effect due to a material weakness and significant deficiency identified in the Company's internal control over financial reporting, described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

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

Based on this evaluation, the Company's management concluded its internal control over financial reporting was not effective as of December 31, 2018. The ineffectiveness of the Company's internal control over financial reporting was due to the following identified material weakness and significant deficiency:

Material Weakness

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

Significant Deficiency

(2) a procedural failure to update our disclosures to include relevant accounting standards updates.

Changes in Internal Control over Financial Reporting.

In order to address the material weakness and significant deficiency noted above, we made the following respective changes to our internal control over financial reporting, numbered to correspond with the foregoing discussion:

(1) After our year ended December 31, 2018, we considered and approved on May 28, 2019, an internal audit sub-committee, led by independent director Robert Coale, to obtain timely information on a weekly basis on the status of our joint ventures, the respective budgets and expenses and variances on balances. Mr. Jesus Quintero, our Chief Financial Officer, has monitored, reviewed and to the extent he deemed prudent, tested Mr. Coale’s work since inception of the internal audit sub-committee. Mr. Coale has reported to the Board of Directors on the status of each joint venture on a weekly basis, along with a discussion of the ability to sell and liquidate inventory and to also advised concerning funding. Although we believe our implementation of this framework will provide an effective preventative control that will allow us to provide our auditor timely information about our joint ventures so that we can close our books in a timely fashion and file our reports to the Commission consistent with its rules and forms, our internal sub-committee has been operational for approximately one month, and so our evaluation of its effectiveness is not complete and will require further review, assessment and disclosure. Therefore, this material weakness is not resolved.

(2) We also included as part of our closing process a checklist to review and update accounting standard updates to be reviewed and approved by our Chief Financial Officer and auditor for inclusion in our Commission filings. We expect that this remedy will insure that our disclosures going forward will include the appropriate accounting standards updates and will remedy the significant deficiency. Therefore, we believe this significant deficiency to be remediated.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary.

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

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent(3)
Named Executive Officers and Directors:
Donald Steinberg	499,170,239	19.49
Jesus Quintero	250,000	*
Charles Larsen	373,113,793	14.57
Robert Coale	1,000,000	*
Robert L. Hymers, III(4)	45,734,006	1.76%
All executive officers and directors as a group (5 persons)	919,268,038	35.26

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
49

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

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders	0	(4)	$—	—
Total	—		$—	—

(1)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above.

(2)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above. Restricted shares subject to forfeiture have a weighted average exercise price of $0.00.

(3)	The Company equity compensation grants to date have been approved on a grant-by-grant basis, as opposed to under an umbrella equity compensation plan establishing a total number of grants available.

(4)	On February 27, 2019, Donald Steinberg and Charles Larsen cancelled previously issued options to purchase an aggregate of 1,000,000,000 shares at an average exercise price of $0.0005 per share .

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to Item 404(d) of Reg. SK, we have entered into the following related party transactions for the fiscal year ended December 31, 2018:

On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group, Inc., a Canadian corporation, in a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada. The joint venture agreement required us to pay for one-half of the phase 1 costs of the project, which amounted to $13,500. We expect that we will make subsequent contributions to the project, as it moves into succeeding phases. This is a related party transaction because our former Director and current affiliate shareholder Charles Larsen is a Director and control person of Global Hemp Group. Additionally, our Director and Officer Donald Steinberg, is a stockholder owning less than 10% of equity in Global Hemp Group, Inc.

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

Date: August 8, 2019	MARIJUANA COMPANY OF AMERICA, INC.
	By:	/S/ Donald Steinberg Donald Steinberg Principal Executive Officer

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

Name	Title	Date

/S/ Donald Steinberg	Principal Executive Officer	August 8, 2019
Donald Steinberg

/S/ Jesus M. Quintero	Principal Financial Officer	August 8, 2019
Jesus M Quintero

/S/ Robert Coale	Director	August 8, 2019
Robert Coale

