Form 10-Q
period 2019-06-30
Marijuana Co of America, Inc.
filed 2019-08-19
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of June 30, 2019, there were 47,314,675 shares of registrant’s common stock outstanding.

2

 PART 1 – FINANCIAL INFORMATION

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	Unaudited	Audited
ASSETS
Current assets:
Cash	$102,627	$359,577
Short-term Investments	525,000	810,000
Accounts receivable, net	38,359	46,376
Inventory	249,458	186,989
Other current assets	63,064	93,833
Total current assets	978,508	1,496,775

Property and equipment, net	11,742	12,430

Other assets:
Long-term Investments	3,463,526	408,077
Security deposit	2,500	2,500

Total assets	$4,456,276	$1,919,782

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	609,730	416,444
Accrued compensation	180,000	454,316
Accrued liabilities	268,448	216,946
Debt obligations of Joint venture	1,778,872	289,742
Notes payable, related party	71,553	287,140
Convertible notes payable, net of debt discount of $1,073,720 and $896,180, respectively	2,149,170	1,132,668
Derivative liability	2,211,570	2,256,631
Total current liabilities	7,269,343	5,053,887

Total liabilities	7,269,343	5,053,887

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018	10,000	10,000
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 47,314,625 and 42,687,301 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	47,315	42,687
Common Stock to be issued	1,174	—
Common stock subscriptions	—	90,000
Additional paid in capital	55,764,341	50,707,103
Accumulated deficit	(58,635,896)	(53,983,895)
Total stockholders' deficit	(2,813,066)	(3,134,105)

Total liabilities and stockholders' deficit	$4,456,276	$1,919,782

See the accompanying notes to these unaudited condensed consolidated financial statements
4

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the three months Ended June 30,		For the six months Ended June 30,
	2019	2018	2019	2018
REVENUES:
Sales	$201,771	$28,435	$315,042	$47,445
Related party Sales	6,809	—	8,348	—
Total Revenues	208,580	28,435	323,390	47,445

Cost of sales	29,139	4,164	69,017	14,610

Gross Profit	179,441	24,271	254,373	32,835

OPERATING EXPENSES:
Selling, general and administrative expenses	1,477,415	861,886	2,464,756	1,163,365
Depreciation	1,695	1,525	3,391	2,918
Total operating expenses	1,479,110	863,411	2,468,147	1,166,283

Net loss from operations	(1,299,669)	(839,140)	(2,213,774)	(1,133,448)

OTHER INCOME (EXPENSES):
Interest expense, net	(1,005,970)	(1,350,633)	(1,442,252)	(2,081,379)
Legal contingency expense	—	(1,676,870)	—	(1,676,870)
Impairment of Joint Ventures	—	(296,761)	—	(296,761)
Loss on equity investment	(171,284)	(11,043)	(230,825)	(48,716)
Gain (Loss) on change in fair value of derivative liabilities	2,207,299	(3,470,957)	(480,150)	1,585,729
Unrealized Loss on trading securities	(150,000)	—	(285,000)	—
Gain on settlement of debt	—	—	—	156,839
Total other income (expense)	880,045	(6,806,264)	(2,438,227)	(2,361,158)

Net loss before income taxes	(419,624)	(7,645,404)	(4,652,001)	(3,494,606)

Income taxes (benefit)	—	—	—	—

NET INCOME (LOSS)	$(419,624)	$(7,645,404)	$(4,652,001)	$(3,494,606)

Loss per common share, basic and diluted	$(0.009)	$(0.206)	$(0.116)	$(0.096)

Weighted average number of common shares outstanding, basic and diluted (after stock-split)	46,170,199	37,054,791	40,100,656	36,216,250

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2019 and 2018 (UNAUDITED)

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2017	10,000,000	$10,000	35,057,733	$35,058	—	$—	$—	$32,525,294	$(42,888,104)	$(10,317,752)
Common stock issued for services rendered	—	—	29,180	29	—	—	—	90,876		90,905
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	702,340	702	—	—	—	761,948	—	762,650
Conversion of related party notes payable			1,265,471	1,265		—		758,017		759,282
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	303,447	303	—	—		(303)	—	0
Proceeds from common stock subscriptions							190,000			190,000
Reclassification of derivative liabilities								1,456,550		1,456,550
Reclassification of warrant liability								691,850		691,850
Stock based compensation	—	—			—	—		(214,501)	—	(214,501)
Net Loss	—	—	—	—	—	—	—	—	(3,494,606)	(3,494,606)
Balance, June 30, 2018	10,000,000	$10,000	37,358,171	$37,358	—	$—	$190,000	$36,069,731	$(46,382,710)	$(10,075,621)

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2018	10,000,000	$10,000	42,687,301	$42,687	—	$—	$90,000	$50,707,103	$(53,983,895)	$(3,134,105)
Common stock issued for services rendered	—	—	535,387	535	—	—	—	548,715		549,250
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	1,683,854	1,684	—	—	—	2,032,824	—	2,034,508
Additional paid-in capital due to issuance of convertible debt	—	—		—	—	—	—	462,714		462,714
Conversion of related party notes payable			1,220,856	1,221	1,173,709	1,174		1,730,119		1,732,514
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	655,556	656	—	—	(40,000)	79,344	—	40,000
Sale of common stock	—	—	531,671	532	—	—	(50,000)	203,522	—	154,054
Net Loss	—	—	—	—	—	—	—	—	(4,652,001)	(4,652,001)
Balance, June 30, 2019	10,000,000	$10,000	47,314,625	$47,315	1,173,709	$1,174	$—	$55,764,341	$(58,635,896)	$(2,813,066)

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(4,652,001)	$(3,494,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,391	2,918
Amortization of debt discount	1,308,550	1,111,324
Bad debt expense	15,000	1,559
Non cash interest	1,442,252	900,517
Stock based compensation	100,350	(123,596)
Unrealized Gain on trading securities	285,000
(Gain) Loss on change in fair value of derivative liabilities	480,150	(1,585,729)
Impairment of investment in BV joint venture	—	296,761
Legal Contingency expense	—	1,676,870
(Gain) Loss on settlement of debt	—	(156,839)
Loss on equity investment	230,825	48,716
Changes in operating assets and liabilities:
Accounts receivable	(6,983)	(1,487)
Inventory	(62,469)	(172,282)
Other current assets	30,769
Accounts payable	(67,893)	68,085
Accrued liabilities	(48,848)
Accrued compensation	(488,682)	390,000
Net cash used in operating activities	(1,430,589)	(1,037,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	(498,658)	(372,200)
Purchase of property and equipment	(2,703)	(4,203)
Net cash used in investing activities	(501,361)	(376,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	1,675,000	924,940
Proceeds from issuance of notes payable, related party	—	103,791
Proceeds from common stock subscriptions		190,000
Net cash provided by Financing activities	1,675,000	1,218,731

Net decrease in cash	(256,950)	(195,461)

Cash-beginning of period	359,577	249,831
Cash-end of period	$102,627	$54,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

Non cash financing activities:
Common stock issued in settlement of convertible notes payable	$462,714	$762,650
Common stock issued in settlement of related party notes payable and accrued compensation	$—	$759,283
Investment in joint venture	$2,650,000	$—

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the six months ended June 30, 2019, the Company incurred net losses from operations of $4,652,001, and used cash in operations of $1,430,589. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds for the three months ended June 30, 2019 has been from revenue generated from proceeds from the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2019 and beyond as it develops its business model. The Company has stockholders' deficiencies at June 30, 2019 and requires additional financing to fund future operations.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principal is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted FASB ASC Topic 606 for our reporting period as of the year ended December 31, 2017, which made our implementation of FASB ASC Topic 606 effective in the first quarter of 2018. We decided to implement the modified retrospective transition method to implement FASB ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, we applied the new standards to all new contracts initiated on/after the effective date. We also decided to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. For the three and six months ended June 30, 2019, there were no incomplete contracts. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

Contracts included in our application of FASB ASC Topic 606, for the quarter ended June 30, 2019, consisted solely of sales of our hempSMART™ products made by our sales associates and by us directly through our web site. Regarding our offered financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended 2017 and 2018, or for the three and six months ended June 30, 2019.

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

Consulting Services

We also offer professional services for financial accounting, bookkeeping or real property management consulting services based on consulting agreements. As of the date of this filing, we have not entered into any contracts for any financial accounting, bookkeeping and/or real property management consulting services that have generated reportable revenues as of the years ended 2017 and 2018 or the three and six months ended June 30, 2019. We intend and expect these arrangements to be entered into on an hourly fixed fee basis.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2019, and December 31, 2018, allowance for doubtful accounts was $0.

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

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates until the service is completed. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash.

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

The computation of basic and diluted income (loss) per share as of June 30, 2019 and 2018 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

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

Investments

The Company follows Accounting Standards Codification subtopic 321-10, Investments-Equity Securities (“ASC 321-10) which requires the accounting for equity security to be measured at fair value with changes in unrealized gains and losses are included in current period operations. Where an equity security is without a readily determinable fair value, the Company may elect to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes.

As a smaller reporting company, the company is subject to provisions of Rule 8-03(b)(3) of Regulation S-X which requires the disclosure of certain financial information for equity investees that constitute 20% of more of the Company’s consolidated net income (loss). For the three months ended June 30, 2019, income allocations from the Company’s unconsolidated joint venture Natural Plant Extract accounted for under the equity method, exceed more than 20% of the Company’s consolidated net loss.

	Three Months Ended June 30(1)
	2019	2018
Revenues	374,937	0
Cost of Sales	346,265	0
Gross Margin	28,672	0
Expenses	358,973	0
Net Income	$ (330,301)	$ -

Equity in net loss of unconsolidated joint venture reflected in the accompanying Consolidated Statement of Operations	$ (6,291)

(1) Reflects from inception of acquisition April 24, 2019

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2019 and December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable.

Fair values were assumed to approximate carrying values for cash, accounts payables and short term notes because they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $249,777 and $15,000 for the three months ended June 30, 2019 and 2018 respectively. By comparison, the Company charged to operations $391,116 and $70,745 for the six months ended June 30, 2019 and 2018 respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2019, and 2018, the Company has not recorded any unrecognized tax benefits.

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

The following table represents the Company’s hempSMART business, which is its sole operating segment as of June 30, 2019:

hempSMART
STATEMENT OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2019

	hempSMART
			6 months			6 months
	Three months ended		Ended	Three months ended		Ended
	Mar 31, 2019	June 30, 2019	June 30, 2019	Mar 31, 2018	June 30, 2018	June 30, 2018
Revenues	$114,810	$208,580	$323,390	$19,010	$28,435	$47,445

Cost of Goods Sold	39,878	29,139	69,017	4,372	6,540	10,912

Gross profit	74,932	179,441	254,373	14,638	21,895	36,533

Expenses
Depreciation expense	1,696	1,696	3,392	1,393	1,524	2,918
Selling and general expenses	580,388	631,482	1,211,870	165,243	189,330	354,573
Total Expenses	582,084	633,178	1,215,262	166,636	190,854	357,491

Net (Loss) from Operations	$(507,152)	$(453,737)	$(960,889)	$(151,998)	$(168,959)	$(320,958)

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

Consistent with ASC 842-20-50-4, for the Company's June 30, 2019, quarterly financial statements, the Company calculated its total lease cost based solely on its monthly rent obligation. The Company had no cash flows arising from its lease, no finance lease cost, short term lease cost, or variable lease costs. Our office lease does not produce any sublease income, or any net gain or loss recognized from sale and leaseback transactions. As a result, the Company did not need to segregate amounts between finance and operating leases for cash paid for amounts included in the measurement of lease liabilities, segregated between operating and financing cash flows; supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets; weighted-average calculations for the remaining lease term; or the weighted-average discount rate.

The adoption of this guidance resulted in no significant impact to our results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed (See Note 11, Subsequent Events).

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2019 and December 31, 2018 is summarized as follows:

	June 30, 2019	December 31, 2018
Computer equipment	$17,809	$15,207

Furniture and fixtures	5,140	5,140
Subtotal	22,949	20,347
Less accumulated depreciation	(11,207)	(7,917)
Property and equipment, net	$11,742	$12,430

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $1,695 and $3,391 for the three and six months ended June 30, 2019; and $1,525 and $2,918 for the three and six months ended June 30, 2018, respectively.

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

The Company accounts for its investment in MoneyTrac Technology, Inc. at estimated market fair value using the market price for the publicly traded shares under the ticker symbol “GOHE” as listed on OTC Markets as an indicator of fair market value. As of June 30, 2019, and December 31, 2018, the balance of this investment was $525,000 and $810,000 and was classified as a short-term investment.

On July 19, 2019, MoneyTrac completed a 1:100 reverse split of its common stock, which reduced the number of shares beneficially owned by the Company to 1,500,000 shares.

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

Global Hemp Group New Brunswick Joint Venture

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

Global Hemp Group JV – Scio Oregon

On May 8, 2018, the Company, Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation entered into a Joint Venture Agreement. The purpose of the joint venture is to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture is in the development stage. On May 30, 2018, the joint venture purchased TTO’s 15% interest in the joint venture for $30,000. The Company and Global Hemp Group, Inc. now have an equal 50-50 interest in the joint venture. The joint venture agreement commits the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company has complied with its payments. The 2018 crop of hemp grown on the joint venture’s real property consisted of 33 acres of high yielding CBD hemp grown in an orchard style cultivation on the property. The 2018 harvest consisted of approximately 37,000 high yielding CBD hemp plants producing 24 tons of biomass that produced 48,000 pounds of dried biomass. The joint venture partners prepared processing samples ranging in size from 100 lbs. to 2,000 lbs. for sample offers to extraction companies. The biomass is being processed into CBD crude oil with the option to refine it further into isolate, or full spectrum oil, in order to increase its value on the market. Results from the current extraction test batches were received in May, 2019 and will serve as a basis for the final terms of the sale of the biomass by the Partners. In August of 2019, the JV sold 10,000 lbs. of shucked biomass to an Oregon extraction facility for US$400,000. The JV team is currently working with this party and a number of others to complete the purchase of the remaining inventory.

Bougainville Ventures, Inc. Joint Venture

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

MARIJUANA COMPANY OF AMERICA, INC.
INVESTMENT ROLL-FORWARD
AS OF JUNE 30, 2019
	INVESTMENTS
		Global					Natural
	TOTAL	Hemp			Bougainville	Gate C	Plant
	INVESTMENTS	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Extract	Vivabuds
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0	0	0
Investments made during 2017	3,049,275	10,775	100,000	250,000	1,188,500	1,500,000

Quarter 03-31-17 equity method Loss	0

Quarter 06-30-17 equity method Loss	0

Quarter 09-30-17 equity method Loss	(375,000)				(375,000)

Quarter 12-31-17 equity method accounting	313,702				313,702

Impairment of Investment in 2017	(2,292,500)	0			(792,500)	(1,500,000)
Balances as of 12/31/17	695,477	10,775	100,000	250,000	334,702	0	0	0

Investments made during 2018	986,654	986,654

Quarter 03-31-18 equity method Loss	(37,673)				(37,673)

Quarter 06-30-18 equity method Loss	(11,043)				(11,043)

Quarter 09-30-18 equity method Loss	(10,422)		(10,422)

Quarter 12-31-18 equity method Loss	(31,721)	(31,721)	0

Moneytrac investment reclassified to Short-Term investments	(250,000)			(250,000)

Unrealized gains on trading securities - 2018	0

Impairment of investment in 2018	(933,195)	(557,631)	(89,578)		(285,986)
Balance @12-31-18	$408,077	$408,077	$0	$0	$0	$0	$0	$0

Investments made during quarter ended 03-31-19	129,040	129,040

Quarter 03-31-19 equity method Loss	(59,541)	(59,541)

Unrealized gains on trading securities - quarter ended 03-31-19
Balance @03-31-19	$477,576	$477,576	$0	$0	$0	$0	$0	$0

Investments made during quarter ended 06-30-19	$3,157,234	$83,646					$3,000,000	$73,588

Quarter 06-30-19 equity method Income (Loss)	$(171,284)	$(141,870)					$(6,291)	$(23,123)

Unrealized gains on trading securities - quarter ended 06-30-19	$0
Balance @06-30-19	$3,463,526	$419,352	$0	$0	$0	$0	$2,993,709	$50,465

MARIJUANA COMPANY OF AMERICA, INC.
INVESTMENT RELATED DEBT ROLL-FORWARD
AS OF JUNE 30, 2019

Loan Payable
		Global					Natural		General
	TOTAL	Hemp			Bougainville	Gate C	Plant		Operating
	JV Debt	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Extract	Vivabuds	Expense
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0			$0

Quarter 03-31-17 loan borrowings	1,500,000					1,500,000

Quarter 06-30-17 loan activity

Quarter 09-30-17 loan borrowings	725,000				725,000

Quarter 12-31-17 loan repayments	(330,445)				(330,445)

General operational expense	172,856								172,856
Balances as of 12/31/17 (a)	2,067,411	0	0	0	394,555	1,500,000			172,856

Quarter 03-31-18 loan borrowings (payments)	376,472	447,430							(70,958)

Quarter 06-30-18 cancellation of JV debt obligation	(1,500,000)					(1,500,000)

Quarter 06-30-18 loan repayments	(101,898)								(101,898)

Quarter 09-30-18 loan activity	0

Quarter 12-31-18 loan borrowings	580,425	580,425

Balance @12-31-18 (b)	$1,422,410	$1,027,855	$0	$0	$394,555	$0			$0

Quarter 03-31-19 loan borrowings	649,575	649,575
Quarter 03-31-19 debt conversion to equity	(407,192)	(407,192)

Balance @03-31-19(c)	$1,664,793	$1,270,238	$0	$0	$394,555	$0	$0	$0	$0

Quarter 06-30-19 loan borrowings	3,836,220	$161,220					$2,000,000	$0	$1,675,000

Quarter 06-30-19 debt conversion to equity	(1,572,971)	$(161,220)					$(349,650)		$(1,062,101)

Balance @06-30-19(d)	$3,928,042	$1,270,238	$0	$0	$394,555	$0	$1,650,350	$0	$612,899

	06-30-19	03-31-19	12-31-18	12-31-17
This includes balances for:	Note (d)	Note (c)	Note (b)	Note (a)
- Debt obligation of JV	1,778,872	128,522	289,742	1,500,000
- Convertible NP, net of discount	2,149,170	1,536,271	1,132,668	394,555
- Longterm debt	0	0	0	172,856
Total Debt balance	3,928,042	1,664,793	1,422,410	2,067,411

NOTE 6 – NOTES PAYABLE, RELATED PARTY

As of June 30, 2019, and December 31, 2018, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company. The issued notes are unsecured, due on demand and bear 5% interest. At June 30, 2019 and, December 31, 2018 there were an aggregate of $1,778,872 and $180,000 notes payable due to officers.

During the six months ended June 30, 2019, the Company issued an aggregate of 73,251,344 shares of its common stock in settlement of outstanding related party notes payable of $732,513.

NOTE 7 – CONVERTIBLE NOTE PAYABLE

Convertible notes payable are comprised of the following:

	June 30, 2019	December 31, 2018
Convertible note payable-John Fife, last due October 27, 2018	$—	$150,959
Convertible notes payable-St George-last due January 24, 2020	3,222,890	1,877,890
Total	3,222,890	2,028,849
Less debt discounts	(1,073,720)	(896,180)
Net	2,149,170	1,132,669
Less current portion	2,149170	(1,132,669)
Long term portion	$—	$—

Convertible notes payable-St George Investments

Effective November 1, 2017, the Company issued a secured convertible promissory note in aggregate amount of $601,420 to St George Investments LLC (“St George”). The promissory note bears interest at 10% per annum, is due upon maturity sixteen months after the purchase price date and includes an original issue discount (“OID”) of $59,220. The promissory note was funded on November 11, 2017 of $542,200; net of OID and transaction costs. As of June 30, 2019, the Company owed $417,890 on this convertible promissory note.

Effective December 20, 2017, the Company issued a secured convertible promissory note in aggregate of $1,655,000 to St George Investments LLC (“St George”). The promissory note bears interest at 10% per annum, is due upon maturity sixteen months after purchase price date and includes an original issue discount (“OID”) of $155,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. The promissory note was funded in nine tranches of $300,000; $200,000; $200,000; $400,000; $75,000; $150,000; $85,000; $120,000 and $70,000, resulting in receiving aggregate net proceeds of $1,500,000. The Company had received aggregate net proceeds of $300,000 during the year ended December 31, 2017 with the remaining tranches received during the year ended December 31, 2018. As an investment incentive, the Company issued 66,000,000 5-year warrants, exercisable at $.04 with certain reset provisions.

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

During the six months ended June 30, 2019, $525,000 of principal along with $395,572 of derivative liabilities valued as of the respective conversion dates were converted into 77,363,636 shares of common stock.

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

During the six months ended June 30, 2019, an additional $135,000 was funded under this note for net proceeds of $125,000. The aggregate fair value of $1,588,493 of the issued warrants was allocated to this funding based on the funding’s percentage of the $1,105,000 face value. The determined fair value of warrants issued was then allocated between the debt instrument and warrants based on their relative fair values. The portion of the proceeds allocated to the warrants has been added to the debt discount, included in additional paid in capital and amortized over the life of the debt.

At the funding date of the eight tranches of this note, the Company determined an aggregate fair value of the embedded derivatives on the total outstanding balance of this note of $1,180,646. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 112.4%, (3) weighted average risk-free interest rate of 2.54%, (4) expected life of .481 years, and (5) estimated fair value of the Company's common stock from $.018 per share. The determined aggregate fair value of the debt derivatives was adjusted with a $36,343 reduction of interest expense during the six months ending June 30, 2019.

Effective January 29, 2019, the Company issued a secured convertible promissory note in aggregate of $2,205,000 to St George Investments LLC (“St George”). The promissory note bears interest at 10% per annum, is due upon maturity ten months after the purchase price date and includes an original issue discount (“OID”) of $200,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the six months ended June 30, 2019, the promissory note was funded in six tranches totaling $1,155,000 resulting in receiving aggregate net proceeds of $1,050,000 under this note. The net proceeds received consisted of $888,780 in cash and $161,220 in payments on behalf of the Company. As an investment incentive, the Company issued 90,000,000 5-year warrants, exercisable at $.04 with certain reset provisions.

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

Additionally, at the date of issuance, the Company determined the aggregate fair value of the issued warrants at $999,838. The fair value of the warrants were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 109.63%, (3) weighted average risk-free interest rate of 2.55%, (4) expected life of 5.00 years, and (5) estimated fair value of the Company's common stock of $0.0162 per share. The aggregate fair value of the issued warrants is allocated to each funding based on the funding’s percentage of the aggregate warrant face value. The determined fair value of warrants issued was then allocated between the debt instrument and warrants based on their relative fair values. The portion of the proceeds allocated to the warrants has been added to the debt discount, included in additional paid in capital and amortized over the life of the debt. During the six months ended June 30, 2019, the portion of proceeds allocated to warrants totaled $349,247.

At the funding dates of the notes, the Company determined an aggregate fair value of $44,898 of the embedded derivatives. The fair value of the embedded derivatives was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 105.68% to 109.79%, (3) weighted average risk-free interest rate of 2.31% to 2.53%, (4) expected life of .681 to .836 years, and (5) estimated fair value of the Company's common stock from $.0123 to $.0163 per share. The determined fair value of the debt derivatives was charged as a debt discount up to the net proceeds of the note.

Effective March 25, 2019, the Company issued a secured convertible promissory note in aggregate of $580,000 to St George Investments LLC (“St George”). The promissory note bears interest at 10% per annum, is due upon maturity ten months after the purchase price date and includes an original issue discount (“OID”) of $75,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the six months ended June 30, 2019, the promissory note was funded in the amount of $580,000 resulting in receiving aggregate net proceeds of $500,000 under this note. As an investment incentive, the Company issued 22,500,000 5-year warrants, exercisable at $.04 with certain reset provisions.

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

Additionally, at the date of issuance, the Company determined the aggregate fair value of the issued warrants at $258,701. The fair value of the warrants were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 108.20%, (3) weighted average risk-free interest rate of 2.21%, (4) expected life of 5.00 years, and (5) estimated fair value of the Company's common stock of $0.0169 per share. The determined fair value of warrants issued was allocated between the debt instrument and warrants based on their relative fair values. The portion of the proceeds allocated to the warrants has been added to the debt discount, included in additional paid in capital and amortized over the life of the debt. During the six months ended June 30, 2019, the portion of proceeds allocated to warrants totaled $170,489.

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

At June 30, 2019, the Company determined the aggregate fair values of $2,211,570 of embedded derivatives. The fair values were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 104.18%, (3) weighted average risk-free interest rate of 2.18%, (4) expected life of 0.250 to .817 years, and (5) estimated fair value of the Company's common stock from $0.0103 per share.

For the three months ended June 30, 2019, the Company recorded a gain on change in fair value of derivative liabilities of $2,207,299 and recorded amortization of debt discounts of $813,112 as a charge to interest expense, respectively. For the six months ended June 30, 2019, the Company recorded a loss on change in fair value of derivative liabilities of $480,150 and recorded amortization of debt discounts of $1,308,550 as a charge to interest expense, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock as of June 30, 2019 and December 31, 2018. As of June 30, 2019, and December 31, 2018, the Company has designated and issued 10,000,000 shares of Class A Preferred Stock.

Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

Common stock

The Company is authorized to issue 5,000,000,000 shares of $0.001 par value common stock as of June 30, 2019 and December 31, 2018. As of June 30, 2019, and December 31, 2018, the Company had 47,314,625 and 42,687,301, respectively, common shares issued and outstanding.

During the six months ended June 30, 2019, the Company issued an aggregate of 535,387 shares of its common stock for services rendered with an estimated fair value of $152,082.

During the six months ended June 30, 2019, the Company issued an aggregate of 1,220,856 shares of its common stock, in settlement of outstanding related party notes payable, and in addition, common stock to be issued of $1,173,709 for a total aggregate value of $28,875.

During the six months ended June 30, 2019, the Company issued 1,683,854 shares of its common stock in settlement of convertible notes payable, accrued interest and embedded derivative liabilities of $1,988,976.

During the six months ended June 30, 2019, the company issued 655,556 shares of its common stock in exchange for exercise of warrants on a cashless basis with an aggregate value of $16,072.

During the six months ended June 30, 2019, the Company sold an aggregate of 531,671 shares of its common stock for net proceeds of $130,553.

Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2019:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	1,847,447	$0.0007	0.0697	$25,500
Granted	1,919,444	0.0003	0.0762	267
Exercised	(192,521)	(0.0003)	(0.0425)	1,200
Outstanding at June 30, 2019	3,574,370	$0.0007	0.1034	$300
Exercisable at June 30, 2019	3,574,370	$0.0007	0.1034	$300

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0001 as of June 30, 2019, and after the effect of the reverse stock split, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to warrants at June 30, 2019:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Number of Warrants	Weighted Average Remaining Life In Years	Exercisable Number of Warrants
$0.0007	3,574,371	4.19	3,574,371

In connection with the issuance of convertible notes payable, the Company issued an aggregate of 1,875,000 warrants to purchase the Company’s common stock at $0.0007 per share, vesting immediately and expiring 5 years from the date of issuance. (See Note 6)

NOTE 9 — FAIR VALUE MEASUREMENT

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

As of June 30, 2019, and December 31, 2018, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of June 30, 2019, and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2019 and December 31, 2018, in the amount of $2,211,570 and $2,256,631, respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the six months ended June 30, 2019:

Debt Derivative
Balance, January 1, 2019	$2,256,631
Total (gains) losses
Initial fair value of debt derivative at note issuance	692,574
Mark-to-market at June 30, 2019:	(480,150)
Transfers out of Level 3 upon conversion or payoff of notes payable	(257,485)
Balance, June 30, 2019	$2,211,570
Net (loss) for the period included in earnings relating to the liabilities held during the period ended June 30, 2019	$(480,150)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended June 30, 2019, the Company’s stock price decreased significantly from initial valuations. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 10 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related and working capital purposes. As of June 30, 2019, and December 31, 2018, there were no related party advances outstanding.

As of June 30, 2019, and December 31, 2018, accrued compensation due officers and executives included as accrued compensation was $180,000 and $454,316, respectively.

At June 30, 2019 and December 31, 2018, there were an aggregate of $71,553 and $287,140 notes payable due to officers. The notes are at 5% per annum and non-interest bearing, respectively, and are due on demand.

During the six months ended June 30, 2019, the Company issued an aggregate of 1,220,856 shares of its common stock in settlement of outstanding related party notes payable of $71,553 and accrued compensation of $180,000.

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

The joint venture will operate and has acquired a 109 acre agricultural property in Scio, Oregon (the “Property”) for the cultivation of high CBD yielding hemp for the upcoming 2018 growing season. The joint venture acquired the property on May 1, 2018. The total capital commitment for the project will be $1,380,000. The Company’s portion of the capital commitment is to raise $600,000 based upon the following funding schedule: $200,000 upon execution of this Agreement; $238,780 on or before July 31, 2018; $126,445 on or before October 31, 2018; and $34,775 on or before January 31, 2019. As of June 30, 2019, $200,000 has been funded.

NOTE 11 – SUBSEQUENT EVENTS

Reverse Stock Split

On July 3, 2019, the Company filed Form 8-K disclosing the July 1, 2019 special meeting of the stockholders holding a majority of the shares eligible to vote, and their approval by written consent of an amendment to the Company’s articles of incorporation to affect a sixty for one reverse stock split of the Company’s issued and outstanding common stock. The reverse stock split affects all issued and outstanding shares of the Company’s common stock. The par value of the Company’s common stock will remain unchanged at $0.001 per share after the reverse stock split. The reverse stock split does not affect the Company’s authorized or issued preferred stock. The reverse stock split affects all common stockholders uniformly and will not alter any common stockholder’s percentage interest in the Company’s equity. No fractional shares will be issued in connection with the reverse split. Common stockholders who would otherwise be entitled to receive a fractional share will instead receive one additional share. The Company filed Form 14C Preliminary Information Statement on July 31, 2019. In response to comments from the Commission, the Company will be filing an amendment to its 14C Preliminary Information Statement to address comments. FINRA has approved the reverse split. The Company expects to issue a press release and Form 8-K upon clearance by the SEC and the assignment of an effective date for the reverse split.

Termination of Essence Farms, LLC Non-Binding Letter of Intent.

On August 12, 2019, the Company and Essence Farms, LLC terminated their non-binding letter of intent entered into on May 7, 2019. As previously disclosed in the Company’s March 31, 2019 Form 10-Q/A-2 filed on August 2, 2019, the Company and Essence entered into a non-binding letter of intent to form a joint venture called Riverside Hemp Project, to operate farming operations in California for the purpose of growing, cultivating, and harvesting legal industrial hemp for sale. The joint venture was contingent upon completion of due diligence and the entry into a material definitive agreement. The Company determined that it was not an exercise of prudent business judgment to move forward with the project. The Company did not incur any costs, penalties or associated fees with the termination of the non-binding letter of intent.

Amendment to Unicast Equities Material Definitive Agreement.

On August 6, 2019, the Company announced an amendment to its material definitive agreement, disclosed May 3, 2019 on Form 8-K, with Unicast Equities, LLC.

On May 1, 2019, the Company entered into a material definitive agreement with Unicast Equities, LLC to obtain a listing on the Vienna Direct Multilateral Trading Facility (“MTF”) for hempSMART, Ltd., a UK corporation and the Registrant’s wholly owned subsidiary, through a Luxembourg based holding company. Unicast agreed to provide consulting and advisory services to help the Registrant apply for a listing on the Vienna Stock Exchange. Unicast agreed to advise the Registrant in the creation of a Luxembourg domiciled holding company which will serve as a listing vehicle for hempSMART, Ltd. Unicast also agreed to advise us on regulatory and compliance matters.

The original contract required the Registrant make an initial $50,000 payment to Unicast which the Registrant paid, and an additional $40,000 payment within thirty days of the contract date of May 1, 2019, which the Registrant failed to pay, and the Registrant was in breach of the contract. The Company and Unicast and Grantchester thereafter entered into negotiations to amend and restructure payment for the engagement.

As amended, the Parties elected to cancel the Registrant’s previous contractual obligations to make cash payments, and instead, the Registrant entered into a direct agreement with Grantchester Equity, Ltd., a Company Unicast had subcontracted with to provide the Services under the original Agreement. Under this new Agreement the Registrant agreed to issue to Grantchester and/or its assignees, twenty percent (20%) of the total issued and outstanding shares in the entity slated to be issued on the foreign exchange. Grantchester and its contractors and affiliates agreed to pay for all listing fees, corporate formation fees, accounting fees, legal fees, Information Memorandum drafting fees and application fees. The Registrant agreed and acknowledged, that aside from its issuance of 20% of the listing entities equity, to contribute such other assets as may be required, including the Registrant’s equity, such that the listing entity’s capitalized shareholder equity is valued at no less than €100,000.

VivaBuds Launch

On August 8, 2019, the Company announced its launch of Viva Buds, its premium cannabis delivery service, which will initially deliver cannabis to the San Fernando Valley, located in Los Angeles, California. As previously disclosed on Form 8-K on April 17, 2019, the Company entered into a material definitive agreement with Natural Plant Extract of California, Inc., a California corporation, and its wholly owned subsidiaries, Green Ethos LLC, Northern Lights Distribution LLC, and, Block Chain 420 LLC, all California limited liability companies (collectively, “NPE”). The Company and NPE agreed to form a joint venture incorporated in California under the name Viva Buds for the purpose of operating a California licensed cannabis distribution business pursuant to California law legalizing cannabis for recreational and medicinal use.

Pursuant to the material definitive agreement, the Company agreed to acquire twenty percent (equal to 200,000) of NPE’s authorized shares in exchange for Registrant’s payment of two million dollars and one million dollars’ worth of common stock, or approximately 1,173,709 shares of the Company’s restricted common stock, after the effects of the reverse stock split. As of the date of this filing, the shares have not been issued. The Company’s payment obligations are governed by a stock purchase agreement which required the Company to the following payment schedule:

a.        Deposit of $350,000 within 5 days of the execution of the material definitive agreement;

b.        Deposit of $250,000 payable within 30 days;

c.        Deposit of $400,000 within 60 days;

d.        Deposit of $500,000 within 75 days;

e.        Deposit of $500,000 within 90 days

The Company made its initial deposit pursuant to this schedule. However, the Company failed to make the other scheduled payments and is now in default. As of the date of this filing, the Company and NPE are in negotiations to restructure the payment plan.

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

Business Overview

Plan of Operations – Marijuana Company of America and subsidiaries is a publicly listed company quoted on the OTCQB trading tier under the symbol “MCOA”. We are based in Escondido, California. Our business plan and operation focuses in part on the development, manufacturing, marketing and sale of non-psychoactive industrial hemp, and hemp-derived consumer products containing CBD. Our business includes the research and development of (1) varieties of various species of hemp; (2) beneficial uses of hemp and hemp derivatives; (3) indoor and outdoor cultivation methods for hemp; (4) technology used for cultivation and harvesting of different species of hemp, including but not limited to lighting, venting, irrigation, hydroponics, nutrients and soil; (5) different industrial hemp derived CBD, and the possible health benefits thereof; and, (6) new and improved methods of hemp CBD extraction omitting or eliminating the delta-9 tetrahydrocannabinol “THC” molecule. The Company operates two distinct and separate business divisions related to its two wholly owned subsidiaries, H Smart, Inc. and MCOA CA, Inc.

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

Our business also includes making selected investments in other related new businesses. Currently, we have made investments in startup ventures, including:

Conveniant Hemp Mart, LLC; Conveniant (sic) Hemp Mart, LLC, or “Benihemp,” is a Wyoming limited liability company whose business plan includes the development, manufacture and sale of consumer products containing CBD that are intended for marketing and sales at convenience stores, gas stations and markets. On July 19, 2017, we agreed to lend fifty thousand dollars ($50,000) to Conveniant based on a promissory note. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Conveniant, subject to our payment of an additional fifty thousand dollars $50,000 equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and made payment to Conveniant on November 21, 2017. Conveniant developed a line of consumer products containing industrial hemp derived CBD with no traceable THC content. The product line includes tinctures that combine industrial hemp-derived CBD with hemp seed oil, coconut oil and other essential natural oils; a muscle cream product that combines industrial hemp-derived CBD with natural oils; a hand lotion that combines industrial hemp derived CBD with lavender oils; and a line of pet treats that combine industrial hemp-derived CBD with natural oils. Conveniant began its initial marketing efforts by introducing its brand and products at the ASD Market Tradeshow in Las Vegas that took place in March 2018. The ASD Market Tradeshow is a business to business convention where retail merchandise is introduced to various consumer market segments, including Conveniant’s primary focus on convenience stores, gas stations, small markets and similar venues. Conveniant Hemp Mart’s operations are in the development stage.

On May 1, 2019, the Company and Conveniant agreed to cancel the Company’s 25% interest in Conveniant. Conveniant issued to the Company a credit memo equal to the Company’s $100,000 investment, that the Company is currently utilizing in the manufacture of hempSMART products provided by Fab Distro, Inc., an affiliated company of Conveniant. The Company determined that as of December 31, 2018, its $100,000 investment in Conveniant was fully impaired due to Conveniant’s failure to execute on its business plans.

MoneyTrac Technology, Inc.; MoneyTrac Technology, Inc. is a developer of an integrated and streamlined electronic payment processing system containing E-Wallet and mobile applications, that allows for the management and processing of prepaid cards, debit cards, and credit card payments. We entered into a stock purchase agreement with MoneyTrac on March 13, 2017 to purchase a 15% equity position in MoneyTrac. On July 27, 2017 we completed tender of the purchase price of $250,000. MoneyTrac’s business and banking software solutions offer firms the ability to deposit funds directly into a “MoneyTrac Merchant Wallet,” created and controlled by the firm, from which the firm can manage and provide inventory management, payroll processing, and audit tracking; and, the creation of “Customer Wallets,” by anyone who wants to engage in cashless transactions, by loading money into their “MoneyTrac Customer Wallet” from a bank account or through a MoneyTrac kiosk, which also accepts debit and credit card transactions. MoneyTrac’s kiosks are marketed to businesses that wish to offer cashless transactions to its customers, who can choose to either have funds loaded directly into their “Customer Wallet” or onto a pre-paid debit card. MoneyTrac’s system provides for a secure, managed and auditable record of cashless transactions that is designed to be marketed to firms who want an alternative payment and management method for transacting business, including those firms in the legalized cannabis business in those states where cannabis has been legalized for recreational and/or medicinal use. Moneytrac is providing our VivaBuds delivery business join-venture with payment processing services for our customers.

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

In connection with the agreement, the Company recorded a cash investment of $1,188,500 to the Joint Venture during 2017. This was comprised of 49.5% ownership of BV-MCOA Management LLC, and was accounted for using the equity method of accounting. The Company recorded an annual impairment in 2017 of $792,500, reflecting the Company’s percentage of ownership of the net book value of the investment. During 2018, the Company recorded equity losses of $37,673 and $11,043 for the first and second quarters respectively, and recorded an annual impairment of $285,986 for the year ended December 31, 2018, at which time the Company determined the investment to be fully impaired due to Bougainville’s breach of contract, including: (i) its failure to communicate and cooperate regarding the Company’s audit; (ii) its misrepresentations concerning its ownership interest in the real property in Okanogan County Washington; (iii) its failure to deed the property to the joint venture within thirty days of payment pursuant to the amended joint venture agreement; and, (iv) its misrepresentation that it possessed an agreement with a Tier 3 license holder to operate on the property. (See Legal Proceedings).

Global Hemp Group Joint Ventures

We currently have two ongoing joint ventures with Global Hemp Group, Inc., a Canadian corporation. Each is a related party transaction in that Global Hemp Group’s director, Charles Larsen, is a beneficial owner of more than 10% of our common stock, and a former director of the Company, who resigned on February 27, 2019. Further, our President and Chief Executive Officer Donald Steinberg is a shareholder in Global Hemp Group. The two Global Hemp Group joint ventures are discussed together due to the common ownership of the joint venture partners in each project, and the fact that both joint ventures share a common purpose of growing, cultivating and performing research and development of industrial hemp.

Global Hemp Group New Brunswick Joint Venture: On August 31, 2017, the Company entered into a Joint Venture Agreement (“Agreement”) with Global Hemp Group, Inc., a Canadian corporation (“Global Hemp Group”). The Company will assist Global Hemp Group in developing commercial hemp production in New Brunswick, Canada. In the first year of the Agreement, the Company will share the costs of the ongoing hemp trial in New Brunswick; provide its expertise in developing hemp cultivation going forward; and, be granted a right of first refusal as Global Hemp Group’s primary off-taker of any raw materials produced from the project. The Company’s joint venture partner, Global Hemp Group, also partnered with Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick, to assist in conducting research with the hemp trials. The trials are taking place on the Acadian peninsula of New Brunswick, and the initial trials to establish commercial cultivation pursuant to the Agreement are expected to be completed during 2019.

Global Hemp Group JV – Scio Oregon: On May 8, 2018, the Company, Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation entered into a Joint Venture Agreement. The purpose of the joint venture is to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture is in the development stage. On May 30, 2018, the joint venture purchased TTO’s 15% interest in the joint venture for $30,000. The Company and Global Hemp Group, Inc. now have an equal 50-50 interest in the joint venture. The joint venture agreement commits the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company has complied with its payments. The 2018 crop of hemp grown on the joint venture’s real property consisted of 33 acres of high yielding CBD hemp grown in an orchard style cultivation on the property. The 2018 harvest consisted of approximately 37,000 high yielding CBD hemp plants producing 24 tons of biomass that produced 48,000 pounds of dried biomass. The joint venture partners prepared processing samples ranging in size from 100 lbs. to 2,000 lbs. for sample offers to extraction companies. The biomass is being processed into CBD crude oil with the option to refine it further into isolate, or full spectrum oil, in order to increase its value on the market. Results from the current extraction test batches were received in May 2019, and will serve as a basis for the final terms of the sale of the biomass by the Partners. In August of 2019, the JV sold 10,000 lbs of shucked biomass to an Oregon extraction facility for US$400,000. The JV team is currently working with this party and a number of others to complete the purchase of the remaining inventory.

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

GateC Joint Venture: On March 17, 2017, the Company and GateC Research, Inc. (“GateC”) entered into a Joint Venture Agreement (“Agreement”) whereby the Company committed to raise up to one and one-half million dollars ($1,500,000) over a six-month period, with a minimum commitment of five hundred thousand dollars ($500,000) within a three (3) month period; and, information establishing brands and systems for the representation of cannabis related products and derivatives comprised of management, marketing and various proprietary methodologies, including but not limited to its affiliate marketing program, directly tailored to the cannabis industry.

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

VivaBuds: On August 8, 2019, the Company announced its launch of VivaBuds, its premium cannabis delivery service, which will initially deliver cannabis to the San Fernando Valley, located in Los Angeles, California. As previously disclosed on Form 8-K on April 17, 2019, the Company entered into a material definitive agreement with Natural Plant Extract of California, Inc., a California corporation, and its wholly owned subsidiaries, Green Ethos LLC, Northern Lights Distribution LLC, and, Block Chain 420 LLC, all California limited liability companies (collectively, “NPE”). The Company and NPE agreed to form a joint venture incorporated in California under the name Viva Buds for the purpose of operating a California licensed cannabis distribution business pursuant to California law legalizing cannabis for recreational and medicinal use.

Pursuant to the material definitive agreement, the Company agreed to acquire twenty percent (equal to 200,000) of NPE’s authorized shares in exchange for Registrant’s payment of two million dollars and one million dollars’ worth of common stock, or approximately 1,173,709 shares of the Company’s restricted common stock, after the effects of the reverse stock split. As of the date of this filing, the shares have not been issued. The Company’s payment obligations are governed by a stock purchase agreement which required the Company to the following payment schedule:

a.        Deposit of $350,000 within 5 days of the execution of the material definitive agreement;

b.        Deposit of $250,000 payable within 30 days;

c.        Deposit of $400,000 within 60 days;

d.        Deposit of $500,000 within 75 days;

e.        Deposit of $500,000 within 90 days

The Company made its initial deposit pursuant to this schedule. However, the Company failed to make the other scheduled payments and is now in default. As of the date of this filing, the Company and NPE are in negotiations to restructure the payment plan.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our hempSMART™ product sales and research and development efforts. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Revenues/Cost of sales

Total revenues for the 3 months ended June 30, 2019 and 2018 were $208,580 and $28,435, respectively, an increase of $180,145. This increase is attributable to the continuing developing market for sales of our hempSMART™ products and the addition of several new products. The increase in our total revenues of hempSMART™ products was due to the volume of sales, and not as the result of price increases, and reflect sales based on our efforts at implementing our affiliate marketing sales program and direct sales through our website.

During the three months ended June 30, 2019 the Company released two new industrial hemp based hempSMART™ products: (i) hempSMART™ Comfort Cream, a cream formulated with industrial hemp based CBD and natural ingredients containing a broad range of active terpenes and organic botanicals, and (ii) hempSMART™ Comfort Capsules, capsules formulated with industrial hemp based CBD, and other botanicals ingredients.

The following table identifies our product offerings and the revenues related to these product for the three months ended June 30, 2019 and 2018, respectively:

	3 months ended June 30,
Products	2019	2018
Drops	$77,657	$7,072
Pain Cream	$36,186	$9,153
Brain Capsules	$24,086	$4,344
Pet Drops	$15,545	$1,029
Pain Capsules	$12,488	$3,387
Face Moisturizer	$12,347	$1,735
Comfort Cream	$12,005	$0	New Product during 2nd Quarter 2019
Comfort Capsules	$10,419	$0	New Product during 2nd Quarter 2019
Membership Fees	$7,846	$1,715
Totals	$208,580	$28,435

Costs and Expenses - Costs of sales, include the costs of product development, manufacturing, testing, packaging, storage and sale. For the three months ended June 30, 2019 and 2019, costs of sales was $29,139 as compared to $4,164 for the three months ended June 30, 2018. The reported costs of sales for each period reflect the Company’s increased effort and growth in the marketing and selling its hempSMART™ products.

General and administrative expenses

Selling, general and administrative expenses increased to $1,477,415 for the three months ended June 30, 2019 compared to $861,886 the three months ended June 30, 2018. General and administrative expenses include selling and marketing, research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The increase of $615,529 is attributed is attributed primarily to the growth in sales of its hempSMART™ products on a global basis. Below is a table with details of the variances in General and administrative expenses:

	For the three months ended June 30, 2019
EXPENSE	2019	2018	Variance	Explanation
Board of Director fees	$14,000	$0	$14,000	Board of directors were compensated as officers during Q2 2018
Travel Expenses	14,321	0	14,321	Increase in travel expenses due to increase in hempSMART sales
Legal consulting	72,580	54,810	17,770	Increase was due to more hours spent on responses to SEC inquiries related to the company's S-1 filing.
Consulting fees	406,415	161,110	245,305	Contractual commitments based on growth related to hempSMART sales in 2019
Accounting fees	19,450	0	19,450	New CFO during Q2 2019 vs $0 during Q2 2018
Officers Compensation	90,000	195,000	-105,000	Q2 2019 payments only to CEO Don Steinberg. Q2 2018 included Charlie Larsen and Robert Hymers
Marketing Compensation	7,300	0	7,300	New hempSMART Marketing consultant hired during Q2 2019
UK Contract Compensation	102,368	0	102,368	New hempSMART UK Sales Manager hired late in 2018
Admin Compensation	132,212	0	132,212	New staff hired in Q2 2019 and late in 2018 for Logistics, Sales, Accounting, IT, legal and administrative.
Wire transfer fees	14,696	0	14,696	Wire transfer costs incurred to send monies to UK operations
Commissions expense	31,430	2,896	28,534	Commissions paid based on sales volume at Q2 2019 vs Q2 2018
Marketing expense	337,855	82,902	254,953	Variance is due to increased Media due to sales growth
Stock based compensation	0	188,805	-188,805	Decrease due to accretion of vesting options recorded during Q2 2018. $0 in Q2 2019
Import duties and taxes	21,579	4,245	17,334	Expenses incurred due to increase hempSMART sales in the UK which began late 2018
Others, net	213,209	172,119	41,090
TOTALS(1)	$1,477,415	$861,886	$615,528

(1) Foreign exchange transactions were deemed immaterial, and is included in the general and administrative expenses.

Gain on change in fair value of derivative liabilities

During the three months ended June 30, 2019 and 2018, respectively, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to fair value the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $2,356,570 and a loss of $3,470,957 change in fair value of derivative liabilities for the three months ended June 30, 2019 and 2018, respectively.

Loss on equity investment

During the three months ended June 30, 2019 and 2018, we adjusted the carry value of our investment for our pro rata share of equity investment of $171,284 and $11,043, respectively.

Interest Expense

Interest expense during the three months ended June 30, 2019 was $1,005,970 compared to $1,350,633 for the three months ended June 30, 2018. Interest expense primarily consists of interest incurred on our convertible and other debt.

Unrealized loss on trading securities

The company incurred unrealized losses on its Moneytrac securities of $150,000 and $0 for the three months ended June 30, 2019 and 2018, respectively.

Six Months Ended June 30, 2019 Compared to six Months Ended June 30, 2018

Results of Operations - The Company generated revenue of $323,390 and $47,445 for the six months ended June 30, 2019 and 2018, respectively. The increase of $275,945 is due to the Company’s deployment of its hempSMART marketing and sales efforts and expansion into the UK in Q1 2019. Since the Company’s sales efforts were launched approximately two years ago, no currently known or previous matters are expected to have a material impact on current or future operations, with the exception of the Company’s need for funding. For the six months ended June 30, 2019 and 2018, the Company had net losses from continuing operations of $2,113,774 and $1,133,448, respectively. This change is due primarily to the operational growth related to the deployment of sales and marketing efforts.

Revenues/Cost of sales

Total revenues for the six months ended June 30, 2019 and 2018 were $323,390 and $47,445, respectively, an increase of $275,945. This increase is attributable to the continuing developing market for sales of our hempSMART™ products and the addition of several new products. The increase in our total revenues of hempSMART™ products was due to the volume of sales, and not as the result of price increases, and reflect sales based on our efforts at implementing our affiliate marketing sales program and direct sales through our website.

During the six months ended June 30, 2019 the Company released two new industrial hemp based hempSMART™ products: (i) hempSMART™ Comfort Cream, a cream formulated with industrial hemp based CBD and natural ingredients containing a broad range of active terpenes and organic botanicals, (ii) hempSMART™ Comfort Capsules, capsules formulated with industrial hemp based CBD, and (iii) Leafles and related accessories

The following table identifies our product offerings and the revenues related to these products for the six months ended June 30, 2019 and 2018, respectively:

	Six Months Ended June 30,
Sales Product	2019	2018
Drops	$135,075	$16,235	Due to growth and new UK business
Pain Cream	64,484	12,143	Due to growth and new UK business
Brain Capsules	33,662	6,823	Due to growth and new UK business
Pet Drops	24,784	2,023	Due to growth and new UK business
Pain Capsules	21,990	5,792	Due to growth and new UK business
Face Moisturizer	19,849	1,735	Due to growth and new UK business
Membership Fees	10,835	2,695	Due to growth and new UK business
Comfort Cream	5,459	—	New product in 2019
Comfort Capsules	3,873	—	New product in 2019
Leaflets and accessories	2,968	—	New product in 2019
Total Product Sales	$323,390	$47,445

Costs and Expenses - Costs of sales, include the costs of product development, manufacturing, testing, packaging, storage and sale. For the six months ended June 30, 2019, costs of sales were $69,017 as compared to $14,610 for the six months ended June 30, 2018. The reported costs of sales for each period reflect the Company’s increased effort and growth in the marketing and selling its hempSMART™ products.

General and administrative expenses

Other general and administrative expenses increased to $2,464,756 for the six months ended June 30, 2019 compared to $1,163,365 the six months ended June 30, 2018. General and administrative expenses include selling and marketing, research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The increase of $1,301,391 is attributed is attributed primarily to the growth in sales of its hempSMART™ products on a global basis. Below is a table which explains the variances in our General and administrative expenses for the six months ended June 30, 2019 and 2018, respectively:

For the 6 months ended June 30,
EXPENSE	2019	2018	Variance	Explanation
Collection expense	$15,000	$0	$15,000	Writeoff was due to Merchant closing down.
Board of Director fees	18,000	0	18,000	New Board member fees established in 2019 vs 2018
Import duties and taxes	22,264	0	22,264	Increase due to hempSMART sales in UK as products sent to Europe.
Stock based compensation	100,350	(123,595)	223,945	2019 reflects compensation for new Marketing team, while 2018 YTD reflected credit adjustment for FV of vesting non-employee options
Consulting Fees	678,019	417,040	260,980	Contractual commitments based on growth related to hempSMART sales and product development during 2019
Accounting fees	26,110	0	26,110	Principally $21,275 fees paid to new CFO hired in Sept 2018
Officer's Compensation	220,000	390,000	(170,000)	2019 reflected Don Steinberg CEO and one month for Charlie Larsen vs 2018 amounts for CEO, Charles Larsen and CFO
Investor Relations	87,826	132,770	(44,944)
hempSMART compensation	440,648	2,917	437,731	Increase is due to expansion and growth of hempSMART business in 2019 vs 2018
Bank service charges	54,271	5,700	48,570	Increase in fees is due to wire transfers to Europe as well as growth of hempSMART business in 2019
hempSMART commissions	99,320	6,937	92,383	Increase in Commissionss due to growth of hempSMART business in 2019
Marketing	583,145	242,462	340,683	Increase in Marketing costs is related to growth of hempSMART business in 2019
Others, net	119,802	89,135	30,667
TOTALS(1)	$2,464,756	$1,163,365	$1,301,390

(1) Foreign exchange transactions were deemed immaterial, and is included in the general and administrative expenses.

Gain on change in fair value of derivative liabilities

For the six months ended June 30, 2019 and 2018 we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to fair value the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $330,879 and a gain of $1,585,729 change in fair value of derivative liabilities for the six months ended June 30, 2019 and 2018, respectively.

Loss on equity investment

During the six months ended June 30, 2019 and 2018, we adjusted the carry value of our investment for our pro rata share loss on equity investment of $230,825 and $48,716, respectively.

Gain on settlement of debt

During the six months ended June 30, 2019 and 2018, the company realized a gain on settlement of debt of $0 and $156,839, respectively. This was related to the termination of a material definitive agreement not made in the ordinary course of its business during the six months ended June 30, 2018. The parties to the agreement are the Company and GateC.

Interest Expense

Interest expense during the six months ended June 30, 2019 and 2018, was $1,442,252 and $2,081,379, respectively. Interest expense primarily consists of interest incurred on our convertible and other debt. The debt discounts amortization and non-cash interest incurred during the six months ended June 30, 2019 and 2018 was $2,750,802 and $2,011,841, respectively.

Liquidity and Capital Resources – The Company has generated a net loss from continuing operations for the six months ended June 30, 2019 of $2,213,774 and used $1,430,589 cash for operations. As of June 30, 2019, the Company had total assets of $4,456,276, which included inventory of $249,258 and accounts receivable of $38,359.

During the three months ended June 30, 2019 and 2018, the Company has met its capital requirements through a combination of loans and convertible debt instruments. The Company will need to secure additional external funding in order to continue its operations. Our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $1,675,000 for June 30, 2019, as compared to $942,940 for June 30, 2018, and an increase proceeds from the sale of note payables to a related party of $0 for June 30, 2019 as compared to $103,791 for June 30, 2018. We have during the period ended June 30, 2018, relied upon external financing arrangements to fund our operations. During the three months ended June 30, 2019 and 2018, we entered into several separate financing arrangements with St. George Investments, LLC, a Utah limited liability company, in which we borrowed an aggregate of $2,149,170, the principal of which is convertible into shares of our common stock (see Note 6, Convertible Note Payable). Our ability to rely upon external financing arrangements to fund operations is not certain, and this may limit our ability to secure future funding from external sources without changes in terms requested by counterparties, changes in the valuation of collateral, and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way. We intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally.

Operating Activities - For the six months ended June 30, 2019, the Company used cash in operating activities of $1,430,589. For the six months ended June 30, 2018, the Company used cash in operating activities of $1,037,789. This increase is due primarily to net loss for the six months ended June 30, 2019 as comparted to the net loss for the period ended June 30, 2018, offset by the loss on change in fair value of derivative liabilities (non-cash) for the six months ended June 30, 2019 against the gain on change in fair value of derivative liabilities (non-cash) and continued implementation of our new business plan, operations, management, personnel and professional services.

Investing Activities - During the six months ended June 30, 2019, the Company spent cash of $501,361 in investing activities related to its purchase of investment and equipment and investment in joint ventures. During the six months ended June 30, 2018, we spent $376,403 on investment in joint ventures and purchase of equipment.

Financing Activities - During the six months ended June 30, 2019, the Company, primarily through its receipt of funds from the issuance of notes payable resulted in financing activity of $1,675,000. For the six months ended June 30, 2018 the Company received proceeds of $924,940 from issuance of notes payable, $103,791from proceeds of notes payable due to related party and $190,000 proceeds from common stock subscriptions.

The Company’s business plans have not generated significant revenues and as of the date of this filing are not sufficient to generate adequate amounts of cash to meet its needs for cash. The Company's primary source of operating funds for the six months ended June 30, 2019 and 2018 have been from revenue generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in the second half of 2019 and beyond as it develops its affiliate marketing program and other direct sales and marketing programs. The Company has stockholders' deficiencies at June 30, 2019 and requires additional financing to fund future operations. As of the date of this filing, and due to the early stages of operations, the Company has insufficient sales data to evaluate the amounts and certainties of cash flows, as well as whether there has been material variability in historical cash flows.

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

Off Balance Sheet Arrangements

As of June 30, 2019, and December 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of the quarter ended June 30, 2019, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures, to determine the existence of any material weaknesses or significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Management identified the following material weakness which has caused management to conclude that, as of June 30, 2019, our disclosure controls and procedures were not effective:

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

Changes in Internal Control over Financial Reporting.

In order to address the material weakness and significant deficiency, we made the following changes to our internal control over financial reporting:

(1) After our year ended December 31, 2018, we considered and approved on May 28, 2019, an internal audit sub-committee, led by independent director Robert Coale, to obtain timely information on a weekly basis on the status of our joint ventures, the respective budgets and expenses and variances on balances. Mr. Jesus Quintero, our Chief Financial Officer, has monitored, reviewed and to the extent he deemed prudent, tested Mr. Coale’s work since inception of the internal audit sub-committee. Mr. Coale has reported to the Board of Directors on the status of each joint venture on a weekly basis, along with a discussion of the ability to sell and liquidate inventory and to also advised concerning funding. Although we believe our implementation of this framework will provide an effective preventative control that will allow us to provide our auditor timely information about our joint ventures so that we can close our books in a timely fashion and file our reports to the Commission consistent with its rules and forms, our internal sub-committee has been operational for approximately three months, and so our evaluation of its effectiveness is not complete and will require further review, assessment and disclosure. This material weakness remains unremedied.

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

We launched our first hempSMART™ product, hempSMART Brain™, in November 2016. As we continue to conduct the research and development and release of other hempSMART™ products and our joint ventures with Global Hemp Group, Inc., we anticipate increases in our operating expenses, without realizing significant revenues from operations. Within the next 12 months, these increases in expenses will be attributed to the cost of (i) administration and start-up costs, (ii) research and development, (iii) advertising and website development, (iv) legal and accounting fees at various stages of operation, (v) joint venture activities, (vi) creating and maintaining distribution and supply chain channels.

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

Failure to raise additional capital to fund operations could harm our business and results of operations:

Our primary source of operating funds from 2015 through the December 31, 2018 year-end has been from funds generated from proceeds from the sale of our common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception but expects these conditions to improve in 2019 and beyond as it develops its business model. The Company has stockholders' deficiencies at December 31, 2018 and 2017 and requires additional financing to fund future operations. Currently, we do not have any arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. No assurance can be given that our Company will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of our Company to gain access to capital markets or obtain acceptable financing could have an adverse effect upon the results of its operations and upon its financial conditions.

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

 Our Investment in MoneyTrac is subject to possible pricing volatility.

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

The Company accounts for its investment in MoneyTrac Technology, Inc. at estimated market fair value using the market price for the publicly traded shares under the ticker symbol “GOHE” as listed on OTC Markets as an indicator of fair market value. As of June 30, 2019, and December 31, 2018, the balance of this investment was $525,000 and $810,000 and was classified as a short-term investment.

On July 19, 2019, MoneyTrac completed a 1:100 reverse split of its common stock, which reduced the number of shares beneficially owned by the Company to 1,500,000 shares. MoneyTrac’s common stock is traded on the OTC Markets Pink Sheet Tier, and is subject to daily price volatility that may materially impact the Company’s return on investment.

We may be unable to fully capture the expected value from our joint ventures with Global Hemp Group, Inc.

In connection with our entry into joint ventures with Global Hemp Group, Inc., we face numerous risks and uncertainties, including effectively integrating our respective personnel, management controls and business relationships into an effective and cohesive operation. Further, we are subject to additional risks and uncertainties because we may be dependent upon, and subject to, liability losses or damages relating to system controls and personnel that are not under our control.

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

Risks Related to Our Common Stock

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution:

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 5,000,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2019, there were 47,314,675 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

Trading in our common stock on the OTCQB Exchange has been subject to wide fluctuations:

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

During the quarter ended June 30, 2019, the Company made the following sales of unregistered equity securities:

On April 4 2019, the Company issued 33,333 common shares to Kaelan Dunbar for services. The issuance to Ms. Dunbar was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Dunbar was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Dunbar full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Dunbar acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 19 2019, the Company issued 116,667 common shares to David Cook for services. The issuance to Mr. Cook was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Cook was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Cook full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Cook acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 24, 2019, the Company issued 496,460 common shares to Donald Steinberg for services. The issuance to Mr. Steinberg was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Steinberg was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Steinberg full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Steinberg acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 24, 2019, the Company issued 436,667 common shares to Charles Larsen for services. The issuance to Mr. Larsen was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Larsen was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Larsen full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Larsen acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 24, 2019, the Company issued 287,729 common shares to Robert L. Hymers, III for the conversion of debt that was accrued for consulting services rendered.. The issuance to Mr. Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 22, 2019, the Company issued 16,667 common shares to Daniel Witzel. The issuance to Mr. Witzel was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Witzel was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Witzel full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Witzel acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 24, 2019, the Company issued 16,667 common shares to Joel Tolchin. The issuance to Mr. Tolchin was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Tolchin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Tolchin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Tolchin acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 30, 2019, the Company issued 8,333 common shares to Ian Harvey. The issuance to Mr. Harvey was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Harvey was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Harvey full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Harvey acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 18, 2019, the Company issued 16,667 common shares to Jaqueline Montalvo. The issuance to Ms. Montalvo was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Montalvo was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Montalvo full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Montalvo acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 19, 2019, the Company issued 8,333 common shares to Casey Eberhart. The issuance to Mr. Eberhart was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Eberhart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Eberhart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Eberhart acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 27, 2019, the Company issued 177,054 common shares to IRTH Communications (“IRTH”). The issuance to IRTH was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. IRTH was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to IRTH full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. IRTH acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 27, 2019, the Company issued 1,333 common shares to Paladin Advisors, LLC (“Paladin”). The issuance to Paladin was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Paladin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Paladin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Paladin acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 10, 2019, the Company issued 5,128,205 common shares to Donald Steinberg. The issuance to Mr. Steinberg was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Steinberg was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Steinberg full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Steinberg acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 10, 2019, the Company issued 1,538,462 common shares to Green Capital Advisors LLC (“Green Capital”). The issuance to Green Capital was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Green Capital was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Green Capital full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Green Capital acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 10, 2019, the Company issued 1,166,667 common shares to Jesus Quintero. The issuance to Mr. Quintero was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Quintero was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Quintero full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Quintero acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 10, 2019, the Company issued 1,166,667 common shares to Robert Coale. The issuance to Mr. Coale was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Coale was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Coale full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Coale acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 10, 2019, the Company issued 1,166,667 common shares to Caren Glaser. The issuance to Ms. Glaser was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Glaser was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Glaser full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Glaser acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 10, 2019, the Company issued 166,667 common shares to Trevor Muehlfelder. The issuance to Mr. Muehlfelder was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Muehlfelder was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Muehlfelder full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Muehlfelder acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 10, 2019, the Company issued 1,166,667 common shares to Edward Manolos. The issuance to Mr. Manolos was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Manolos was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Manolos full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Manolos acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 10, 2019, the Company issued 3,666,667 common shares to Robert L. Hymers, III for services. The issuance to Mr. Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 10, 2019, the Company issued 83,333 common shares to Tad Mailander. The issuance to Mr. Mailander was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Mailander was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Mailander full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Mailander acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

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

Dated: August 19, 2019

MARIJUANA COMPANY OF AMERICA, INC.

By:	/S/ Donald Steinberg
Donald Steinberg
President & Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Jesus Quintero
Jesus Quintero
Chief Financial Officer
(Principal Financial and Accounting Officer)

62