Form 10-K/A
period 2018-12-31
Marijuana Co of America, Inc.
filed 2019-11-01
CIK 1078799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A- 3

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

See the accompanying notes to these audited consolidated financial statements

The following is a tabular breakdown of expenses related to Selling, General and Administrative Expenses:

MARIJUANA COMPANY OF AMERICA, INC.
VARIANCE ANALYSIS OF G&A EXPENSES
2018 vs 2017

G&A Expense acct	2018	2017	Variance
Stock Based Compensation(1)	1,052,425	18,108,832	(17,056,407)
Officer's Compensation	698,675	1,248,000	(549,325)
Marketing/Media	584,008	49,839	534,169
Consulting fees	368,185	1,133,109	(764,925)
Legal expense	226,205	317,703	(91,498)
Investor Relations	220,205	109,799	110,406
Admin Compensation	216,595	0	216,595
Independent contractor	104,223	90,750	13,473
Advertising and Promotion	70,970	77,552	(6,582)
UK Contract Compensation	65,259	0	65,259
Audit Fee	38,384	16,000	22,384
Board of Director Fees	34,500	0	34,500
Bank Service Charges	25,971	3,999	21,972
Accounting	23,077	0	23,077
Rent Expense	21,986	10,827	11,159
Special Events	14,177	0	14,177
Office Supplies	13,433	0	13,433
Software	12,294	0	12,294
Marketing Compensation	11,600	0	11,600
Wholesale Commissions	11,558	0	11,558
Fees/Licensing	2,003	29,473	(27,470)
All other expenses, net	164,761	76,874	87,887
Total G & A expenses	3,980,493	21,272,758	(17,292,264)

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principal is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted FASB ASC Topic 606 for our reporting period as of the year ended December 31, 2017, which made our implementation of FASB ASC Topic 606 effective in the first quarter of 2018. We decided to implement the modified retrospective transition method to implement FASB ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, we applied the new standards to all new contracts initiated on/after the effective date. We also decided to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. For the year ended December 31, 2019 [and for the quarter ended June 30, 2019], there were no incomplete contracts. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

Identification of Our Contracts with Our Customers.

Contracts included in our application of FASB ASC Topic 606, consist completely of sales contracts between us and our customers that create enforceable rights and obligations. For the year ended December 31, 2018, [and for the quarter ended June 30, 2019], our sales contracts included the following parties: us, our sales associates and our customers. Our sales contracts were offered by us and our sales associates to our customers directly through our web site. Our sales contracts, and those formalized by our sales associates, are represented by an electronic order form, which contains the contractual elements of offer for sale, acceptance and the provision of consideration consisting of the buyer’s payment, which is concurrent with our delivery of hempSMART™ product. Since our hempSMART™ product sales contracts are consummated upon receipt of the customer’s acceptance of our offer; our concurrent receipt of our customers payment; and, our delivery of the agreed to hempSMART™ product, all parties are equally committed to fulfilling their respective obligations under the sales contracts. Further, the sales contracts specifically identify (1) parties; (2) quantity of hempSMART™ product ordered; (3) price; and, (4) subject, and so each respective party’s rights are identifiable and the payment terms are defined. Since the sales contracts are consummated concurrent with offer, acceptance, payment and delivery of the hempSMART™ product ordered, we recognize revenue and cash flows as the principal from the respective sales contract transactions as they complete. Further, because our sales contracts are offered, accepted and consummated concurrently, our ability to collect revenue is immediate. We receive no payments for agreements that do not qualify as a contract. If customers agree to multiple sales contracts when they are entered into at or near the same time, our policy is to combine those contracts if: (1) the sales contracts are negotiated as a single package; (2) the payment amount of one sales contract is dependent upon another sales contract; (3) our performance obligations of delivering multiple hempSMART™ products can be determined to be part of a single transaction. Since the nature of the entry into and consummation of our sales contracts occur concurrently, there are no changes or modifications to the terms of the sales contracts that would modify the enforceable rights and performance obligations of the parties and that would materially alter the timing of our receipt of revenue from our sales contracts.

Identifying the Performance Obligations in Our Sales Contracts.

In analyzing our sales contracts, our policy is to identify the distinct performance obligations in a sales contract arrangement. In determining our performance obligations under our sales contracts, we consider that the terms and conditions of sales are explicitly outlined in our sales contracts and are so distinct and identifiable within the context of each sales contract, and so are not integrated with other goods, or constitute a modification or customization of other goods in our contracts, or are highly dependent or highly integrated with other goods in our sales contracts. Thus, our performance obligations are singularly related to our promise to provide the hempSMART™ products upon receipt of payment. We offer an assurance warranty on our hempSMART™ products that allows a customer to return any hempSMART™ products within thirty days if not satisfied for any reason. Assurance warranties are not identifiable performance obligations, since they are electable at the whim of the customer for any reason. However, we do account for returns of purchase prices if made.

Determination of the Price in Our Sales Contracts.

The transaction prices in our sales contract is the amount of consideration we expect to be entitled to for transferring promised hempSMART™ products. The consideration amount is fixed and not variable. The transaction price is allocated to the identified performance obligations in the contract. These allocated amounts are recognized as revenue when or as the performance obligations are fulfilled, which is concurrently upon receipt of payment. There are no future options for a contract when considering and determining the transaction price. We exclude amounts third parties will eventually collect, such as sales tax, when determining the transaction price. Since the timing between receiving consideration and transferring goods or services is immediate, our sales contract do not have a significant financing component, i.e., recognizing revenue at the amount that reflects the cash payment that the customer would have made at the time the goods or services were transferred to them (cash selling price), rather than significantly before or after the goods or services are provided.

Allocation of the Transaction Price of Our Sales Contracts.

Our sales contracts are not considered multi-element arrangements which require the fulfillment of multiple performance obligations. Rather, our sales contracts include one performance obligation in each contract. As such, from the outset, we allocate the total consideration to each performance obligation based on the fixed and determinable standalone selling price, which we believe is an accurate representation of what the price is in each transaction.

Recognition of Revenue when the Performance Obligation is Satisfied.

A performance obligation is satisfied when or as control of the good or service is transferred to the customer. The standard defines control as “the ability to direct the use of, and obtain substantially all of the remaining benefits from, the asset.” (ASC 606-10-20). For performance obligations that are fulfilled at a point in time, revenue is recognized at the fulfillment of the performance obligation. As noted above, our single performance obligation sales contracts are singularly related to our promise to provide the hempSMART™ products to the customer upon receipt of payment, which occurs concurrently and when, upon completion, allows us under our revenue recognition policy to realize revenue.

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

Consulting Services

We also offer professional services for financial accounting, bookkeeping or real property management consulting services based on consulting agreements. As of the date of this filing, we have not entered into any contracts for any financial accounting, bookkeeping and/or real property management consulting services that have generated reportable revenues as of the years ended 2017 and 2018 or the quarter ended June 30, 2019. We intend and expect these arrangements to be entered into on an hourly fixed fee basis.

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principal is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted FASB ASC Topic 606 for our reporting period as of the year ended December 31, 2017, which made our implementation of FASB ASC Topic 606 effective in the first quarter of 2018. We decided to implement the modified retrospective transition method to implement FASB ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, we applied the new standards to all new contracts initiated on/after the effective date. We also decided to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. For the year ended December 31, 2019 [and for the quarter ended June 30, 2019], there were no incomplete contracts. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Identification of Our Contracts with Our Customers.

Contracts included in our application of FASB ASC Topic 606, consist completely of sales contracts between us and our customers that create enforceable rights and obligations. For the year ended December 31, 2018, [and for the quarter ended June 30, 2019], our sales contracts included the following parties: us, our sales associates and our customers. Our sales contracts were offered by us and our sales associates to our customers directly through our web site. Our sales contracts, and those formalized by our sales associates, are represented by an electronic order form, which contains the contractual elements of offer for sale, acceptance and the provision of consideration consisting of the buyer’s payment, which is concurrent with our delivery of hempSMART™ product. Since our hempSMART™ product sales contracts are consummated upon receipt of the customer’s acceptance of our offer; our concurrent receipt of our customers payment; and, our delivery of the agreed to hempSMART™ product, all parties are equally committed to fulfilling their respective obligations under the sales contracts. Further, the sales contracts specifically identify (1) parties; (2) quantity of hempSMART™ product ordered; (3) price; and, (4) subject, and so each respective party’s rights are identifiable and the payment terms are defined. Since the sales contracts are consummated concurrent with offer, acceptance, payment and delivery of the hempSMART™ product ordered, we recognize revenue and cash flows as the principal from the respective sales contract transactions as they complete. Further, because our sales contracts are offered, accepted and consummated concurrently, our ability to collect revenue is immediate. We receive no payments for agreements that do not qualify as a contract. If customers agree to multiple sales contracts when they are entered into at or near the same time, our policy is to combine those contracts if: (1) the sales contracts are negotiated as a single package; (2) the payment amount of one sales contract is dependent upon another sales contract; (3) our performance obligations of delivering multiple hempSMART™ products can be determined to be part of a single transaction. Since the nature of the entry into and consummation of our sales contracts occur concurrently, there are no changes or modifications to the terms of the sales contracts that would modify the enforceable rights and performance obligations of the parties and that would materially alter the timing of our receipt of revenue from our sales contracts.

Identifying the Performance Obligations in Our Sales Contracts.

In analyzing our sales contracts, our policy is to identify the distinct performance obligations in a sales contract arrangement. In determining our performance obligations under our sales contracts, we consider that the terms and conditions of sales are explicitly outlined in our sales contracts and are so distinct and identifiable within the context of each sales contract, and so are not integrated with other goods, or constitute a modification or customization of other goods in our contracts, or are highly dependent or highly integrated with other goods in our sales contracts. Thus, our performance obligations are singularly related to our promise to provide the hempSMART™ products upon receipt of payment. We offer an assurance warranty on our hempSMART™ products that allows a customer to return any hempSMART™ products within thirty days if not satisfied for any reason. Assurance warranties are not identifiable performance obligations, since they are electable at the whim of the customer for any reason. However, we do account for returns of purchase prices if made.

Determination of the Price in Our Sales Contracts.

The transaction prices in our sales contract is the amount of consideration we expect to be entitled to for transferring promised hempSMART™ products. The consideration amount is fixed and not variable. The transaction price is allocated to the identified performance obligations in the contract. These allocated amounts are recognized as revenue when or as the performance obligations are fulfilled, which is concurrently upon receipt of payment. There are no future options for a contract when considering and determining the transaction price. We exclude amounts third parties will eventually collect, such as sales tax, when determining the transaction price. Since the timing between receiving consideration and transferring goods or services is immediate, our sales contract do not have a significant financing component, i.e., recognizing revenue at the amount that reflects the cash payment that the customer would have made at the time the goods or services were transferred to them (cash selling price), rather than significantly before or after the goods or services are provided.

Allocation of the Transaction Price of Our Sales Contracts.

Our sales contracts are not considered multi-element arrangements which require the fulfillment of multiple performance obligations. Rather, our sales contracts include one performance obligation in each contract. As such, from the outset, we allocate the total consideration to each performance obligation based on the fixed and determinable standalone selling price, which we believe is an accurate representation of what the price is in each transaction.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

Recognition of Revenue when the Performance Obligation is Satisfied.

A performance obligation is satisfied when or as control of the good or service is transferred to the customer. The standard defines control as “the ability to direct the use of, and obtain substantially all of the remaining benefits from, the asset.” (ASC 606-10-20). For performance obligations that are fulfilled at a point in time, revenue is recognized at the fulfillment of the performance obligation. As noted above, our single performance obligation sales contracts are singularly related to our promise to provide the hempSMART™ products to the customer upon receipt of payment, which occurs concurrently and when, upon completion, allows us under our revenue recognition policy to realize revenue.

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

Consulting Services

We also offer professional services for financial accounting, bookkeeping or real property management consulting services based on consulting agreements. As of the date of this filing, we have not entered into any contracts for any financial accounting, bookkeeping and/or real property management consulting services that have generated reportable revenues as of the years ended 2017 and 2018 or the quarter ended June 30, 2019. We intend and expect these arrangements to be entered into on an hourly fixed fee basis.

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

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	2018(1)	2017
Convertible notes payable	137,219,847	—
Options to purchase common stock(1)	0(1)	1,000,000,000
Warrants to purchase common stock	110,846,817	—
Total	248,066,664	1,010,000,000

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

The following table presents information related to stock options at December 31, 2018(1):

Options Outstanding(1)		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$-	-	-	-

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

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders	0	(4)	$—	—
Total	—		$—	—

(1)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above.

(2)	Historically, the Company has granted restricted shares that are subject to forfeiture. Pursuant to SEC guidance, these RSUs are not reportable in the table above. Restricted shares subject to forfeiture have a weighted average exercise price of $0.00.

(3)	The Company equity compensation grants to date have been approved on a grant-by-grant basis, as opposed to under an umbrella equity compensation plan establishing a total number of grants available.

(4)	On February 27, 2019, Donald Steinberg and Charles Larsen cancelled previously issued options to purchase an aggregate of 1,000,000,000 shares at an average exercise price of $0.0005 per share.

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

Date: October 31 , 2019	MARIJUANA COMPANY OF AMERICA, INC.
	By:	/S/ Donald Steinberg Donald Steinberg Principal Executive Officer

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

Name	Title	Date

/S/ Donald Steinberg	Principal Executive Officer	October 31 , 2019
Donald Steinberg

/S/ Jesus M. Quintero	Principal Financial Officer	October 31 , 2019
Jesus M Quintero

/S/ Robert Coale	Director	October 31 , 2019
Robert Coale

