Form 10-Q
period 2019-09-30
Marijuana Co of America, Inc.
filed 2019-11-19
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
1

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

As of September 30, 2019, and November 19, 2019, there were 52,029,238 and 74,989,736 shares of registrant’s common stock issued and outstanding respectively.

2

ITEM 1. FINANCIAL STATEMENTS

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	Unaudited	Audited
ASSETS
Current assets:
Cash	$44,821	$359,577
Short-term Investments	120,708	810,000
Accounts receivable, net	62,973	46,376
Inventory	204,041	186,989
Other current assets	111,540	93,833
Total current assets	544,083	1,496,775

Property and equipment, net	10,046	12,430

Other assets:
Long-term Investments	3,772,652	408,077
Security deposit	2,500	2,500

Total assets	$4,329,281	$1,919,782

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$751,109	$416,444
Accrued compensation	270,000	454,316
Accrued liabilities	271,948	216,946
Debt obligations of Joint venture	1,633,872	289,742
Notes payable, related party	90,418	287,140
Convertible notes payable, net of debt discount of $838,335 and $896,180, respectively	2,688,555	1,132,668
Warrant liability to be settled	45,000	—
Contingency Liability	956,251	—
Derivative liability	5,118,562	2,256,631
Total current liabilities	11,825,715	5,053,887

Total liabilities	11,825,715	5,053,887

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	10,000	10,000
Class B preferred stock, $0.001 par value, 5,000,000 shares designated, 0 issued and outstanding as of September 30, 2019 and December 31, 2018.	—	—
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 52,029,238 and 42,687,301 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively (Reflects post reverse stock split of 1:60)	52,029	42,687
Common Stock to be issued	28	—
Common stock subscriptions	—	90,000
Additional paid in capital	57,304,027	50,707,103
Accumulated deficit	(64,862,517)	(53,983,895
Total stockholders' deficit	(7,496,433)	(3,134,105

Total liabilities and stockholders' deficit	$4,329,281	$1,919,782

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	For the three months Ended September 30,		For the nine months Ended September 30,
	2019	2018	2019	2018
REVENUES:
Sales	$222,984	$81,007	$538,026	$128,452
Related party Sales	6,387	9,269	14,735	9,269
Total Revenues	229,371	90,276	552,761	137,721

Cost of sales	90,843	28,437	159,860	43,047

Gross Profit	138,528	61,839	392,901	94,674

OPERATING EXPENSES:
Selling, general and administrative expenses	761,454	728,254	3,226,210	1,891,619
Depreciation	1,696	1,524	5,087	4,442
Total operating expenses	763,150	729,778	3,231,297	1,896,061

Net loss from operations	(624,622)	(667,939)	(2,838,396)	(1,801,387)

OTHER INCOME (EXPENSES):
Interest expense, net	(1,559,720)	(1,422,231)	(3,001,972)	(3,503,610)
Legal contingency expense	(1,497,674)	—	(1,497,674)	(1,676,870)
Impairment of Joint Ventures	—	—	—	(296,761)
Loss on equity investment	122,864	(107,982)	(107,961)	(156,698)
Loss on debt modification		(1,343,161)		(1,343,161)
Gain (Loss) on change in fair value of derivative liabilities	(1,668,112)	3,072,345	(2,148,262)	4,658,074
Gain on cancellation of debt		1,500,000		1,500,000
Unrealized (Loss) Gain on trading securities	(362,625)	1,175,000	(647,625)	1,175,000
Loss on sales of trading securities	(24,698)		(24,698)
(Loss) Gain on settlement of debt	(612,034)	(61,906)	(612,034)	94,933
Total other income (expense)	(5,601,999)	2,812,065	(8,040,226)	450,907

Net loss before income taxes	(6,226,621)	2,144,126	(10,878,622)	(1,350,480)

Income taxes (benefit)	—	—	—	—

NET INCOME (LOSS)	$(6,226,621)	$2,144,126	$(10,878,622)	$(1,350,480)

Loss per common share, basic and diluted	$(0.13)	$0.06	$(0.26)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted (Reflects post reverse stock split of 1:60)	49,686,994	38,150,788	41,726,239	36,891,076

See the accompanying notes to these unaudited consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2017	10,000,000	$10,000	—	$—	35,057,733	$35,058	—	$—	$—	$32,525,294	$(42,888,104)	$(10,317,752)
Common stock issued for services rendered	—	—	—	—	370,847	371	—	—	—	327,384		327,755
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	—	—	1,525,673	1,526	—	—	—	3,035,563	—	3,037,089
Conversion of related party notes payable	—	—	—	—	1,265,471	1,265		—		758,018		759,283
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	—	—	928,447	928	—	—		(928)	—	0
Common stock issued in settlement of legal case	—	—	—	—	961,280	961				1,700,504		1,701,465
Sale of common stock	—	—					83,333	83		49,917		50,000
Proceeds from common stock subscriptions	—	—	—	—					190,000			190,000
Reclassification of derivative liabilities	—	—	—	—						1,456,550		1,456,550
Reclassification of warrant liability	—	—	—	—						2,490,767		2,490,767
Stock based compensation	—	—	—	—			—	—		(64,501)	—	(64,501)
Net Loss	—	—	—	—	—	—	—	—	—	—	(1,350,480)	(1,350,480)
Balance, September 30, 2018	10,000,000	$10,000	—	$—	40,109,450	$40,109	83,333	$83	$190,000	$42,278,568	$(44,238,584)	$(1,719,823)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2018	10,000,000	$10,000	—	$—	42,687,301	$42,687	—	$—	$90,000	$50,707,103	$(53,983,895)	$(3,134,105)
Common stock issued for services rendered	—	—	—	—	552,054	552	—	—	—	553,815		554,367
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	—	—	5,208,063	5,208	—	—		3,551,615	—	3,556,823
Additional paid-in capital due to issuance of convertible debt	—	—	—	—		—	—	—		462,714		462,714
Conversion of related party notes payable					2,394,565	2,394		—		1,730,119		1,732,513
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	—	—	655,556	656	27,778	28	(40,000)	95,139	—	55,823
Sale of common stock	—	—	—	—	531,699	532	—	—	(50,000)	203,522	—	154,054
Net Loss	—	—	—	—	—	—	—	—	—	—	(10,878,622)	(10,878,622)
Balance, September 30, 2019	10,000,000	$10,000	—	$—	52,029,238	$52,029	27,778	$28	$—	$57,304,027	$(64,862,517)	$(7,496,433)

See the accompanying notes to these unaudited consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(10,878,622)	$(1,350,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,087	4,442
Amortization of debt discount	2,172,936	1,171,549
Bad debt expense	15,000	1,559
Non cash interest	1,886,837	2,827,419
Stock based compensation	100,350	21,404
Unrealized Gain on trading securities	647,625	—
Realized Loss on trading securities	41,667	—
(Gain) Loss on change in fair value of derivative liabilities	2,148,262	(4,658,074)
Impairment of investment in BV joint venture	—	296,761
(Gain) Loss on settlement of debt	612,034	(1,594,933)
Loss on equity investment	107,961	156,698
Changes in operating assets and liabilities:
Accounts receivable	(31,597)	1,149
Inventory	(17,052)	(401,033)
Other current assets	(17,707)
Accounts payable	206,926	474,128
Accrued liabilities	(348)	(27,993)
Contingency Liability	1,497,675	1,676,870
Accrued compensation	(381,038)	390,014
Net cash used in operating activities	(1,884,004)	(1,010,520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	(685,049)
Purchase of investments	—	(624,767)
Purchase of property and equipment	(2,703)	(7,119)
Net cash used in investing activities	(687,752)	(631,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	2,257,000	1,080,186
Proceeds from issuance of notes payable, related party	—	194,881
Proceeds from sale of common stock	—	185,000
Net cash provided by Financing activities	2,257,000	1,460,067

Net decrease in cash	(314,756)	(182,339)

Cash-beginning of period	359,577	249,831
Cash-end of period	$44,821	$67,492

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$—	$—
Taxes paid	$—	$—

Non cash financing activities:
Common stock issued in settlement of convertible notes payable	$3,016,750	$762,650
Common stock issued in settlement of related party notes payable and accrued compensation	$462,714	$759,283
Investment in joint venture	$2,650,000	$—
See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for nine months ended September 30, 2019, the Company had a net loss of $10,878,622 and used cash in operations of $1,884,004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The Company's primary source of operating funds in 2019 has been from funds generated from proceeds from the issuance of convertible and other debt and issuance of stock through private placements. With the exception of the current quarter, the Company has experienced net losses from operations since inception, but expects these conditions to improve as its business develops. The Company has stockholders' deficiencies at September 30, 2019 and requires additional financing to fund future operations.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems discussed in this filing. The accompanying statements do not include any adjustments that might result, should the Company be unable to continue as a going concern.

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principal is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted FASB ASC Topic 606 for our reporting period as of the year ended December 31, 2017, which made our implementation of FASB ASC Topic 606 effective in the first quarter of 2018. We decided to implement the modified retrospective transition method to implement FASB ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, we applied the new standards to all new contracts initiated on/after the effective date. We also decided to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. For the year ended December 31, 2018, and for the quarter ended September 30, 2019, there were no incomplete contracts. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

Identification of Our Contracts with Our Customers.

Contracts included in our application of FASB ASC Topic 606, consist completely of sales contracts between us and our customers that create enforceable rights and obligations. For the year ended December 31, 2018, and for the three and nine months ended September 30, 2019, our sales contracts included the following parties: us, our sales associates and our customers. Our sales contracts were offered by us and our sales associates to our customers directly through our web site. Our sales contracts, and those formalized by our sales associates, are represented by an electronic order form, which contains the contractual elements of offer for sale, acceptance and the provision of consideration consisting of the buyer’s payment, and the concurrent delivery of our hempSMART™ product. Since our hempSMART™ product sales contracts are consummated upon (i) receipt of the customer’s acceptance of our offer; (ii) our concurrent receipt of our customers payment; and, (iii) our delivery of the agreed to hempSMART™ product, all parties are equally committed to fulfilling their respective obligations under the sales contracts. Further, the sales contracts specifically identify (i) parties; (ii) quantity and type of hempSMART™ product ordered; (iii) price; and, (iv) subject, and so each respective party’s rights are identifiable and the payment terms are defined. Since the sales contracts are consummated concurrent with offer, acceptance, payment and delivery of the hempSMART™ product ordered, we recognize principal revenue and cash flows as the respective sales contract transactions are completed. Further, because our sales contracts are offered, accepted and consummated concurrently, our ability to collect revenue is immediate. We receive no payments for agreements that do not qualify as a contract. If customers agree to multiple sales contracts when they are entered into at or near the same time, our policy is to combine those contracts if: (i) the sales contracts are negotiated as a single package; (ii) the payment amount of one sales contract is dependent upon another sales contract; (iii) our performance obligations of delivering multiple hempSMART™ products can be determined to be part of a single transaction. Since the nature of the entry into and consummation of our sales contracts occurs concurrently, there are no changes or modifications to the terms of the sales contracts that would modify the enforceable rights and performance obligations of the parties, and/or materially alter the timing of our receipt of revenue from our sales contracts.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Identifying the Performance Obligations in Our Sales Contracts.

In analyzing our sales contracts, our policy is to identify the distinct performance obligations in a sales contract arrangement. In determining our performance obligations under our sales contracts, we consider that the terms and conditions of sales are explicitly outlined in our sales contracts, and are so distinct and identifiable within the context of each sales contract, and so are not integrated with other goods, or constitute a modification or customization of other goods in our contracts, or are highly dependent or highly integrated with other goods in our sales contracts. Thus, our performance obligations are singularly related to our promise to provide the hempSMART™ products upon receipt of payment. We offer an assurance warranty on our hempSMART™ products that allows a customer to return any hempSMART™ products within thirty days if not satisfied for any reason. Assurance warranties are not identifiable performance obligations, since they are electable at the whim of the customer for any reason. However, we do account for returns of purchase prices if made.

Determination of the Price in Our Sales Contracts.

The transaction prices in our sales contract is the amount of consideration we expect to be entitled to for transferring promised hempSMART™ products. The consideration amount is fixed and not variable. The transaction price is allocated to the identified performance obligations in the contract. These allocated amounts are recognized as revenue when or as the performance obligations are fulfilled, which is concurrently upon receipt of payment. There are no future options for a contract when considering and determining the transaction price. We exclude amounts third parties will eventually collect, such as sales tax, when determining the transaction price. Since the timing between receiving consideration and transferring goods or services is immediate, our sales contracts do not have significant financing components, i.e., recognizing revenue at the amount that reflects the cash payment that the customer would have made at the time the goods or services were transferred to them (cash selling price), rather than significantly before or after the goods or services are provided.

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

Recognition of Revenue when the Performance Obligation is Satisfied.

A performance obligation is satisfied when or as control of the good or service is transferred to the customer. The standard defines control as “the ability to direct the use of, and obtain substantially all of the remaining benefits from, the asset.” (ASC 606-10-20). For performance obligations that are fulfilled at a point in time, revenue is recognized at the fulfillment of the performance obligation. As noted above, our single performance obligation sales contracts are singularly related to our promises to provide the hempSMART™ products to the customer upon receipt of payment, which occurs concurrently and when completed, allows us under our revenue recognition policy to realize revenue.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Product Sales

Revenue from product sales, including delivery fees, is recognized when (i) an order is placed by the customer; (ii) the price is fixed and determinable when the order is placed; (iii) the customer is required to and concurrently pays for the product upon order; and, (iv) the product is shipped. The evaluation of our recognition of revenue after the adoption of FASB ASC 606 did not include any judgments or changes to judgments that affected our reporting of revenues, since our product sales, both pre and post adoption of FASB ASC 606, were evaluated using the same standards as noted above, reflecting revenue recognition upon order, payment and shipment, which all occurs concurrently when the order is placed and paid for by the customer, and the product is shipped. Further, given the facts that (i) our customers exercise discretion in determining the timing of when they place their product order; and, (ii) the price negotiated in our product sales is fixed and determinable at the time the customer places the order, and there is no delay in shipment, we are of the opinion that our product sales do not indicate or involve any significant customer financing that would materially change the amount of revenue recognized under the sales transaction, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606.

Consulting Services

We also offer professional services for financial accounting, bookkeeping or real property management consulting services based on consulting agreements. As of the date of this filing, we have not entered into any contracts for any financial accounting, bookkeeping and/or real property management consulting services that have generated reportable revenues as of the years ended 2017 and 2018 or the three and nine months ended September 30, 2019. We intend and expect these arrangements to be entered into on an hourly fixed fee basis.

For hourly based fixed fee service contracts, we intend to utilize and rely upon the proportional performance method, which recognizes revenue as services are performed. Under this method, in order to determine the amount of revenue to be recognized, we will calculate the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable. We will only recognize revenues as we incur and charge billable hours. Because our hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, we are of the opinion that such arrangements are not an indicator of a vendor or customer based significant financing, that would materially change the amount of revenue we recognize under the contract or would otherwise contain a significant financing component under FASB ASC Topic 606.

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

SEPTEMBER 30, 2019

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2019, and December 31, 2018, allowance for doubtful accounts was $0, respectively.

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

SEPTEMBER 30, 2019

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

The computation of basic and diluted income (loss) per share as of September 30, 2019 and 2018 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows (September 30, 2018, figures adjusted to reflect the 1:60 reverse stock split effective September 3, 2019):

	September 30, 2019	September 30, 2018
Convertible notes payable	52,346,160	1,059,202
Options to purchase common stock	—	16,666,667
Warrants to purchase common stock	3,602,160	1,983,712
Restricted stock units	—	166,667
Total	55,948,320	19,876,248

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

As a smaller reporting company, the company is subject to provisions of Rule 8-03(b)(3) of Regulation S-X which requires the disclosure of certain financial information for equity investees that constitute 20% of more of the Company’s consolidated net income (loss). For the three months ended September 30, 2019, income allocations from the Company’s stock purchase agreement in Natural Plant Extract accounted for under the equity method, exceeded more than 20% of the Company’s consolidated net loss.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Natural Plant Extract of California, Inc.

The standalone unaudited financial statements of Natural Plant Extract of California, Inc. for the third quarter ended September 30, 2019 and the year ended December 31, 2018 were as follows:

Natural Plant Extract ("NPE")

	For the three months ended	For the nine months ended
	September 30, 2019	September 30, 2019
Revenues	$11,081	$326,019
Cost of Sales	60,757	407,022
Gross Margin	(49,676)	(81,003)
Expenses	95,870	426,984
Net Loss	(145,546)	(507,987)

Equity in net loss of unconsolidated joint venture reflected in the accompanying Consolidated Statement of Operations	$(29,109)	$(101,597)

Summarized Balance Sheet	September 30, 2019	December 31, 2018
Cash	$29,961	$1,794
Total Current Assets	2,983,993	—
Total Fixed assets	56,202	98,282
Notes receivable and other non-current assets	1,578,229	312,004
TOTAL ASSETS	4,648,385	412,080

Long Term Liabilities	2,657,381	616,264
Equity	1,991,004	(204,184)
Total Liabilities and equity	$4,648,385	$412,080

	For the third Quarter ended	For the Year ended
	September 30, 2019	December 31, 2018
Summarized Income Statement
Sales	$11,081	—
Total expenses	156,627	$204,184
Net Losses	$(145,546)	$(204,184

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

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

Pursuant to the material definitive agreement, the Company agreed to acquire twenty percent (equal to 200,000) of NPE’s authorized shares in exchange for Registrant’s payment of two million dollars and one million dollars’ worth of common stock, or approximately 1,173,709 shares of the Company’s restricted common stock, after the effects of the reverse stock split effective September 3, 2019. The shares were issued on July 3, 2019. The Company’s payment obligations are governed by a stock purchase agreement which required the Company to the following payment schedule:

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

 MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2019 and December 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short-term notes, as they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $159,428 and $550,544 for the three and nine months ended September 30, 2019 and $273,219 and $343,964 for the three and nine months ended September 30, 2018, respectively; as advertising costs.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2019, and 2018, the Company has not recorded any unrecognized tax benefits.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The following table represents the Company’s hempSMART business, which is its sole operating segment as of September 30, 2019:

hempSMART
STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	For the Three months ended September 30,		For the Nine months ended September 30,
	2019	2018	2019	2018
Revenues	$229,371	$90,276	$552,761	$137,721

Cost of Sales	90,843	28,437	159,860	43,047

Gross profit	138,528	61,839	382,901	94,674

Expenses
Depreciation expense	1,696	1,524	5,087	4,442
Selling and general expenses	399,662	251,786	1,611,581	617,294
Total Expenses	401,358	253,310	1,616,668	621,736

Net Loss from Operations	$(262,830)	$(191,471)	$(1,223,767)	$(527,062

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

The Company elected the package of practical expedients permitted under ASC 842 allowing it to account for its existing operating lease that commenced before the adoption date as an operating lease under the new guidance without reassessing (i) whether the contract contains a lease; (ii) the classification of the lease; or, (iii) the accounting for indirect costs as defined in ASC 842. The Company negotiated a 2 year extension on its current office lease.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

On July 1, 2019, the Company entered into an amendment and extension of its one applicable lease for office space until June 30, 2021. The extension requires the Company to pay monthly rent of $1,308.88 from July 1, 2019 to June 30, 2020; and, $1,348.14 from July 1, 2020 to June 30, 2021. In considering its qualitative disclosure obligations under ASC 842-20-50-3, the Company examined its one lease for office space that has a fixed monthly rent with no variable lease payments. The lease is for an office space with no right of use assets. The lease does not provide for terms and conditions granting residual value guarantees by the Company, or any restrictions or covenants imposed by the lease for dividends or incurring additional financial obligations by the Company. The Company also elected a short-term lease exception policy and an accounting policy to not separate non-lease components from lease components for our facility lease, as we determined our right of use asset to be zero.

Consistent with ASC 842-20-50-4, for the Company's September 30, 2019, quarterly financial statements, the Company calculated its total lease cost based solely on its monthly rent obligation. The Company had no cash flows arising from its lease, no finance lease cost, short term lease cost, or variable lease costs. Our office lease does not produce any sublease income, or any net gain or loss recognized from sale and leaseback transactions. As a result, the Company did not need to segregate amounts between finance and operating leases for cash paid for amounts included in the measurement of lease liabilities, segregated between operating and financing cash flows; supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets; weighted-average calculations for the remaining lease term; or the weighted-average discount rate.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2019 and December 31, 2018 is summarized as follows:

	September 30, 2019	December 31, 2018
Computer equipment	$17,809	$15,207
Furniture and fixtures	5,140	5,140
Subtotal	22,949	20,347
Less accumulated depreciation	(12,903)	(7,917)
Property and equipment, net	$10,046	$12,430

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $1,696 and $5,087 for the three and nine months ended September 30, 2019; and $1,524 and $4,442 for the three and nine months ended September 30, 2018, respectively.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 5 – INVESTMENTS

On March 13, 2017, the Company entered into a stock purchase agreement to acquire up to 150,000,000 common shares of MoneyTrac Technology, Inc., a corporation organized and operating under the laws of the state of California, for a total purchase price of $250,000 representing approximately 15% ownership at the time of the agreement. As of December 31, 2017, the Company had acquired 150,000,000 common shares for $250,000 representing approximately 15% ownership. In connection with the investment, Donald Steinberg, the Company’s President and Chief Executive Officer and Director, was appointed as a board member to MoneyTrac.

The Company accounts for its investment in MoneyTrac Technology, Inc. at estimated market fair value using the market price for the publicly traded shares under the ticker symbol “GOHE” as listed on OTC Markets as an indicator of fair market value. As of September 30, 2019, and December 31, 2018, the balance of this investment was $120,708 and $810,000 and was classified as a short-term investment.

On July 19, 2019, MoneyTrac completed a 1:100 reverse split of its common stock, which reduced the number of shares beneficially owned by the Company to 1,500,000 shares.

Benihemp

On June 16, 2017, the Company entered into a Loan Agreement (“Agreement”) with Conveniant Hemp Mart, LLC (“Benihemp”), a limited liability company formed and operating under the laws of the State of Wyoming. Pursuant to the Agreement, Benihemp executed a promissory note for a principal loan amount of $50,000, accruing interest at the rate of 4% per annum and payable in one year, subject to one-time six- month repayment extension. The Agreement also provided that the Company with the option to waive repayment of the note and pay Benihemp an additional $50,000 payment in exchange for a 25% membership interest in Benihemp’s limited liability company. As of December 31, 2018, the balance of this investment reported on the balance sheet for the year ended December 31, 2018 was $0.00 as a result of the investment being deemed fully impaired.

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

Global Hemp Group New Brunswick Joint Venture

On August 31, 2017, the Company entered into a Joint Venture Agreement (“Agreement”) with Global Hemp Group, Inc., a Canadian corporation (“Global Hemp Group”). The Company agreed to assist Global Hemp Group in developing commercial hemp production in New Brunswick, Canada. In the first year of the Agreement, the Company will share the costs of the ongoing hemp trial in New Brunswick; provide its expertise in developing hemp cultivation going forward; and, be granted a right of first refusal as Global Hemp Group’s primary off-taker of any raw materials produced from the project. The Company’s joint venture partner, Global Hemp Group, also partnered with Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick, to assist in conducting research with the hemp trials. The trials are taking place on the Acadian peninsula of New Brunswick, and the initial trials to establish commercial cultivation pursuant to the Agreement are expected to be completed during 2019. As of September 30, 2019, we have fully impaired our investment in this joint venture.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Global Hemp Group JV – Scio Oregon

On May 8, 2018, the Company, Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation entered into a Joint Venture Agreement. The purpose of the joint venture is to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture is in the development stage. On May 30, 2018, the joint venture purchased TTO’s 15% interest in the joint venture for $30,000. The Company and Global Hemp Group, Inc. now have an equal 50-50 interest in the joint venture. The joint venture agreement committed the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company complied with its payments. The 2018 crop of hemp grown on the joint venture’s real property consisted of 33 acres of high yielding CBD hemp grown in an orchard style cultivation on the property. The 2018 harvest consisted of approximately 37,000 high yielding CBD hemp plants producing 24 tons of biomass that produced 48,000 pounds of dried biomass. The joint venture partners prepared processing samples ranging in size from 100 lbs. to 2,000 lbs. for sample offers to extraction companies. The biomass is being processed into CBD crude oil with the option to refine it further into isolate, or full spectrum oil, in order to increase its value on the market. Results from the current extraction test batches were received in May, 2019 and will serve as a basis for the final terms of the sale of the biomass by the Partners. In August of 2019, the JV sold 10,000 lbs. of shucked biomass to an Oregon extraction facility for US$400,000. On October 29, 2019, the partners announced the completion of the 2019 harvest and subject to drying, shucking, processing and weighing for expected sale the fourth quarter 2019.

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

 MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

As disclosed on Form 8-K on December 11, 2017, the Company did not comply with the funding schedule for the joint venture. On November 6, 2017, the Company and Bougainville amended the joint venture agreement to reduce the amount of the Company's commitment to $800,000 and also required the Company to issue Bougainville 250,000 shares of the Company's restricted common stock. The Company completed its payments pursuant to the amended agreement on November 7, 2017, and on November 9, 2017, issued to Bougainville 15 million shares of restricted common stock. The amended agreement provided that Bougainville would deed the real property to the joint venture within thirty days of its receipt of payment.

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

On August 10, 2018, the Company advised its independent auditor that Bougainville did not cooperate or communicate with the Company regarding its requests for information concerning the audit of Bougainville’s receipt and expenditures of funds contributed by the Company in the joint venture agreement. Bougainville had a material obligation to do so under the joint venture agreement. The Company believes that some of the funds it paid to Bougainville were misappropriated and that there was self-dealing with respect to those funds. Additionally, the Company believes that Bougainville misrepresented material facts in the joint venture agreement, as amended, including, but not limited to, Bougainville’s representations that: (i) it had an ownership interest in real property that was to be deeded to the joint venture; (ii) it had an agreement with a Tier 3 # I502 cannabis license holder to grow cannabis on the real property; and, (iii) that clear title to the real property associated with the Tier 3 # I502 license would be deeded to the joint venture thirty days after the Company made its final funding contribution. As a result, on September 20, 2018, the Company filed suit against Bougainville Ventures, Inc., BV-MCOA Management, LLC, Andy Jagpal, Richard Cindric, et al. in Okanogan County Washington Superior Court, case number 18-2- 0045324. The Company’s complaint seeks legal and equitable relief for breach of contract, fraud, breach of fiduciary duty, conversion, recession of the joint venture agreement, an accounting, quiet title to real property in the name of the Company, for the appointment of a receiver, the return to treasury of 15 million shares issued to Bougainville, and, for treble damages pursuant to the Consumer Protection Act in Washington State. The registrant has filed a lis pendens on the real property. The case is currently in litigation. The trial is set for January 26-28, 2021.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The Company was able to obtain general loans from St. George Investments LLC, not specific to any of the company’s joint ventures. Therefore, accordingly, the impairment of this investment did not create any defaults to the loan agreements and covenants. The loan agreement established the lender’s option to convert the loans to common shares of the Company.

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

Natural Plant Extract (“NPE”)

Pursuant to a material definitive agreement, the Company agreed to acquire twenty percent of NPE’s authorized shares, totaling 200,000 shares, in exchange for Registrant’s payment of $2,000,000 (two million dollars) and $1,000,000 worth or approximately 1,173,709 shares of the Company’s restricted common stock, after the effects of the reverse stock split. As of the date of this filing, the shares have been issued. The Company’s payment obligations are governed by a stock purchase agreement which required the Company to the following payment schedule:

a. Deposit of $350,000 within 5 days of the execution of the material definitive agreement;

b. Deposit of $250,000 payable within 30 days;

c. Deposit of $400,000 within 60 days;

d. Deposit of $500,000 within 75 days;

e. Deposit of $500,000 within 90 days.’

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The Company accounted this transaction as an investment and a liability - “debt obligation of Joint Venture”. The Company follows Accounting Standards Codification subtopic 321-10, Investments-Equity Securities (“ASC 321-10) which requires the accounting for equity security to be measured at fair value with changes in unrealized gains and losses are included in current period operations. Where an equity security is without a readily determinable fair value, the Company may elect to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes.

The Company made its initial deposit pursuant to this schedule. However, the Company failed to make the other scheduled payments and is now in default. As of the date of this filing, the Company and NPE are in negotiations to restructure the payment plan.

The standalone unaudited financial statements of Natural Plant Extract of California, Inc. for the third quarter ended September 30, 2019 and the year ended December 31, 2018 were as follows:

Natural Plant Extract ("NPE")

Summarized Balance Sheet	September 30, 2019	December 31, 2018
Cash	$29,961	$1,794
Total Current Assets	2,983,993	—
Total Fixed assets	56,202	98,282
Notes receivable and other non-current assets	1,578,229	312,004
TOTAL ASSETS	4,648,385	412,080

Long Term Liabilities	2,657,381	616,264
Equity	1,991,004	(204,184)
Total Liabilities and equity	$4,648,385	$412,080

	For the third Quarter ended	For the Year ended
	September 30, 2019	December 31, 2018
Summarized Income Statement
Sales	$11,081	—
Total expenses	156,627	$204,184
Net Losses	$(145,546)	$(204,184)

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

MARIJUANA COMPANY OF AMERICA, INC.
INVESTMENT ROLL-FORWARD
AS OF SEPTEMBER 30, 2019	INVESTMENTS								SHORT-TERM INVESTMENTS
		Global					Natural		TOTAL
	TOTAL	Hemp			Bougainville	Gate C	Plant		Short-Term
	INVESTMENTS	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Extract	Vivabuds	Investments	MoneyTrac
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0			$0	$0
Investments made during 2017	3,049,275	10,775	100,000	250,000	1,188,500	1,500,000			0	0

Quarter 03-31-17 equity method Loss	0								0

Quarter 06-30-17 equity method Loss	0								0

Quarter 09-30-17 equity method Loss	(375,000)				(375,000)				0

Quarter 12-31-17 equity method accounting	313,702				313,702				0

Impairment of Investment in 2017	(2,292,500)	0			(792,500)	(1,500,000)			0	0
Balances as of 12/31/17	695,477	10,775	100,000	250,000	334,702	0	0	0	0	0

Investments made during 2018	986,654	986,654							0

Quarter 03-31-18 equity method Loss	(37,673)				(37,673)				0

Quarter 06-30-18 equity method Loss	(11,043)				(11,043)				0

Quarter 09-30-18 equity method Loss	(10,422)		(10,422)						0

Quarter 12-31-18 equity method Loss	(31,721)	(31,721)	0						0

Moneytrac investment reclassified to Short-Term investments	(250,000)			(250,000)					250,000	250,000

Unrealized gains on trading securities - 2018	0								560,000	560,000

Impairment of investment in 2018	(933,195)	(557,631)	(89,578)		(285,986)				0
Balance @12-31-18	$408,077	$408,077	$0	$0	$0	$0	$0	$0	$810,000	$810,000

Investments made during quarter ended 03-31-19	129,040	129,040

Quarter 03-31-19 equity method Loss	(59,541)	(59,541)

Unrealized gains on trading securities - quarter ended 03-31-19									(135,000)	$(135,000)
Balance @03-31-19	$477,576	$477,576	$0	$0	$0	$0	$0	$0	$675,000	$675,000

Investments made during quarter ended 06-30-19	$3,157,234	$83,646					$3,000,000	$73,588

Quarter 06-30-19 equity method Income (Loss)	($171,284)	($141,870)					$(6,291)	$(23,123)

Unrealized gains on trading securities - quarter ended 06-30-19	$0								(150,000	$(150,000)
Balance @06-30-19	$3,463,526	$419,352	$0	$0	$0	$0	$2,993,709	$50,465	$525,000	$525,000

Investments made during quarter ended 09-30-19	$186,263							$186,263

Quarter 09-30-19 equity method Income (Loss)	$122,863	$262,789					$(94,987)	$(44,939)

Sale of trading securities during quarter ended 09-30-19										$(41,667)
Unrealized gains on trading securities - quarter ended 09-30-19	$0								(362,625)	$(362,625)
Balance @09-30-19	$3,772,652	$682,141	$0	$0	$0	$0	$2,898,722	$191,789	$120,708	$120,708

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Loan Payable
		Global					Natural		General
	TOTAL	Hemp			Bougainville	Gate C	Plant		Operating
	JV Debt	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Extract	Vivabuds	Expense
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0			$0

Quarter 03-31-17 loan borrowings	1,500,000					1,500,000

Quarter 06-30-17 loan activity

Quarter 09-30-17 loan borrowings	725,000				725,000

Quarter 12-31-17 loan repayments	(330,445)				(330,445)

General operational expense	172,856								172,856
Balances as of 12/31/17 (a)	2,067,411	0	0	0	394,555	1,500,000			172,856

Quarter 03-31-18 loan borrowings (payments)	376,472	447,430							(70,958)

Quarter 06-30-18 cancellation of JV debt obligation	(1,500,000)					(1,500,000)

Quarter 06-30-18 loan repayments	(101,898)								(101,898)

Quarter 09-30-18 loan activity	0

Quarter 12-31-18 loan borrowings	580,425	580,425
Balance @12-31-18 (b)	$1,422,410	$1,027,855	$0	$0	$394,555	$0			$0

Quarter 03-31-19 loan borrowings	649,575	649,575
Quarter 03-31-19 debt conversion to equity	(407,192)	(407,192)

Balance @03-31-19 ©	$1,664,793	$1,270,238	$0	$0	$394,555	$0	$0	$0	$0

Quarter 03-31-19 loan borrowings	3,836,220	$161,220					$2,000,000	$0	$1,675,000

Quarter 03-31-19 debt conversion to equity	(1,572,971)	$(161,220)					$(349,650)		$(1,062,101)

Balance @06-30-19 (d)	$3,928,042	$1,270,238	$0	$0	$394,555	$0	$1,650,350	$0	$612,899

Quarter 09-30-19 loan borrowings	582,000								$582,000

Quarter 09-30-19 debt conversion to equity	(187,615)								$(187,615)

Balance @09-30-19 (e)	$4,322,427	$1,270,238	$0	$0	$394,555	$0	$1,650,350	$0	$1,007,284

	09-30-19	06-30-19	03-31-19	12-31-18	12-31-17
This includes balances for:	Note (e)	Note (d)	Note (c)	Note (b)	Note (a)
- Debt obligation of JV	1,633,872	1,778,872	128,522	289,742	1,500,000
- Convertible NP, net of discount	2,688,555	2,149,170	1,536,271	1,132,668	394,555
- Longterm debt	0	0	0	0	172,856
Total Debt balance	4,322,427	3,928,042	1,664,793	1,422,410	2,067,411

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Concerning our investment loans for general operation for the quarter ended September 30, 2019, the Company accounted these transactions as an investment and a liability - “debt obligation of Joint Venture”. The Company follows Accounting Standards Codification subtopic 321-10, Investments-Equity Securities (“ASC 321-10”) which requires the accounting for equity security to be measured at fair value with changes in unrealized gains and losses are included in current period operations. Where an equity security is without a readily determinable fair value, the Company may elect to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes.

NOTE 6 – NOTES PAYABLE, RELATED PARTY

As of September 30, 2019, and December 31, 2018, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company. The issued notes are unsecured, due on demand and bear 5% interest. At September 30, 2019 and, December 31, 2018 there were an aggregate of $360,418 and $741,456 notes payable due to officers. The notes are at 5% per annum and non-interest bearing, respectively, and are due on demand.

During the nine months ended September 30, 2019, the Company issued an aggregate of 2,394,565 shares of its common stock in settlement of outstanding related party notes payable of $1,732,513.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable are comprised of the following:

	September 30, 2019	December 31, 2018
Convertible notes payable-St George-due from September 10, 2018 through January 24, 2020 ($1,246,408 and $967,890 in default)	$3,232,890	$1,887,889
Convertible note payable John Fife-due October 27, 2018	—	150,959
Convertible notes payable-Power Up Lending-due from July 1, 2020 through September 12, 2020	294,000
Total	3,526,890	2,028,848
Less debt discounts	(838,335)	(896,180)
Net	2,688,555	1,132,688
Less current portion	(2,688,555)	(1,132,688)
Long term portion	$—	$—

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Convertible notes payable-St George Investments

Effective November 1, 2017, the Company issued a secured convertible promissory note in aggregate of $601,420 to St George Investments LLC (“St George”). The promissory note bears interest at 10% compounded daily, was due upon maturity on September 10, 2018 and includes an original issue discount (“OID”) of $59,220. The promissory note was funded on November 11, 2017 for $542,200, net of OID and transaction costs. As of September 30, 2019, the Company owed $417,890 of principal and $38,378 of accrued interest on this convertible promissory note. As of September 30, 2019, this note was in default, but the lender has not enforced the default interest rate.

Effective December 20, 2017, the Company issued a secured convertible promissory note in aggregate of $1,655,000 to St George Investments LLC (“St George”). The promissory note bears interest at 10% compounded daily, was due upon maturity on October 27, 2018 and includes an original issue discount (“OID”) of $155,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. The promissory note was funded in nine tranches of $300,000; $200,000; $200,000; $400,000; $75,000; $150,000; $85,000; $120,000 and $70,000, resulting in aggregate net proceeds of $1,500,000. The Company received aggregate net proceeds of $1,200,000 and $300,000 during the years ended December 31, 2018 and 2017, respectively. As an investment incentive, the Company issued 1,100,000 five-year warrants, exercisable at $2.40 per share, with certain reset provisions.

The promissory notes are convertible, at any time at the lender’s option, at $2.40 per share. However, in the event the Company’s market capitalization (as defined) falls below $30,000,000, the conversion rate is 60% of the 3 lowest closing trade prices due the 20 trading days immediately preceding date of conversion, subject to additional adjustments, as defined. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the lender conversion price.

The Company has a right to prepayment of the note, subject to a 20% prepayment premium and is secured by a trust deed of certain assets of the Company.

On November 5, 2018, $250,000 of principal and accrued interest was assigned to John Fife as an individual with all the terms and conditions of the original note issued to St George. On March 21, 2019, $150,959 of principal and $4,963 of accrued interest along with $160,454 of derivative liabilities valued as of the respective conversion date were converted into 394,460 shares of common stock.

During the nine months ended September 30, 2019, $550,000 of principal, $122,694 of accrued interest and $441,394 of derivative liabilities valued as of the respective conversion dates were converted into 1,710,897 shares of common stock, resulting in a gain on debt settlement of $21,586. As of September 30, 2019, the Company owed $0 of principal and $0 of accrued interest on this convertible promissory note. Although this note was in default until it was repaid, the lender did not enforce the default interest rate.

Effective August 28, 2018, the Company issued a secured convertible promissory note in aggregate of $1,128,518 (includes overfunding of $23,518) to St George Investments LLC (“St George”). The promissory note bears interest at 10% compounded daily, was due upon maturity on June 30, 2019 and includes an original issue discount (“OID”) of $100,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the year ended December 31, 2018, the Company received aggregate net proceeds of $825,000. During the nine months ended September 30, 2019, an additional $218,518 was funded under this note resulting in net proceeds of $198,518. As an investment incentive, the Company issued 750,000 five-year warrants, exercisable at $2.40 per share, with certain reset provisions. The aggregate fair value of the issued warrants was $1,588,493. The face value of the debt was then allocated, on a relative fair value basis, between the debt and the warrants. The portion allocated to warrants has been added to the debt discount with a resulting increase in additional paid-in capital. As of the funding date of each tranche of this note, the Company determined the fair value of the embedded derivative associated with the convertibility of this note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $1,114,698 is being amortized to interest expense over the respective term of each tranche.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The promissory notes are convertible, at any time at the lender’s option, at $2.40 per share. However, in the event the Company’s market capitalization (as defined) falls below $30,000,000, the conversion rate is 60% of the 3 lowest closing trade prices due the 20 trading days immediately preceding date of conversion, subject to additional adjustments, as defined. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the lender conversion price.

The Company has a right to prepayment of the note, subject to a 15% prepayment premium and is secured by a trust deed of certain assets of the Company.

During the nine months ended September 30, 2019, $1,000,859 of principal and $840,299 of derivative liabilities valued as of the respective conversion dates were converted into 4,475,543 shares of common stock, resulting in a loss on debt settlement of $612,034. As of September 30, 2019, the Company owed $828,518 of principal and $28,138 of accrued interest on this convertible promissory note. As of September 30, 2019, this note was in default, but the lender has not enforced the default interest rate.

Effective January 29, 2019, the Company issued a secured convertible promissory note in aggregate of $2,205,000 to St George Investments LLC (“St George”). The promissory note bears interest at 10% compounded daily, is due upon maturity on December 5, 2019 and includes an original issue discount (“OID”) of $200,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the nine months ended September 30, 2019, the promissory note was funded in eight tranches totaling $1,406,482 resulting in aggregate net proceeds of $1,276,482 under this note. As an investment incentive, the Company issued 1,500,000 5-year warrants, exercisable at $2.40 per share, with certain reset provisions. The aggregate fair value of the issued warrants was $999,838. The face value of the debt was then allocated, on a relative fair value basis, between the debt and the warrants. The portion allocated to warrants has been added to the debt discount with a resulting increase in additional paid-in capital. As of the funding date of each tranche of this note, the Company determined the fair value of the embedded derivative associated with the convertibility of this note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $1,118,606 is being amortized to interest expense over the respective term of each tranche.

The promissory notes are convertible, at any time at the lender’s option, at $2.40 per share. However, in the event the Company’s market capitalization (as defined) falls below $30,000,000, the conversion rate is 60% of the 3 lowest closing trade prices due the 20 trading days immediately preceding date of conversion, subject to additional adjustments, as defined. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the lender conversion price.

The Company has a right to prepayment of the note, subject to a 15% prepayment premium and is secured by a trust deed of certain assets of the Company.

As of September 30, 2019, the Company owed $1,406,482 of principal and $61,131 of accrued interest on this convertible promissory note.

Effective March 25, 2019, the Company issued a secured convertible promissory note in the amount of $580,000 to St George Investments LLC (“St George”). The promissory note bears interest at 10% compounded daily, is due upon maturity on January 24, 2020 and includes an original issue discount (“OID”) of $75,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the nine months ended September 30, 2019, the promissory note was funded in the amount of $580,000 resulting in net proceeds of $500,000 under this note. As an investment incentive, the Company issued 375,000 five-year warrants, exercisable at $2.40 per share, with certain reset provisions. The aggregate fair value of the issued warrants was $258,701. The face value of the debt was then allocated, on a relative fair value basis, between the debt and the warrants. The portion allocated to warrants has been added to the debt discount with a resulting increase in additional paid-in capital. As of the funding date of this note, the Company determined the fair value of the embedded derivative associated with the convertibility of this note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $483,966 is being amortized to interest expense over the term of the note.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The promissory notes are convertible, at any time at the lender’s option, at $2.40 per share. However, in the event the Company’s market capitalization (as defined) falls below $30,000,000, the conversion rate is 60% of the 3 lowest closing trade prices due the 20 trading days immediately preceding date of conversion, subject to additional adjustments, as defined. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the lender conversion price.

The Company has a right to prepayment of the note, subject to a 15% prepayment premium and is secured by a trust deed of certain assets of the Company.

As of September 30, 2019, the Company owed $580,000 of principal and $31,089 of accrued interest on this convertible promissory note.

Convertible notes payable-Power Up Lending

From July 1 through September 12, 2019, the Company issued four convertible promissory notes in the aggregate principal amount of $294,000 to Power Up Lending (“Power Up”). The promissory notes bear interest at 10% per annum, are due one year from the respective issuance date and include an original issuance discount (“OID”) in aggregate of $12,000. Interest shall accrue from the issuance date, but interest shall not become payable until the notes becomes payable. The notes are convertible at any time at a conversion rate equal to 61% of the Market Price (defined as the lowest trading price during the 15-trading-day period prior to the conversion date). Upon the issuance of these convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the debentures, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $294,000 is being amortized to interest expense over the respective terms of the notes.

The Company shall have the right to prepay the notes for an amount ranging from 125% - 140% multiplied by the outstanding balance (all principal and accrued interest) depending on the Prepayment Period (ranging from 1 to 180 days following the issuance date). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note.

As of September 30, 2019, the Company owed an aggregate of $294,000 of principal and $5,104 of accrued interest on these convertible promissory notes.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Summary:

The Company has identified the embedded derivatives related to the aforementioned convertible notes and warrants. These embedded derivatives included certain conversion and reset features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the note and to adjust to fair value as of each subsequent reporting date.

At September 30, 2019, the Company determined the embedded derivatives had an aggregate fair value $5,118,563. The fair values were determined using the Black-Scholes Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 250.87%, (3) weighted average risk-free interest rate ranging from 1.75% - 1.91%, (4) expected life ranging from 0.08 to 0.95 years, (5) estimated fair value of the Company's common stock of $0.155 per share, and (6) conversion prices ranging from $0.0713 to $0.0791 per share.

For the three months ended September 30, 2019, the Company recorded a loss on change in fair value of derivative liabilities of $1,668,112 and recorded amortization of debt discounts of $864,385 as a charge to interest expense, respectively. For the nine months ended September 30, 2019, the Company recorded a loss on change in fair value of derivative liabilities of $2,148,262 and recorded amortization of debt discounts of $2,172,935 as a charge to interest expense, respectively.

NOTE 8 – DERIVATIVE LIABILITIES

As described in Note 7, the Company issued convertible notes and warrants that contained conversion features and a reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock as of September 30, 2019 and December 31, 2018. As of September 30, 2019, and December 31, 2018, the Company designated and issued 10,000,000 shares of Class A Preferred Stock.

Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

On October 28, 2019, Donald Steinberg, Charles Larsen and the Company agreed, in exchange for a mutual release of all claims, to cancel and return to treasury Messrs. Steinberg and Larsen’s respective 5,000,000 shares of Preferred Class A common stock. The Board of Directors subsequently issued pro rata, 10 million Class A Preferred shares of common stock to directors Robert Coale, Edward Manolos and Jesus Quintero.

On July 18, 2019, the Company designated Class B Preferred shares in the amount of 5,000,000 shares authorized, par value $0.001 per share. As of September 30, 2019, and December 31, 2018, the Company has 0 shares of Class B Preferred shares issued and outstanding. Holders of Series B Preferred stock shall have one thousand times that number of votes on all matters submitted to the shareholders that is equal to the number of shares of common stock, at the record date for the determination of the shareholders entitled to vote such matters.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Common stock

The Company is authorized to issue 5,000,000,000 shares of $0.001 par value common stock as of September 30, 2019 and December 31, 2018. As of September 30, 2019, and December 31, 2018, the Company had 52,029,238 and 42,687,301 shares issued and outstanding, respectively. All references to our common stock in this filing reflect a 1:60 reverse stock split effective September 3, 2019.

During the nine months ended September 30, 2019, the Company issued an aggregate of 552,054 shares of its common stock for services rendered with an estimated fair value of $554,367.

During the nine months ended September 30, 2019, the Company issued an aggregate of 2,394,565 shares of its common stock, in settlement of outstanding related party notes payable, for a total aggregate value of $1,732,513.

During the nine months ended September 30, 2019, the Company issued 5,208,063 shares of its common stock in settlement of convertible notes payable, accrued interest and embedded derivative liabilities of $4,019,537.

During the nine months ended September 30, 2019, the company issued 655,556 shares of its common stock in exchange for exercise of warrants on a cashless basis with an aggregate value of $55,823.

During the nine months ended September 30, 2019, the Company sold an aggregate of 531,699 shares of its common stock for net proceeds of $154,054.

Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2019:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,847,447	$2.31	4.18	$10,297
Granted	1,947,222	$2.36
Exercised	(192,521)	$1.78
Outstanding at September 30, 2019	3,602,148	$2.37	3.93	$—

Exercisable at September 30, 2019	3,602,148	$2.37	3.93	$—

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.155 as of September 30, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The following table presents information related to warrants at September 30, 2019:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$.01-1.00	61,111	2.18	61,111
$1.01-2.00	41,891	1.86	41,891
$2.01-3.00	3,499,146	3.99	3,499,146
	3,602,148		3,602,148

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

SEPTEMBER 30, 2019

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

As of September 30, 2019, and December 31, 2018, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of September 30, 2019, and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2019 and December 31, 2018, in the amount of $5,118,562 and $2,256,631, respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the two years ended September 30, 2019:

Debt Derivative
Balance, December 31, 2018	$2,256,631
Increase resulting from initial issuances of additional convertible notes payable	1,553,968
Decreases resulting from conversion or payoff of convertible notes payable	(840,299)
Mark-to-market at September 30, 2019	2,148,262
Balance, September 30, 2019	$5,118,562
Net change in fair value included in earnings related to derivative liabilities during the nine months ended September 30, 2019	$2,148,262

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended September 30, 2019, the Company’s stock price decreased significantly from initial valuations. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 11 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related and working capital purposes. As of September 30, 2019, and December 31, 2018, there were no related party advances outstanding.

As of September 30, 2019, and December 31, 2018, accrued compensation due officers and executives included as accrued compensation was $270,000 and $454,316, respectively.

During the nine months ended September 30, 2019, the Company issued an aggregate of 75,928,246 shares of its common stock in settlement of outstanding related party notes payable of $564,279 and accrued compensation of $195,000.

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

The joint venture will operate and has acquired a 109 acre agricultural property in Scio, Oregon (the “Property”) for the cultivation of high CBD yielding hemp for the upcoming 2018 growing season. The joint venture acquired the property on May 1, 2018. The total capital commitment for the project will be $1,380,000. The Company’s portion of the capital commitment is to raise $600,000 based upon the following funding schedule: $200,000 upon execution of this Agreement; $238,780 on or before July 31, 2018; $126,445 on or before October 31, 2018; and $34,775 on or before January 31, 2019. As of September 30, 2019, the complete $600,000 has been funded.

NOTE 12 – SUBSEQUENT EVENTS

On October 9, 2019, the registrant appointed Jesus Quintero as a member of its board of directors. There was no arrangement or understanding between the registrant and Mr. Quintero and any other person pursuant to which Mr. Quintero was selected as a director. Mr. Quintero is currently our Principal Financial Officer. The registrant does not expect to name Mr. Quintero to any board committees. The registrant and Mr. Quintero entered into an amended agreement whereby the registrant agreed to compensate Mr. Quintero by increasing his monthly salary from $5,000 to $6,500.

On October 28, 2019, Donald Steinberg, Charles Larsen and the Company agreed, in exchange for a mutual release of all claims, to cancel and return to treasury Messrs. Steinberg and Larsen’s respective 5,000,000 shares of Preferred Class A common stock. The Board of Directors subsequently issued pro rata, 10 million Class A Preferred shares of common stock to directors Robert Coale, Edward Manolos and Jesus Quintero.

On November 10, 2019, Natural Plant Extract of California (NPE) notified the Company, pursuant to the stock purchase agreement associated with the Company’s acquisition of a 20% in NPE, that an additional issuance of 3,371,746 shares of Company common stock was required. The Company agreed in the stock purchase agreement to issue NPE additional shares of common stock, if the aggregate value of the shares issued to NPE on April 15, 2019 was less than the closing price of the Company’s common stock on October 15, 2019, as reported on OTC Markets. The Company have not issued the true up shares as of the date of this filing.

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

Business Overview

Plan of Operations – Marijuana Company of America and subsidiaries is a publicly listed company quoted on the OTCQB tier Exchange under the symbol “MCOA”. We are based in Escondido, California. Our business plan and operation focuses in part on the development, manufacturing, marketing and sale of non-psychoactive industrial hemp, and hemp-derived consumer products containing CBD. Our business includes the research and development of (1) varieties of various species of hemp; (2) beneficial uses of hemp and hemp derivatives; (3) indoor and outdoor cultivation methods for hemp; (4) technology used for cultivation and harvesting of different species of hemp, including but not limited to lighting, venting, irrigation, hydroponics, nutrients and soil; (5) different industrial hemp derived CBD, and the possible health benefits thereof; (6) new and improved methods of hemp CBD extraction omitting or eliminating the delta-9 tetrahydrocannabinol “THC” molecule; and, (7) through its joint venture with Natural Plant Extract of California, a premium cannabis delivery service under the name “Viva Buds” which will initially deliver cannabis to the San Fernando Valley, located in Los Angeles, California. Although legal under California State law, cannabis remains an illegal Schedule 1 drug under the federal Controlled Substances Act, which views cannabis as a highly addictive drug with no medical value. In the event the U.S. federal government were to enforce the Controlled Substances Act regarding cannabis, the Company’s Viva Buds operations discussed below would be materially impacted (See Government Regulation of Cannabis on page 47 and Risk Factors in Section 1A).

hempSMART,™ Inc.

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

Viva Buds

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

Although legal under California State law, cannabis remains an illegal Schedule 1 drug under the federal Controlled Substances Act, which views cannabis as a highly addictive drug with no medical value. In the event the U.S. federal government were to enforce the Controlled Substances Act regarding cannabis, the Company’s Viva Buds operations discussed below would be materially impacted (See Government Regulation of Cannabis on page 47 and Risk Factors in Section 1A).

On August 8, 2019, the Company announced its launch of Viva Buds, its premium cannabis delivery service, which will initially deliver cannabis to the San Fernando Valley, located in Los Angeles, California.

Our business also includes making selected investments in other related new businesses. Currently, we have made investments in startup ventures, including:

 Conveniant Hemp Mart, LLC; Conveniant Hemp Mart, LLC is a Wyoming limited liability company whose business plan includes the development, manufacture and sale of consumer products containing CBD that are intended for marketing and sales at convenience stores, gas stations and markets. On July 19, 2017, we agreed to lend fifty thousand dollars ($50,000) to Conveniant based on a promissory note. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Conveniant, subject to our payment of an additional fifty thousand dollars $50,000 equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and made payment to Conveniant on November 21, 2017. On May 1, 2019, the Company and Conveniant agreed to cancel the Company’s 25% interest in Conveniant. Conveniant issued to the Company a credit memo equal to the Company’s $100,000 investment, The Company determined that as of September 30, 2019, approximately $41,000 of this credit was impaired.

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

Natural Plant Extract (“NPE”)

Pursuant to a material definitive agreement, the Company agreed to acquire twenty percent of NPE’s authorized shares, totaling 200,000 shares, in exchange for Registrant’s payment of $2,000,000 (two million dollars) and $1,000,000 worth or approximately 1,173,709 shares of the Company’s restricted common stock, after the effects of the reverse stock split. The shares were issued on July 3, 2019. The Company’s payment obligations are governed by a stock purchase agreement which required the Company to the following payment schedule:

a. Deposit of $350,000 within 5 days of the execution of the material definitive agreement;

b. Deposit of $250,000 payable within 30 days;

c. Deposit of $400,000 within 60 days;

d. Deposit of $500,000 within 75 days;

e. Deposit of $500,000 within 90 days.’

The Company accounted this transaction as an investment and a liability - “debt obligation of Joint Venture”. The Company follows Accounting Standards Codification subtopic 321-10, Investments-Equity Securities (“ASC 321-10) which requires the accounting for equity security to be measured at fair value with changes in unrealized gains and losses are included in current period operations. Where an equity security is without a readily determinable fair value, the Company may elect to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes.

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

Pursuant to the material definitive agreement, the Company agreed to acquire twenty percent of NPE’s authorized shares, totaling 200,000 shares, in exchange for Registrant’s payment of $2,000,000 (two million dollars) and $1,000,000 worth or approximately 1,173,709 shares of the Company’s restricted common stock, after the effects of the reverse stock split. The shares were issued on July 3, 2019. The Company’s payment obligations are governed by a stock purchase agreement which required the Company to the following payment schedule:

a. Deposit of $350,000 within 5 days of the execution of the material definitive agreement;

b. Deposit of $250,000 payable within 30 days;

c. Deposit of $400,000 within 60 days;

d. Deposit of $500,000 within 75 days;

e. Deposit of $500,000 within 90 days.’

The Company accounted this transaction as an investment and a liability - “debt obligation of Joint Venture”. The Company follows Accounting Standards Codification subtopic 321-10, Investments-Equity Securities (“ASC 321-10) which requires the accounting for equity security to be measured at fair value with changes in unrealized gains and losses are included in current period operations. Where an equity security is without a readily determinable fair value, the Company may elect to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes.

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

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Results of Operations - The Company generated revenue of $229,371 and $90,276 for the three months ended September 30, 2019 and 2018, respectively. This increase is due to the Company’s initial deployment of its hempSMART marketing and sales efforts. Since the Company’s sales efforts were launched approximately one year ago, no currently known or previous matters are expected to have a material impact on current or future operations, with the exception of the Company’s need for additional funding (See Note 2 to the Financial Statements). For the three months ended September 30, 2019, the Company had a net loss of $6,226,621 as compared to net income of $2,144,126 for the three months ended September 30, 2018. This change is due primarily to the company experiencing a loss on changes in fair value of derivative liabilities of $1,668,112 as compared to a gain of $3,072,345 for 2018. Also, the company had income on equity investment for the three months ended September 30, 2019 of $122,864 as compared to a loss of $107,982 for 2018.

Revenues/Cost of sales

Total Revenues - Total revenues were $229,371 for the three months ended September 30, 2019 as compared to $90,276 for the three ended September 30, 2018. The reported revenues for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products. Management plans to expand its marketing and selling efforts in 2019 and expects revenues to increase in the coming months.

	For the Three months
	ended September 30,
Sales Product	2019	2018
Body Lotion	$7,299	—	New product in 2019
Brain Capsules	20,569	$16,657	Due to growth and new UK business
Comfort Cream	12,678	—	New product in 2019
Drops	92,236	51,078	Due to growth and new UK business
Face Moisturizer	8,848	4,164	Due to growth and new UK business
Leaflets and Accessories	20,106	—	New product in 2019
Membership Fees	4,649	—	Due to sales growth
Pain Capsules	9,840	—	New product in 2019
Pain Cream	30,665	18,377	Due to growth and new UK business
Pet Drops	22,481	—	New product in 2019
TOTALS	$229,371	$90,276

Costs and Expenses - Costs of sales, include the costs of product development, manufacturing, testing, packaging, storage and sale. For the three months ended September 30, 2019, costs of sales were $90,843 as compared to $28,437 for the three months ended September 30, 2018. The reported costs of sales for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products.

General and administrative expenses

Other general and administrative expenses increased to $761,454 for the three months ended September 30, 2019 compared to $728,254 the three months ended September 30, 2018. General and administrative expenses include selling and marketing, research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The increase is attributed primarily to increase increases in service providers and other operating costs in the current period. Below is a variance analysis of expenses for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018:

For the 3 months ended September 30,
EXPENSE	2019	2018	Variance	Explanation
Board of Director fees	$14,000	$4,000	$10,000	Increase in Directors in Q3 2019 vs Q3 2018
Travel Expenses	21,639	874	20,765	Increase in travel expenses due to increase in HempSMART sales
Investor Relations	9,098	83,435	(74,337)	Company terminated several Investor Media contracts in Q3 2019 vs Q3 2018
Consulting fees	81,260	137,356	(56,097)	Reduction in contractual commitments to help reduce company expenses during Q3 2019 vs Q3 2018
Accounting fees	28,328	12,507	15,821	New CFO hired during Q3 2018 and other accounting services incurred during Q3 2019
Officers Compensation	90,000	90,000	0
Filing Agent fees (Edgar)	6,437	2,137	4,300	Due to additional services related to SEC filings in Q3 2019 for 8ks and multiple amendment filings
UK Contract Compensation	67,706	13,071	54,635	New Hempsmart UK Sales Manager hired late in 2018
Admin Compensation	92,523	124,686	(32,164)	Reduction in staff during Q3 2019 vs Q3 2018 for Logistics, Sales and administrative.
Audit Fees	11,500	5,500	6,000	Increase due to company growth in documentation and accounting and SEC reporting activities
Commissions expense	73,892	15,064	58,829	Commissions paid based on sales volume at Q3 2019 vs Q3 2018
Marketing expense	137,024	104,971	32,053	Increase in product and marketing events during Q3 2019 vs Q3 2018 related to sales growth
Stock based compensation	0	106,850	(106,850)	Decrease due to cancellation of stock options in 2019
Import duties and taxes	5,165	0	5,165	Expenses incurred during Q3 2019 for new UK business which begain in 2019
Legal fees	51,800	2,579	49,221	Increase in Q3 2019 due to additional legal work for SEC inquiries, new patents and costs related to Bougeanville lawsuit
Bank wire transfer fees expense	21,454.12	5,317	16,137	Wire transfer costs incurred to send monies to Hempsmart UK operations
Others, net	49,628	19,907	29,721
TOTALS	$761,454	$728,254	$33,200

(Loss) Gain on change in fair value of derivative liabilities

During 2019 and 2018, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to fair value the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $1,668,112 and a gain of $3,072,345 change in fair value of derivative liabilities for the three months ended September 30, 2019 and 2018, respectively.

Legal Contingency Expense

On June 25, 2018, DTTO Funding filed a complaint against the Company for breach of contract related to the Company’s April 20, 2017 convertible promissory note in which DTTO lent the Company $111,111. Principal and interest in the note were, at the election of DTTO, convertible into common shares of the Company. On November 30, 2017, DTTO notified the Company of an election to convert a portion of the note to common shares, but the Company failed to process the conversion. The Company failed to repay principal and interest otherwise due on the maturity date of April 20, 2018. DTTO’s action seeks damages against the Company including principal, default interest, liquidated damages, attorney fees and costs in an amount with an alleged present cash value of $1,787,981.10. On September 6, 2018 the company issued, pursuant to a court approved and ordered settlement, 57,676,810 common stock shares in settlement of the litigation with prejudice for at a total value of $1,701,466 and thus eliminating the contingent liability. Pursuant to the stipulation and court order the Company agreed to issue to DTTO additional shares of common stock if, one year following the September 6, 2018 issuance date, the value of the shares issued in settlement decreased from the value on the issuance date. The Company received notice from DTTO and demand for the additional issuance on September 6, 2019, and issued DTTO 2,082,398 shares of common stock.

Interest Expense

Interest expense during the three months ended September 30, 2019 was $1,559,720 compared to $1,422,231 for the three months ended September 30, 2018. Interest expense primarily consists of interest incurred on our convertible and other debt. The debt discounts amortization incurred during the three months ended September 30, 2019 and 2018 was $864,386 and $608,642, respectively. In addition, we incurred non-cash interest of $1,886,837 and $2,827,419 in connection with convertible notes in 2019 and 2018 respectively.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Results of Operations - The Company generated revenue of $552,761 and $137,721 for the nine months ended September 30, 2019 and 2018, respectively. This increase is due to the Company’s initial deployment of its hempSMART marketing and sales efforts. Since the Company’s sales efforts were launched approximately one year ago, no currently known or previous matters are expected to have a material impact on current or future operations, with the exception of the Company’s need for additional funding (See Note 2 to the Financial Statements). For the nine months ended September 30, 2019, the Company had a net loss of $10,878,622 compared to a net loss of $1,350,480 for the nine months ended September 30, 2018. This change is due primarily to the Company’s changes in our derivative and warrant liabilities and non-cash interest related to our convertible debt.

Revenues/Cost of sales

Total Revenues - Total revenues were $552,761 for the nine months ended September 30, 2019 as compared to $137,721 for the nine months ended September 30, 2018. The reported revenues for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products. Management plans to expand its marketing and selling efforts in 2019 and expects revenues to increase in the coming months.

The following table identifies our product offerings and the revenues related to these products for the nine months ended September 30, 2019 and 2018, respectively:

	For the Nine months
	ended September 30,
Sales Product	2019	2018
Body Lotion	$7,294		New product in 2019
Brain Capsules	55,564	$16,005	Due to growth and new UK business
Comfort Cream	22,394		New product in 2019
Drops	207,744	58,224	Due to growth and new UK business
Face Moisturizer	29,486	7,450	Due to growth and new UK business
Leaflets and Accessories	37,278		Due to growth and new UK business
Membership Fees	15,410		Due to growth and new UK business
Pain Capsules	37,612	11,866	Due to growth and new UK business
Pain Cream	91,924	30,241	Due to growth and new UK business
Pet Drops	48,055	13,935	Due to growth and new UK business
TOTALS	$552,761	$137,721

Costs and Expenses - Costs of sales, include the costs of product development, manufacturing, testing, packaging, storage and sale. For the nine months ended September 30, 2019, costs of sales were $159,860 as compared to $43,047 for the nine months ended September 30, 2018. The reported costs of sales for each period reflect the Company’s initial steps towards marketing and selling its hempSMART™ products.

General and administrative expenses

Selling, general and administrative expenses increased to $3,226,210 for the nine months ended September 30, 2019 compared to $1,891,619 for the nine months ended September 30, 2018. General and administrative expenses include selling and marketing, research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The increase of $1,334,591 is attributed is attributed primarily to the growth in sales of its hempSMART™ products on a global basis. Below is a variance analysis of expenses for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018:

For the 9 months ended September 30,
EXPENSE	2019	2018	Variance	Explanation
Board of Director fees	$32,000	$4,000	$28,000	Increase in Board of Director members in 2019 vs 2018
Travel Expenses	80,486	16,936	63,550	Increase in travel expenses for 9 months 2019 vs 9 months 2018
Investor Relations	96,924	216,205	(119,281)	Company terminated several Investor Media contracts in Q3 2019 vs Q3 2018
Consulting fees	654,902	379,576	275,326	Increase in fees for funding services, Advisory services, product development services and Medical advisory services related to Sales growth 9 months 2019 vs 2018
Accounting fees	63,035	2,967	60,068	New CFO hired during Q3 2018 and other accounting services incurred during Q3 2019
Officers Compensation	310,000	390,000	(80,000)	Compensation for CEO only during 2019 vs Compensation for CEO and 2 executives during 2018
Filing Agent fees (Edgar)	19,107	11,206	7,901	Due to additional services related to SEC filings in 2019 for 8ks and multiple amendment filings vs 2018
UK Contract Compensation	244,081	13,071	231,010	New Hempsmart UK Sales Manager hired late in 2018
Admin Compensation	316,042	82,603	233,439	Reduction in staff during Q3 2019 vs Q3 2018 for Logistics, Sales and administrative.
Audit Fees	34,782	20,884	13,899	Increase due to company growth in documentation and accounting and SEC reporting activities
Commissions expense	198,450	22,000	176,449	Commissions paid based on sales volume for 9 months 2019 vs 9 months 2018
Marketing expense	723,721	360,170	363,552	Increase in product and marketing events during Q3 2019 vs Q3 2018 related to sales growth
Stock based compensation	100,350	73,255	27,095	Stock compensation issued for Marketing and Medical advisory services 9 months 2019; 9 months 2018 includes accretion of vesting options recorded
Import duties and taxes	27,429	4,245	23,185	Expenses incurred during 9 months 2019 for new UK business which began in 2019
Legal fees	158,755	163,106	(4,351)	Immaterial variance for basic legal work performed for SEC inquiries, new patents and Bougainville lawsuit during 2019 and 2018
Bank wire transfer fees expense	75,775	11,017	64,757	Wire transfer costs incurred to send monies to HempSMART UK operations
Rent expense	23,200	17,111	6,089	Increase due to new lease agreement during 2019 vs 2018
Others, net	67,171	103,268	(36,097)
TOTALS	$3,226,210	$1,891,619	$1,334,591

During 2019 and 2018, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to fair value the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $2,148,262 and a gain of $4,658,074 change in fair value of derivative liabilities for the nine months ended September 30, 2019 and 2018, respectively.

Legal Contingency Expense

On September 25, 2018, DTTO Funding filed a complaint against the Company for breach of contract related to the Company’s April 20, 2017 convertible promissory note in which DTTO lent the Company $111,111. Principal and interest in the note were, at the election of DTTO, convertible into common shares of the Company. On November 30, 2017, DTTO notified the Company of an election to convert a portion of the note to common shares, but the Company failed to process the conversion. The Company failed to repay principal and interest otherwise due on the maturity date of April 20, 2018. DTTO’s action seeks damages against the Company including principal, default interest, liquidated damages, attorney fees and costs in an amount with an alleged present cash value of $1,787,981.10. On September 6, 2018 the company issued 57,676,810 common stock shares in settlement of this case for at a total value of $1,701,466 and thus eliminating the contingent liability. Pursuant to the stipulation and court order the Company agreed to issue to DTTO additional shares of common stock if, one year following the September 6, 2018 issuance date, the value of the shares issued in settlement decreased from the value on the issuance date. The Company received notice from DTTO and demand for the additional issuance on September 6, 2019, and issued DTTO 2,082,398 shares of common stock.

Interest Expense

Interest expense during the nine months ended September 30, 2019 and 2018 was $3,001,972 and $3,503,610, respectively. Interest expense primarily consists of interest incurred on our convertible and other debt. The debt discounts amortization incurred during the nine months ended September 30, 2019 and 2018 was $2,172,936 and $1,171,549, respectively. In addition, we incurred a non-cash interest of $1,886,837 and $2,827,419 non-cash interest in connection with convertible notes in 2019 and 2018.

Liquidity and Capital Resources – The Company has generated a net loss from continuing operations for the nine months ended September 30, 2019 of $10,878,622, however used $1,884,004 cash for operations. As of September 30, 2019, the Company had total assets of $4,329,281, which included inventory of $204,041, short-term investments of $120,708 and investments of $3,772,652.

During the nine months ended September 30, 2019 and 2018, the Company has met its capital requirements through a combination of loans and convertible debt instruments. The Company will need to secure additional external funding in order to continue its operations. Our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $2,257,000 for September 30, 2019, as compared to $1,080,186 for September 30, 2018, and an increase in proceeds from the sale of note payables to a related party of $194,881 for September 30, 2018. We have during the period ended September 30, 2019, relied upon external financing arrangements to fund our operations. As of September 30, 2019, we had financing arrangements with St. George Investments, LLC, a Utah limited liability company, in which we made borrowings, the principal of which is convertible into shares of our common stock (see Note 6, Convertible Note Payable). Our ability to rely upon external financing arrangements to fund operations is not certain, and this may limit our ability to secure future funding from external sources without changes in terms requested by counterparties, changes in the valuation of collateral, and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way. We intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally.

Operating Activities - For the nine months ended September 30, 2019, the Company used cash in operating activities of $1,884,004 as compared to $1,010,520 for the nine months ended September 30, 2018. This increase is due primarily to the implementation of our new business plan, operations, management, personnel and professional services, and the resulting increases in operating expenses.

Investing Activities - During the nine months ended September 30, 2019, the Company spent cash of $687,752 in investing activities related to its purchase of equipment of $2,703 and investments in joint ventures of $685,049. During the nine months ended September 30, 2018, we spent $7,119 on equipment purchases and $624,767 investment in joint ventures.

Financing Activities - During the nine months ended September 30, 2019, net cash provided through financing activities were $2,257,000, which were primarily through its receipt of funds from the issuance of notes payable from St. George and Power Up lending. For the nine months ended September 30, 2018 the Company, primarily through its receipts of funds from the issuance of notes payable, notes payable to related parties and sale of common stock, resulted in financing activity of $1,460,067.

The Company’s business plans have not generated significant revenues and as of the date of this filing are not sufficient to generate adequate amounts of cash to meet its needs for cash. The Company's primary source of operating funds in 2019 and 2018 have been from revenue generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve for the remainder of 2019 and beyond as it develops its affiliate marketing program and other direct sales and marketing programs. The Company has stockholders' deficiencies at September 30, 2019 and requires additional financing to fund future operations. As of the date of this filing, and due to the early stages of operations, the Company has insufficient sales data to evaluate the amounts and certainties of cash flows, as well as whether there has been material variability in historical cash flows.

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

Off Balance Sheet Arrangements

As of September 30, 2019, and December 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

On April 15, 2019, the Company entered into a material definitive agreement with Natural Plant Extract of California, Inc., a California corporation, and its wholly owned subsidiaries, Green Ethos LLC, Northern Lights Distribution LLC, and, Block Chain 420 LLC, all California limited liability companies (collectively, “NPE”). The Company and NPE agreed to form a joint venture incorporated in California under the name Viva Buds for the purpose of operating a California licensed cannabis distribution business pursuant to California law legalizing cannabis for recreational and medicinal use. Although legal under California State law, cannabis remains an illegal Schedule 1 drug under the federal Controlled Substances Act, which views cannabis as a highly addictive drug with no medical value. In the event the U.S. federal government were to enforce the Controlled Substances Act regarding cannabis, the Company’s Viva Buds operations discussed below would be materially impacted (See Government Regulation of Cannabis on page 47 and Risk Factors in Section 1A).

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

We also offer and provide financial consulting and property management services to licensed, lawful and compliant operator(s) engaged within legalized states where cannabis strains containing the THC molecule is regulated and/or has been de-criminalized for personal and/or medicinal use.

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

Stock-Based Compensation - The Company also issues restricted shares of its common stock for share-based compensation programs to employees and non-employees. The Company measures the compensation cost with respect to restricted shares to employees based upon the estimated fair value at the date of the grant, and is recognized as expense over the period which an employee is required to provide services in exchange for the award. For non- employees, the Company measures the compensation cost with respect to restricted shares based upon the estimated fair value at measurement date which is either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

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

As of the quarter ended September 30, 2019, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures, to determine the existence of any material weaknesses or significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Management identified the following material weakness which has caused management to conclude that, as of September 30, 2019, our disclosure controls and procedures were not effective:

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

Changes in Internal Control over Financial Reporting.

In order to address the material weakness and significant deficiency, we made the following changes to our internal control over financial reporting:

(1) After our year ended December 31, 2018, we considered and approved on May 28, 2019, an internal audit sub-committee, led by independent director Robert Coale, to obtain timely information on a weekly basis on the status of our joint ventures, the respective budgets and expenses and variances on balances. Mr. Jesus Quintero, our Chief Financial Officer, has monitored, reviewed and to the extent he deemed prudent, tested Mr. Coale’s work since inception of the internal audit sub-committee. Mr. Coale has reported to the Board of Directors on the status of each joint venture on a weekly basis, along with a discussion of the ability to sell and liquidate inventory and to also advised concerning funding. Although we believe our implementation of this framework will provide an effective preventative control that will allow us to provide our auditor timely information about our joint ventures so that we can close our books in a timely fashion and file our reports to the Commission consistent with its rules and forms, our internal sub-committee has been operational for approximately six months, and so our evaluation of its effectiveness is not complete and will require further review, assessment and disclosure. This material weakness remains unremedied.

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

The Company’s complaint seeks legal and equitable relief for breach of contract, fraud, breach of fiduciary duty, conversion, recession of the joint venture agreement, an accounting, quiet title to real property in the name of the registrant, for the appointment of a receiver, the return to treasury of 15 million shares issued to Bougainville, and, for treble damages pursuant to the Consumer Protection Act in Washington State. The registrant has filed a lis pendens on the real property. The case is currently in litigation. Trial is set for January 26-28, 2021.

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

We launched our first hempSMART™ product, hempSMART Brain™, in November, 2016. As we continue to conduct the research and development and release of other hempSMART™ products and continue to pursue our business interests MoneyTrac Technology, Inc., and our joint ventures with Global Hemp Group, Inc. and Viva Buds, we anticipate increases in our operating expenses, without realizing significant revenues from operations. Within the next 12 months, these increases in expenses will be attributed to the cost of (i) administration and start-up costs, (ii) research and development, (iii) advertising and website development, (iv) legal and accounting fees at various stages of operation, (v) joint venture activities, (vi) creating and maintaining distribution and supply chain channels.

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

Failure to raise additional capital to fund operations could harm our business and results of operations:

Our primary source of operating funds from 2015 through September 30, 2019 has been from revenue generated from proceeds from the sale of our common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception but expects these conditions to improve in 2020 and beyond as it develops its business model. The Company has stockholders' deficiencies at December 31, 2018 and 2017 and requires additional financing to fund future operations. Currently, we do not have any arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. No assurance can be given that our Company will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of our Company to gain access to capital markets or obtain acceptable financing could have an adverse effect upon the results of its operations and upon its financial conditions.

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

We may have difficulty accessing the service of banks:

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed cannabis businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry, that banks can do business with legal cannabis businesses and "may not" be prosecuted. We assume this applies to hemp. The Treasury Department's Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that "it is possible to provide financial services"" to state-licensed cannabis (and hemp) businesses and still be in compliance with federal anti-money laundering laws. The guidance falls short of the explicit legal authorization that banking industry officials had pushed the government to provide and to date, it is not clear if any banks have relied on the guidance. The aforementioned policy may be administration dependent and a change in presidential administrations may cause a policy reversal and retraction of current policies, wherein legal cannabis and hemp businesses may not have access to the banking industry. Also, the inability of potential customers in our target market to open accounts and otherwise use the service of banks may make it difficult for our affiliate sales representatives to purchase our hempSMART™ and VivaBuds products.

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

Our Investment in MoneyTrac Technology, Inc. is subject to significant risks due to its development stage status, lack of liquidity, lack of operating history, dilution, lack of profits and the typical risks associated with start-up enterprises.

We made an investment during 2017 in MoneyTrac Technology, Inc.. This venture is in the development stage. The success of its respective business plan is uncertain and may fail, causing us to lose our complete investment. The investment carries significant risks. MoneyTrac is still in the early phase and is just beginning to implement its business plan. There can be no assurance that it will ever operate profitably. Development stage companies may take a long time or never distribute dividends or operate profitably. As such, there can be no assurance that we will receive any returns from our investments. The timing of profit realization, if any, is highly uncertain. The likelihood of MoneyTrac’s success should be considered in light of the problems, expenses, difficulties, complications and delays usually encountered by companies in their early stages of development. MoneyTrac may not be successful in attaining the objectives necessary for it to overcome these risks and uncertainties. Further, MoneyTrac may need additional funding and it is possible that it will be unable to obtain additional funding as and when it needs it. If MoneyTrac is unable to obtain capital it may be on unfavorable terms or terms which excessively dilute us as an existing equity holder. If MoneyTrac is unable to obtain additional funding, it may not be able to repay debts when they are due and payable and it could be forced to delay its development, marketing and expansion efforts and could experience material losses and potentially cease operations.

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

Ordinary and necessary business deduction other than the cost of goods sold are disallowed by the Internal Revenue Services for Cannabis companies under IRC Section 280E:

At this juncture, IRS 280E interferes with our businesses model from deducting ordinary and necessary business expenses. Since the Company entered the cannabis delivery business Viva Buds, this onerous tax burden might significantly impact the profitability of the Company and may make the pricing of its products less competitive.

Risks Related to Our Common Stock

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution:

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 5,000,000,000 shares of common stock, $0.001 par value per share. As of September 30, 2019, there were 38,413,354 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

On July 3, 2019, the Company issued 1,173,709 post-split common shares to Natural Plant Extract of California. The issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. NPE was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, that provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to NPE full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. NPE acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

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

On July 10, 2019, the Company issued 421,502 post-split common shares to Chicago Ventures. The issuance to Chicago Ventures was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Chicago Ventures is an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Chicago Ventures full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Chicago Ventures acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 30, 2019, the Company issued 475,919 post-split common shares to Chicago Ventures. The issuance to Chicago Ventures was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Chicago Ventures is an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Chicago Ventures full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Chicago Ventures acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 2, 2019, the Company issued 8,333 post-split common shares to Paula Vetter. The issuance to Ms. Vetter was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Vetter is an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Vetter full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Vetter acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 5, 2019, the Company issued 541,126 post-split common shares to Chicago Ventures. The issuance to Chicago Ventures was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Chicago Ventures is an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Chicago Ventures full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Chicago Ventures acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On September 6, 2019, the Company issued 8,333 post-split common shares to Ian Harvey. The issuance to Mr. Harvey was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Harvey is an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Harvey full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Harvey acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On September 10, 2019, the Company issued 2,082,398 post-split common shares to DTTO Capital. The issuance to DTTO Capital was made in reliance upon the exemption from registration provided by Section 3(a)(10) of the Securities Act of 1933, and by order of the U.S. District Court for the Northern District of Texas; Case No. 01675; DTTO Funding vs. Marijuana Company of America, Inc.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Global Hemp Group, Inc. TTO Enterprises, Inc. Company Joint Venture Agreement(1)
10.2	Lease Extension; July 1, 2019
31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*       Filed herewith

**     Furnished herewith

(1)       Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2019

MARIJUANA COMPANY OF AMERICA, INC.

By:	/S/ Donald Steinberg
Donald Steinberg
Principal Executive Officer

By:	/S/ Jesus Quintero
Jesus Quintero
Principal Accounting Officer

