Form 10-K/A
period 2018-12-31
Marijuana Co of America, Inc.
filed 2019-12-19
CIK 1078799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A- 4

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marijuana Company of America, Inc. (Converge Global, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Marijuana Company of America, Inc. and its subsidiaries (“the Company”) as of December 31, 2018 and 2017 and the related statements of operations, stockholders’ deficit, cash flows and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the years ended December 31, 2018 and 2017. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Date: December 19, 2019	MARIJUANA COMPANY OF AMERICA, INC.
	By:	/S/ Jesus M Quintero Jesus M Quintero Principal Executive Officer

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

Name	Title	Date

/S/ Jesus M. Quintero	Principal Executive Officer	December 19, 2019
Jesus M Quintero

/S/ Jesus M. Quintero	Principal Accounting Officer	December 19, 2019
Jesus M Quintero

/S/ Robert Coale	Director	December 19, 2019
Robert Coale

/S/ Edward Manolos	Director	December 19, 2019
Edward Manolos

