Form 10-Q/A
period 2019-06-30
Marijuana Co of America, Inc.
filed 2019-12-19
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2019 and 2018 (UNAUDITED)

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2017	10,000,000	$10,000	35,057,733	$35,058	—	$—	$—	$32,525,294	$(42,888,104)	$(10,317,752)
Common stock issued for services rendered	—	—	29,180	29	—	—	—	90,876		90,905
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	702,340	702	—	—	—	761,948	—	762,650
Conversion of related party notes payable			1,265,471	1,265		—		758,017		759,282
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	303,447	303	—	—		(303)	—	0
Proceeds from common stock subscriptions							190,000			190,000
Reclassification of derivative liabilities								1,456,550		1,456,550
Reclassification of warrant liability								691,850		691,850
Stock based compensation	—	—			—	—		(214,501)	—	(214,501)
Net Loss	—	—	—	—	—	—	—	—	(3,494,606)	(3,494,606)
Balance, June 30, 2018	10,000,000	$10,000	37,358,171	$37,358	—	$—	$190,000	$36,069,731	$(46,382,710)	$(10,075,621)

	Class A Preferred Stock		Common Stock		Common Stock to be issued		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2018	10,000,000	$10,000	42,687,301	$42,687	—	$—	$90,000	$50,707,103	$(53,983,895)	$(3,134,105)
Common stock issued for services rendered	—	—	535,387	535	—	—	—	548,715		549,250
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	1,683,854	1,684	—	—	—	2,032,824	—	2,034,508
Additional paid-in capital due to issuance of convertible debt	—	—		—	—	—	—	462,714		462,714
Common stock to be issued pursuant to NPE stock purchase agreement			1,220,856	1,221	1,173,709	1,174		1,730,119		1,732,514
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	655,556	656	—	—	(40,000)	79,344	—	40,000
Sale of common stock	—	—	531,671	532	—	—	(50,000)	203,522	—	154,054
Net Loss	—	—	—	—	—	—	—	—	(4,652,001)	(4,652,001)
Balance, June 30, 2019	10,000,000	$10,000	47,314,625	$47,315	1,173,709	$1,174	$—	$55,764,341	$(58,635,896)	$(2,813,066)

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

	Three Months Ended June 30(1)
	2019	2018
Revenues	374,937	0
Cost of Sales	346,265	0
Gross Margin	28,672	0
Expenses	358,973	0
Net Income	$(330,301)	$—

Equity in net loss of unconsolidated joint venture reflected in the accompanying Consolidated Statement of Operations	$(6,291)	—

(1) Reflects from inception of acquisition April 24, 2019

Natural Plant Extract of California, Inc.

The standalone unaudited financial statements of Natural Plant Extract of California, Inc. for the second quarter ended June 30, 2019 and the year ended December 31, 2018 were as follows:

Summarized Balance Sheet	6/30/2019	12/31/2018
Cash	1,794	1,794
Total Current Assets	2,650,000	—
Total Fixed Assets	155,391	98,282
Notes Receivables	467,264	312,004
TOTAL ASSETS	3,274,449	412,081
Long Term Liabilities	588,190	616,265
Equity	2,686,259	(204,184)
TOTAL LIABILITIES AND EQUITY	3,274,449	412,081
Summarized Income Statement
Sales	—	—
Total Expenses	(109,557)	204,184
Net Income (Loss)	(109,557)	204,184

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
17

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

NOTE 5 – INVESTMENTS

MoneyTrac

On March 13, 2017, the Company entered into a stock purchase agreement to acquire up to 150 ,0 00,000 common shares of MoneyTrac Technology, Inc., a corporation organized and operating under the laws of the state of California, for a total purchase price of $250,000 representing approximately 15% ownership at the time of the agreement. As of December 31, 2017, the Company had acquired 15 0, 000,000 common shares for $250,000 representing approximately 15% ownership. In connection with the investment, Donald Steinberg, the Company’s President and Chief Executive Officer and Director, was appointed as a board member to MoneyTrac.

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

In connection with the agreement, the Company recorded a cash investment of $1,188,500 to the Joint Venture during 2017. This was comprised of 49.5% ownership of BV-MCOA Management LLC, and was accounted for using the equity method of accounting. The Company recorded an annual impairment in 2017 of $792,500, reflecting the Company’s percentage of ownership of the net book value of the investment. During 2018, the Company recorded equity losses of $37,673 and $11,043 for the first and second quarters respectively, and recorded an annual impairment of $285,986 for the year ended December 31, 2018, at which time the Company determined the investment to be fully impaired . The Company was able to obtain general loans from St. George Investments LLC, not specific to any of the company’s joint ventures. Therefore, accordingly, the impairment of this investment did not create any defaults to the loan agreements and covenants. The loan agreement established the lender’s option to convert the loans to common shares of the Company.

The Company determined the investment impaired due to Bougainville’s breach of contract, including: (i) its failure to communicate and cooperate regarding the Company’s audit; (ii) its misrepresentations concerning its ownership interest in the real property in Okanogan County Washington; (iii) its failure to deed the property to the joint venture within thirty days of payment pursuant to the amended joint venture agreement; and, (iv) its misrepresentation that it possessed an agreement with a Tier 3 license holder to operate on the property.

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

The standalone unaudited financial statements of Natural Plant Extract of California, Inc. for the second quarter ended June 30, 2019 and the year ended December 31, 2018 were as follows:

Summarized Balance Sheet	6/30/2019	12/31/2018
Cash	1,794	1,794
Total Current Assets	2,650,000	—
Total Fixed Assets	155,391	98,282
Notes Receivables	467,264	312,004
TOTAL ASSETS	3,274,449	412,081
Long Term Liabilities	588,190	616,265
Equity	2,686,259	(204,184)
TOTAL LIABILITIES AND EQUITY	3,274,449	412,081
Summarized Income Statement
Sales	—	—
Total Expenses	(109,557)	204,184
Net Income (Loss)	(109,557)	204,184

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

25

	06-30-19	03-31-19	12-31-18	12-31-17
This includes balances for:	Note (d)	Note (c)	Note (b)	Note (a)
- Debt obligation of JV	1,778,872	128,522	289,742	1,500,000
- Convertible NP, net of discount	2,149,170	1,536,271	1,132,668	394,555
- Longterm debt	0	0	0	172,856
Total Debt balance	3,928,042	1,664,793	1,422,410	2,067,411

Concerning our $1.675,000 million of investment loans for general operation for the quarter ended June 30, 2019, the Company  accounted these transactions as an investment and a liability - “debt obligation of Joint Venture”. The Company follows Accounting Standards Codification subtopic 321-10, Investments-Equity Securities (“ASC 321-10) which requires the accounting for equity security to be measured at fair value with changes in unrealized gains and losses are included in current period operations. Where an equity security is without a readily determinable fair value, the Company may elect to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes.

The $1,675,000 loans from St. George’s Investment LLC for the 2nd quarter ended June 30, 2019 were used in payment of the following expenses:

o VivaBuds Joint Venture $285,000

o Global Hemp Group JV $ 83,646

o Advertising expenses $249,777

o Hempsmart sales Commissions $440,648

o Marketing expenses $583,145

o Other general operating expenses $ 32,784

• TOTAL LOANS $1,675,000

NOTE 6 – NOTES PAYABLE, RELATED PARTY

As of June 30, 2019, and December 31, 2018, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company. The issued notes are unsecured, due on demand and bear 5% interest. At June 30, 2019 and December 31, 2018, there were an aggregate of $71,553 and $287,140 notes payable due to officers.

During the six months ended June 30, 2019, the Company issued an aggregate of 1,220,856 shares of its common stock in settlement of outstanding related party notes of $1,732,514.

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

During the six months ended June 30, 2019, the Company issued an aggregate of 1,220,856 shares of its common stock, in settlement of outstanding related party notes payable, and in addition, common stock to be issued of 1,173,709 for a total aggregate value of $1,732,514.

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

During the six months ended June 30, 2019, the Company issued an aggregate of 1,220,856 shares of its common stock in settlement of outstanding related party notes payable, and in addition common stock to be issued of 1,173,709 shares for a total aggregate value of $1,732,514.

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

Financing Activities - During the six months ended June 30, 2019, the Company, primarily through its receipt of funds from the issuance of notes payable resulted in financing activity of $1,675,000. For the six months ended June 30, 2018 the Company received proceeds of $924,940 from issuance of notes payable, $103,791 from proceeds of notes payable due to related party and $190,000 proceeds from common stock subscriptions.

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

On April 15, 2019, the Company entered into a material definitive agreement with Natural Plant Extract of California, Inc., a California corporation, and its wholly owned subsidiaries, Green Ethos LLC, Northern Lights Distribution LLC, and, Block Chain 420 LLC, all California limited liability companies (collectively, “NPE”). The Company and NPE agreed to form a joint venture incorporated in California under the name Viva Buds for the purpose of operating a California licensed cannabis distribution business pursuant to California law legalizing cannabis for recreational and medicinal use. Although legal under California State law, cannabis remains an illegal Schedule 1 drug under the federal Controlled Substances Act, which views cannabis as a highly addictive drug with no medical value. In the event the U.S. federal government were to enforce the Controlled Substances Act regarding cannabis, the Company’s Viva Buds operations discussed below would be materially impacted (See Risk Factors in Section 1A).

Cannabis Remains a Schedule 1 Drug Under the Controlled Substances Act and Illegal Under Federal Law.

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

The FDA has not approved cannabis, hemp or CBD derived from industrial hemp as a safe and effective drug for any indication. As of the date of this filing, we have not, and do not intend to file an IND with the FDA, concerning any of our consumer products that contain CBD derived from industrial hemp, or cannabis generally.

The FDA has concluded that products containing cannabis and industrial hemp derived CBD are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. The FDA’s position is that products containing cannabis and industrial hemp derived CBD are Schedule 1 drugs under the Controlled Substances Act, and so are illegal drugs that are under the purview of the U.S. Drug Enforcement Agency and U.S. Justice Dept., who are charged with enforcing the Controlled Substances Act. However, at some indeterminate future time, the FDA may choose to change its position concerning cannabis generally, and specifically products containing industrial hemp derived CBD, and may choose to enact regulations that are applicable to such products as either drugs or supplements. In this event, our industrial hemp-based products containing CBD may be subject to regulation (See Risk Factors, Item IA).

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

51
59

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

Dated: December 19 , 2019

MARIJUANA COMPANY OF AMERICA, INC.

By:	/S/ Jesus M. Quintero
Jesus M. Quintero
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ Jesus M. Quintero
Jesus Quintero
Chief Financial Officer
(Principal Financial and Accounting Officer)

