Form 10-Q/A
period 2019-09-30
Marijuana Co of America, Inc.
filed 2020-01-13
CIK 1078799

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

On September 17, 2019, the Company issued a cashless warrant to Paladin Advisors, LLC in exchange for a purchase price of $45,000. Pursuant to the terms and conditions of the cashless warrant, Paladin may exercise the cashless warrant on or after March 17, 2020 and is eligible upon exercise to receive three hundred thousand dollars’ worth of the Company’s common stock valued as of the closing price on March 17, 2020. The issuance to Paladin was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Paladin is an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Paladin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Paladin acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Global Hemp Group, Inc. TTO Enterprises, Inc. Company Joint Venture Agreement(1)
10.2	Lease Extension; July 1, 2019 (1)
31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*       Filed herewith

**     Furnished herewith

(1)       Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 10, 2020

MARIJUANA COMPANY OF AMERICA, INC.

By:	/S/ Jesus Quintero
Jesus Quintero
Principal Executive Officer

By:	/S/ Jesus Quintero
Jesus Quintero
Principal Accounting Officer

