Form 10-K
period 2019-12-31
Marijuana Co of America, Inc.
filed 2020-05-14
CIK 1078799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-27039

MARIJUANA COMPANY OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	98-1246221 (I.R.S. Employer Identification No.)
1340 West Valley Parkway, Ste. 205 Escondido, California (Address of principal executive offices)	92029 (Zip Code)

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

The aggregate market value of the common stock held by non-affiliates, based upon the average bid and asked price of common stock, as of the last business day of the registrant’s most recently completed fiscal year was $5,651,961.

As of December 31, 2019, 77,958,081 shares of common stock were outstanding.

As of May 14, 2020, 241,484,980 shares of common stock were outstanding.

EXPLANATORY NOTE RE COVID 19

As previously reported on Form 8-K filed on March 30, 2020, as amended, the Company was unable to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 by the original deadline of March 30, 2020, due to circumstances related to COVID-19 pandemic, specifically: (i) The Company is based in California. California was at one of the epicenters of the coronavirus outbreaks in the United States and the Governor of California had ordered all residents to stay at home excepting only essential travel. This order has hampered the Company’s ability to conduct necessary work to finalize its audited financial statements, and otherwise finalize its Annual Report; (ii) Separately, some of the Company’s financiers and banks are located in New York City. On March 30, 2020, Governor Andrew M. Cuomo extended an existing quarantine and “Stay at Home” order for all of New York City through April 15, 2020. As a direct result, the Company has been unable to confirm and complete accounting for its annual audit to complete its Form 10-K timely; (iii) Lastly, the Company’s independent auditors have staff who just returned to the United States from China, and who now have limited access to their offices here in the United States which could affect the timely completion of the annual audit.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	4
Item 1A.	Risk Factors	53
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	26
Item 3.	Legal Proceedings	26
Item 4.	Mine Safety Disclosures	27
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27
Item 6.	Selected Financial Data	51
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	68
Item 8.	Financial Statements and Supplementary Data	69
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	71
Item 9A	Controls and Procedures	71
Item 9B.	Other Information	73
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	73
Item 11.	Executive Compensation	76
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	77
Item 13.	Certain Relationships and Related Transactions, and Director Independence	79
Item 14.	Principal Accountant Fees and Services	79
PART IV

Item 15.	Exhibits, Financial Statement Schedules	80
Item 16.	Form 10-K Summary	82

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

Marijuana Company of America Inc. and subsidiaries is a publicly listed company quoted on OTC Markets OTCQB Tier under the symbol “MCOA”. We are based in Escondido, California. Our business develops, manufactures, markets and sells non-psychoactive industrial hemp, and hemp-derived consumer products containing cannabinoids (hereafter referred to as “CBD”), with a THC content of less than 0.03%. Our business includes the research and development of (1) varieties of various species of hemp; (2) beneficial uses of hemp and hemp derivatives; (3) indoor and outdoor cultivation methods for hemp; (4) technology used for cultivation and harvesting of different species of hemp, including but not limited to lighting, venting, irrigation, hydroponics, nutrients and soil; (5) different species of industrial hemp derived CBD, and the possible health benefits thereof; and, (6) new and improved methods of hemp CBD extraction omitting or eliminating the delta-9 THC molecule. As part of our hemp related business, we entered into joint ventures to develop and grow, cultivate and harvest hemp in Scio, Oregon.

On April 15, 2019, we entered into a joint venture with Natural Plant Extract of California, Inc., and subsidiaries, to operate a licensed psychoactive cannabis retail delivery operation in Lynwood, California. California legalized THC psychoactive cannabis for medicinal and recreational use on January 1, 2018. As disclosed in greater detail below, on February 3, 2020, we terminated the Viva Buds joint venture (See Item 7, Management’s Discussion & Analysis; Legal Settlement Expense). As of the date of this filing, we do not conduct any business in psychoactive cannabis.

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
5

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

Consulting Services

We also provide financial accounting and property management services for companies associated with the cannabis industry in all stages of development. Our services include the following:

  Financial Accounting and Bookkeeping. Our business accounting services provide financial accounting, bookkeeping and reporting protocols in order to allow licensed cannabis and/or hemp operators, in those states where cannabis has been legalized for medicinal and/or recreational use, to report collect, verify and state effective financial records and disclosure. We provide a comprehensive accounting strategy based on best accounting practices. We understand the challenges and complexities of financial accounting in the regulated commercial cannabis market and we have the expertise to help client businesses report their financial operations consistent with GAAP. As of the date of this filing, we have not offered any consulting, bookkeeping or financial accounting consulting services that have generated reportable revenues.

  Property Management Consulting. Our property management consulting services consist of providing planning, budgeting, acquisition, accounting and management services to licensed cannabis and/or hemp operators in those states where cannabis and/or hemp has been legalized for medicinal and/or recreational use, and who are searching for appropriate real property to conduct operations. As of the date of this filing, we have not offered any real property management consulting services that have generated reportable revenues.

Joint Ventures and Investments

Our business also includes participating and making selected investments in other related businesses. Currently, we have made investments in startup ventures, including:

  Bougainville Ventures, Inc. Joint Venture; On March 16, 2017, we entered into a joint venture agreement with Bougainville Ventures, Inc., a Canadian corporation. The purpose of the joint venture was for the Company and Bougainville to (i) jointly engage in the development and promotion of products in the legalized cannabis industry in Washington State; (ii) utilize Bougainville's high quality cannabis grow operations in the State of Washington, where it claimed to have an ownership interest in real property for use within the legalized cannabis industry; (iii) leverage Bougainville’s agreement with a I502 Tier 3 license holder to grow cannabis on the site; provide technical and management services and resources including, but not limited to: sales and marketing, agricultural procedures, operations, security and monitoring, processing and delivery, branding, capital resources and financial management; and, (iv) optimize collaborative business opportunities. The Company and Bougainville agreed to operate through a Washington State Limited Liability Company, and BV-MCOA Management, LLC was organized in the State of Washington on May 16, 2017.

 As our contribution to the joint venture, the Company committed to raise not less than $1,000,000 to fund joint venture operations, based upon a funding schedule. The Company also committed to providing branding and systems for the representation of cannabis related products and derivatives comprised of management, marketing and various proprietary methodologies directly tailored to the cannabis industry.

The Company and Bougainville's agreement provided that funding provided by the Company would contribute towards the joint venture’s ultimate purchase of the land consisting of a one-acre parcel located in Okanogan County, Washington, for joint venture operations.

As disclosed on Form 8-K on December 11, 2017, the Company did not comply with the funding schedule for the joint venture. On November 6, 2017, the Company and Bougainville amended the joint venture agreement to reduce the amount of the Company's commitment from $1,000,000 to $800,000, and also required the Company to issue Bougainville 15 million shares of the Company's restricted common stock. The Company completed its payments pursuant to the amended agreement on November 7, 2017, and on November 9, 2017, issued to Bougainville 15 million shares of restricted common stock. The amended agreement provided that Bougainville would deed the real property to the joint venture within thirty days of its receipt of payment.

Thereafter, the Company determined that Bougainville had no ownership interest in the property in Washington State, but rather was a party to a purchase agreement for real property that was in breach of contract for non-payment. Bougainville also did not possess an agreement with a Tier 3 I502 license holder to grow Marijuana on the property. Nonetheless, as a result of funding arranged for by the Company, Bougainville and an unrelated third party, Green Ventures Capital Corp., purchased the land, but did not deed the real property to the joint venture. Bougainville failed to pay delinquent property taxes to Okanogan County and to date, the property has not been deeded to the joint venture.

To clarify the respective contributions and roles of the parties, the Company offered to enter into good faith negotiations to revise and restate the joint venture agreement with Bougainville. The Company diligently attempted to communicate with Bougainville to accomplish a revised and restated joint venture agreement, and efforts towards satisfying the conditions to complete the subdivision of the land by the Okanogan County Assessor. However, Bougainville failed to cooperate or communicate with the Company in good faith, and failed to pay the delinquent taxes on the real property that would allow for sub-division and the deeding of the real property to the joint venture.

On August 10, 2018, the Company advised its independent auditor that Bougainville did not cooperate or communicate with the Company regarding its requests for information concerning the audit of Bougainville’s receipt and expenditures of $800,000 contributed by the Company in the joint venture agreement. Bougainville had a material obligation to do so under the joint venture agreement. The Company believes that some of the funds it paid to Bougainville were misappropriated and that there was self-dealing with respect to those funds. Additionally, the Company believes that Bougainville misrepresented material facts in the joint venture agreement, as amended, including, but not limited to, Bougainville’s representations that: (i) it had an ownership interest in real property that was to be deeded to the joint venture; (ii) it had an agreement with a Tier 3 # I502 cannabis license holder to grow cannabis on the real property; and, (iii) that clear title to the real property associated with the Tier 3 # I502 license would be deeded to the joint venture thirty days after the Company made its final funding contribution. As a result, on September 20, 2018, the Company filed suit against Bougainville Ventures, Inc., BV-MCOA Management, LLC, Andy Jagpal, Richard Cindric, et al. in Okanogan County Washington Superior Court, case number 18-2- 0045324. The Company’s complaint seeks legal and equitable relief for breach of contract, fraud, breach of fiduciary duty, conversion, recession of the joint venture agreement, an accounting, quiet title to real property in the name of the Company, for the appointment of a receiver, the return to treasury of 15 million shares issued to Bougainville, and, for treble damages pursuant to the Consumer Protection Act in Washington State. The registrant has filed a lis pendens on the real property. The case is currently in litigation.

In connection with the agreement, the Company recorded a cash investment of $1,188,500 to the Joint Venture during 2017. This was comprised of 49.5% ownership of BV-MCOA Management LLC, and was accounted for using the equity method of accounting. The Company recorded an annual impairment in 2017 of $792,500, reflecting the Company’s percentage of ownership of the net book value of the investment. During 2018, the Company recorded equity losses of $37,673 and $11,043 for the first and second quarters respectively, and recorded an annual impairment of $285,986 for the year ended December 31, 2018, at which time the Company determined the investment to be fully impaired due to Bougainville’s breach of contract and resulting litigation, as discussed above.

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

In 2017, the Company recorded a debt obligation of $1,500,000 to the Joint Venture and a corresponding impairment charge of $1,500,000 during for year ended December 31, 2017. Upon termination of the material definitive agreement on March 19, 2018, the Company realized a gain on settlement of debt obligation of $1,500,000 during the six months ended June 30, 2018. As of December 31, 2018, we determined our joint venture with GateC to be fully impaired as having no intrinsic value due to our decision on March 19, 2018 to rescind the Agreement with GateC. Our decision to fully impair our venture with GateC had an impact on our reported operations in fiscal year ended December 31, 2018, but had no impact on our reported operations for the fiscal year ended December 31, 2019.

  MoneyTrac Technology, Inc.; MoneyTrac Technology, Inc. is a developer of an integrated and streamlined electronic payment processing system containing E-Wallet and mobile applications, that allows for the management and processing of prepaid cards, debit cards, and credit card payments. We entered into a stock purchase agreement with MoneyTrac on March 13, 2017 to purchase a 15% equity position in MoneyTrac. On July 27, 2017 we completed tender of the purchase price of $250,000. MoneyTrac’s business and banking software solutions offer firms the ability to deposit funds directly into a “MoneyTrac Merchant Wallet,” created and controlled by the firm, from which the firm can manage and provide inventory management, payroll processing, and audit tracking; and, the creation of “Customer Wallets,” by anyone who wants to engage in cashless transactions, by loading money into their “MoneyTrac Customer Wallet” from a bank account or through a MoneyTrac kiosk, which also accepts debit and credit card transactions. MoneyTrac’s kiosks are marketed to businesses that wish to offer cashless transactions to its customers, who can choose to either have funds loaded directly into their “Customer Wallet” or onto a pre-paid debit card. MoneyTrac’s system provides for a secure, managed and auditable record of cashless transactions that is designed to be marketed to firms who want an alternative payment and management method for transacting business, including those firms in the legalized cannabis business in those states where cannabis has been legalized for recreational and/or medicinal use. On June 12th, 2018 Global Payout, Inc. (“Global”) entered into a Reverse Triangular Merger (the “Merger”) with MoneyTrac Technology, Inc. (“MoneyTrac”) a California Corporation and MTrac Tech Corporation (“Merger Sub”) a Nevada corporation and wholly-owned subsidiary of Global Payout, Inc. whereby MoneyTrac was successfully merged into Merger Sub, the surviving corporation of the merger, and thereafter the separate existence of MoneyTrac ceased, and all rights, privileges, powers and property, including, without limitation, all rights, privileges, franchise, patents, trademarks, licenses, registrations, bank accounts, contracts, patents, copyrights, and other assets of every kind and description of MoneyTrac, were assumed by Merger Sub. Additionally, Merger Sub assumed all ofthe obligations and liabilities of MoneyTrac, except minute books and stock records of MoneyTrac insofar as they relate solely to its organization and capitalization, and the rights of MoneyTrac arising out of the executed Merger. Pursuant to the terms of the Merger, Global issued 1,100,000,000 (one billion, one hundred million) shares of its common stock to MoneyTrac as consideration for the purchase of MoneyTrac. Pursuant to the terms of the Merger, a conversion of issued MoneyTrac stock was completed whereby each one (1) share of MoneyTrac stock, issued and outstanding immediately prior to the effective date of the Merger, was canceled and extinguished and converted automatically into ten (10) shares of Global common stock. As of the effective date of the Merger, all shares of Global Preferred Stock issued prior to the effective date of the Merger were canceled and extinguished without any conversion thereof. We acquired 150,000,000 Global common shares for our original $250,000 representing approximately 15% ownership. Global’s name changed in April, 2020 to Global Trac Solutions, Inc. Global’s common stock is traded on the OTC Markets under the symbol “PYSC.” To date, we realized $51,748.17 from sales of our Global securities.

  Conveniant Hemp Mart, LLC; Conveniant Hemp Mart, LLC (“Conveniant”) is a Wyoming limited liability company whose business plan includes the development, manufacture and sale of consumer products containing CBD that are intended for marketing and sales at convenience stores, gas stations and markets. On July 19, 2017, we agreed to lend fifty thousand dollars ($50,000) to Conveniant based on a promissory note. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Conveniant, subject to our payment of an additional fifty thousand dollars [$50,000] equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and made payment to Conveniant on November 21, 2017. Conveniant developed a line of consumer products containing industrial hemp derived CBD with no traceable THC content. The product line includes tinctures that combine industrial hemp-derived CBD with hemp seed oil, coconut oil and other essential natural oils; a muscle cream product that combines industrial hemp-derived CBD with natural oils; a hand lotion that combines industrial hemp derived CBD with lavender oils; and a line of pet treats that combine industrial hemp-derived CBD with natural oils. On May 1, 2019, the Company and Conveniant agreed to cancel the Company’s 25% interest in Conveniant. Conveniant issued to the Company a credit memo equal to the Company’s $100,000 investment, The Company determined that as of December 31, 2019, approximately $41,000 of this credit was impaired.

  Global Hemp Group, Inc. New Brunswick Joint Venture; On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group Inc., a Canadian corporation, in a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada. The joint venture’s goal is to develop a “Hemp Agro-Industrial Zone”, a concept that promotes and engages farmers, processors and manufacturers to collaboratively produce and process 100% of the hemp plant into a number of wholesale materials that can be manufactured into healthy and sustainable products. The “HAIZ” will be surrounded by hemp production thereby minimizing the cost of expensive transportation to distant processing facilities. The “Hemp Agro-Industrial Zone” has a goal of producing social and environmental benefits to the communities where they operate. These zones are envisioned to prospectively create jobs for farmers, foster rural development, provide the opportunity to develop more sustainable products of superior quality and help support Global Hemp Group’s commitment to creating a carbon free economy. The first phase of the project involved lab testing in support of the trials. The Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick (“CCNB”) intends to assist Global Hemp Group in research on its ongoing industrial hemp trials in the region, and to perform laboratory tests in support of these trials. These tests will provide information to validate agronomic and key yield data in preparation of a large-scale industrial development project that will involve processing of the full plant: grain, straw, flowers and leaves, scheduled to begin in 2018. The results of these tests will also be used in discussions with farmers of the region to refine a hemp-based farming model, and to mobilize additional farmers for the next growing season. Our participation included providing one-half, or $10,775 of the funding for the phase one work. On January 10, 2018, phase-one was completed by successfully cultivating industrial hemp during the 2017 growing season for research purposes. The objective of phase one was to re-introduce hemp into the area and ensure that it could be productive under New Brunswick growing conditions prior to significantly increasing cultivation acreage and building a hemp processing facility in the region, in future phases of the project. As a result of our participation in the joint venture, we will share in the ownership of research and development of hemp and CBD related studies produced by the New Brunswick Project, and, in the event Canadian laws governing the growing, harvesting, manufacturing and production of products containing hemp and CBD change (as expected, but not guaranteed) in 2018, we would benefit from possible preferred pricing and terms for the purchase of hemp and CBD that would enable us to further conduct its business and research and development into hemp and CBD products. Our New Brunswick joint venture with Global Hemp Group, Inc. is a related party transaction insofar as its director, Charles Larsen, is a former director and current stockholder of the Company.

  Global Hemp Group Joint Venture/Scio Oregon Hemp Project; On May 8, 2018, the Company, Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation entered into a Joint Venture Agreement. The purpose of the joint venture is to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture is in the development stage. On May 30, 2018, the joint venture purchased TTO’s 15% interest in the joint venture for $30,000. The Company and Global Hemp Group, Inc. now have an equal 50-50 interest in the joint venture. The joint venture agreement commits the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company has complied with its payments. The 2018 crop of hemp grown on the joint venture’s real property consisted of 33 acres of high yielding CBD hemp grown in an orchard style cultivation on the property. The 2018 harvest consisted of approximately 37,000 high yielding CBD hemp plants producing 24 tons of biomass that produced 48,000 pounds of dried biomass. The joint venture partners prepared processing samples ranging in size from 100 lbs to 2,000 lbs. for sample offers to extraction companies. The biomass is being processed into CBD crude oil with the option to refine it further into isolate, or full spectrum oil, in order to increase its value on the market. Our joint venture with Global Hemp Group regarding the Scio Oregon project is a related party transaction insofar as its President and CEO, Charles Larsen, is a former director and current stockholder of the Company.

The following table indicates the amount of impairments recorded by the Company quarter to quarter for investment activity quarter to quarter related to its joint venture investments:

MARIJUANA COMPANY OF AMERICA, INC.

INVESTMENT ROLL-FORWARD

AS OF DECEMBER 31, 2019

	INVESTMENTS								SHORT-TERM INVESTMENTS
		Global					Natural		TOTAL
	TOTAL	Hemp			Bougainville	Gate C	Plant		Short-Term
	INVESTMENTS	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Extract	Vivabuds	Investments	MoneyTrac
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0			$0	$0
Investments made during 2017	3,049,275	10,775	100,000	250,000	1,188,500	1,500,000			0	0

Quarter 03-31-17 equity method Loss	0								0

Quarter 06-30-17 equity method Loss	0								0

Quarter 09-30-17 equity method Loss	(375,000)				(375,000)				0

Quarter 12-31-17 equity method accounting	313,702				313,702				0

Impairment of Investment in 2017	(2,292,500)	0			(792,500)	(1,500,000)			0	0
Balances as of 12/31/17	695,477	10,775	100,000	250,000	334,702	0	0	0	0	0

Investments made during 2018	986,654	986,654							0

Quarter 03-31-18 equity method Loss	(37,673)				(37,673)				0

Quarter 06-30-18 equity method Loss	(11,043)				(11,043)				0

Quarter 09-30-18 equity method Loss	(10,422)		(10,422)						0

Quarter 12-31-18 equity method Loss	(31,721)	(31,721)	0						0

Moneytrac investment reclassified to Short-Term investments	(250,000)			(250,000)					250,000	250,000

Unrealized gains on trading securities - 2018	0								560,000	560,000

Impairment of investment in 2018	(933,195)	(557,631)	(89,578)		(285,986)				0
Balance @12-31-18	$408,077	$408,077	$0	$0	$0	$0	$0	$0	$810,000	$810,000

Investments made during quarter ended 03-31-19	129,040	129,040

Quarter 03-31-19 equity method Loss	(59,541)	(59,541)

Unrealized gains on trading securities - quarter ended 03-31-19									(135,000)	$(135,000)
Balance @03-31-19	$477,576	$477,576	$0	$0	$0	$0	$0	$0	$675,000	$675,000

Investments made during quarter ended 06-30-19	$3,157,234	$83,646					$3,000,000	$73,588

Quarter 06-30-19 equity method Income (Loss)	$(171,284)	$(141,870)					$(6,291)	$(23,123)

Unrealized gains on trading securities - quarter ended 06-30-19	$0								(150,000)	$(150,000)
Balance @06-30-19	$3,463,526	$419,352	$0	$0	$0	$0	$2,993,709	$50,465	$525,000	$525,000

Investments made during quarter ended 09-30-19	$186,263							$186,263

Quarter 09-30-19 equity method Income (Loss)	$122,863	$262,789					$(94,987)	$(44,939)

Sale of trading securities during quarter ended 09-30-19									$(41,667)	$(41,667)

Unrealized gains on trading securities - quarter ended 09-30-19	$0								(362,625)	($362,625)
Balance @09-30-19	$3,772,652	$682,141	$0	$0	$0	$0	$2,898,722	$191,789	$120,708	$120,708

Investments made during quarter ended 12-31-19	$392,226	$262,414						$129,812

Quarter 12-31-19 equity method Income (Loss)	$(178,164)	($(75,220)					$(23,865)	$(79,079)
Reversal of Equity method Loss for 2019	$272,285						$125,143	$147,142
Impairment of investment in 2019	$(3,175,420)	$(869,335)					$(2,306,085)	$0
Loss on disposition of investment	$(389,664)							(389,664)
Sale of trading securities during quarter ended 12-31-19	$0								$(17,760)	$(17,760)

Unrealized gains on trading securities - quarter ended 12-31-19	$0								(75,545)	$(75,545)
Balance @12-31-19	$693,915	$(0)	$0	$0	$0	$0	$693,915	$0	$27,403	$27,403

The following table indicates the amount of debt the Company recorded quarter to quarter as a result of its joint venture investments:

Loan Payable
		Global					Natural			General
	TOTAL	Hemp			Bougainville	Gate C	Plant	Robert L		Operating
	JV Debt	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Extract	Hymers III	Vivabuds	Expense
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0				$0

Quarter 03-31-17 loan borrowings	1,500,000					1,500,000

Quarter 06-30-17 loan activity

Quarter 09-30-17 loan borrowings	725,000				725,000

Quarter 12-31-17 loan repayments	(330,445)				(330,445)

General operational expense	172,856									172,856
Balances as of 12/31/17 (a)	2,067,411	0	0	0	394,555	1,500,000	0	0	0	172,856

Quarter 03-31-18 loan borrowings (payments)	376,472	447,430								(70,958)

Quarter 06-30-18 cancellation of JV debt obligation	(1,500,000)					(1,500,000)

Quarter 06-30-18 loan repayments	(101,898)									(101,898)

Quarter 09-30-18 loan activity	0

Quarter 12-31-18 loan borrowings	580,425	580,425

Balance @12-31-18 (b)	1,422,410	1,027,855	0	0	394,555	0	0	0	0	0

Quarter 03-31-19 loan borrowings	649,575	649,575
Quarter 03-31-19 debt conversion to equity	(407,192)	(407,192)

Balance @03-31-19 ©	1,664,793	1,270,238	0	0	394,555	0	0	0	0	0

Quarter 03-31-19 loan borrowings	3,836,220	$161,220					$2,000,000		$0	$1,675,000

Quarter 03-31-19 debt conversion to equity	(1,572,971)	$(161,220)					$(349,650)			$(1,062,101)

Balance @06-30-19 (d)	3,928,042	1,270,238	0	0	394,555	0	1,650,350	0	0	612,899

Quarter 09-30-19 loan borrowings	582,000									$582,000

Quarter 09-30-19 debt conversion to equity	(187,615)									$(187,615)

Balance @09-30-19 (e)	4,322,427	1,270,238	0	0	394,555	0	1,650,350	0	0	1,007,284

Quarter 12-31-19 loan borrowings	2,989,378	$262,414					$596,784	$4,221		$2,125,959

Impairment of investment in 2019	(4,083,349)	$(1,532,652)			$(394,555)		$(2,156,142)

Loss on settlement of debt in 2019	50,093						$50,093

Adjustment to reclassify amount to accrued liabilities	(85,000)						$(85,000)

Balance @12-31-19 (f)	$3,193,548	$(0)	$0	$0	$0	$0	$56,085	$4,221	$0	$3,133,243

	12-31-19	09-30-19	06-30-19	03-31-19	12-31-18	12-31-17
This includes balances for:	Note (f)	Note (e)	Note (d)	Note (c)	Note (b)	Note (a)
- Debt obligation of JV	0	1,633,872	1,778,872	128,522	289,742	1,500,000
- Convertible NP, net of discount	3,193,548	2,688,555	2,149,170	1,536,271	1,132,668	394,555
- Longterm debt	0	0	0	0	0	172,856
Total Debt balance	3,193,548	4,322,427	3,928,042	1,664,793	1,422,410	2,067,411

Recent Government Decriminalization and Legalization of Hemp

On December 20, 2018, President Donald J. Trump signed into law the Agriculture Improvement Act of 2018, otherwise known as the “Farm Bill.” Prior to its passage, hemp, a member of the cannabis family, and hemp derived CBD, were classified as Schedule 1 controlled substances, and so illegal under the Controlled Substances Act, 21 U.S.C. § 811 (hereafter referred to as the “CSA”).

With the passage of the Farm Bill, hemp cultivation is now broadly permitted. The Farm Bill explicitly allows the transfer of hemp-derived products across state lines for commercial or other purposes. It also puts no restrictions on the sale, transport, or possession of hemp-derived products, so long as those items are produced in a manner consistent with the law.

Under Section 10113 of the Farm Bill, hemp cannot contain more than 0.3 percent THC, the chemical compound found in cannabis that produces the psychoactive “high” associated with cannabis. Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis—or marijuana—illegal under the CSA.

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

We currently operate two divisions within the regulated hemp industry: (i) the development, manufacturing, marketing and sale of our hempSMART™ consumer products that include non-psychoactive industrial hemp-based CBD as an ingredient; and, (ii) professional financial consulting and property management services.

On April 15, 2019, we entered into a joint venture with Natural Plant Extract of California, Inc., and subsidiaries, to operate a licensed psychoactive cannabis distribution service in California, who legalized THC psychoactive cannabis for medicinal and recreational use on January 1, 2018. As disclosed in greater detail below, on February 3, 2020, we terminated the joint venture. As of the date of this filing, we do not conduct any business in the psychoactive cannabis markets in those states that have legalized cannabis for medicinal or recreational use.

Sales and Marketing

We market and sell our services and products throughout the United States consistent with the Farm Bill, as well as in Canada and in the United Kingdom. We intend to expand our offerings as additional countries and jurisdictions who adopt state-regulated or government programs like the Farm Bill. We market and sell our hempSMART™ products directly through our web site, and through our affiliate marketing program, where qualified sales affiliates use a secure multi-level-marketing sales software program that facilitates order placement over the internet via a web site, and accounts for affiliate orders and sales; calculates referral benefits apportionable to specific sales associates and calculates and accounts for loyalty and rewards benefits for returning customers.

On March 21, 2019, our wholly owned subsidiary, hempSMART, Ltd., a corporation organized in the United Kingdom, officially launched the sales efforts for the Company’s industrial hemp CBD formulated hempSMART™ products in the United Kingdom. Our sales efforts in the UK will be accomplished through our affiliate marketing program.

Research and Development

Our research and development activity for the fiscal year ended December 31, 2019 was primarily focused on formulations of our various hempSMART™ products. Our research and development costs were $0. We may conduct additional research and development as the Company expands its hempSMART™ line of products.

Significant Customers

Sales of our hempSMART™ products, both directly by us and through our affiliate marketing sales program, have not resulted in reportable significant customers.

Intellectual Property

On February 12, 2019, the U. S. Patent Office issued patent number 10,201,553 for the Company’s hempSMART™ Brain product. On October 3, 2016, H Smart, Inc. filed a trademark application with the U.S. Patent and Trademark Office for the tradename hempSMART™, Application No. 87/531,833. The trademark has not yet been registered, and the application is pending.

Competition

Our competitors include sellers of hemp-based CBD products and professional services firms dedicated to the regulated hemp industry. We compete in markets where hemp has been legalized and regulated, which includes the United States, Canada and the United Kingdom. We expect that the quantity and composition of our competitive environment will continue to evolve as the industry matures. Additionally, increased competition is possible to the extent that new states and jurisdictions enter the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate hemp products, including the 2018 Farm Bill. We believe that by being well established in the industry, along with our experience, and our continued expansion of service and product offerings in new and existing locations, are factors that mitigate the risks associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our expected operations and results.

Employees

As of December 31, 2019, we had 4 full-time employees.

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

The Farm Bill was signed into law on December 20, 2018. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of USDA. A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will need to construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program. The details and scopes of each state’s plans are not fully known at this time and may contain varying regulations that may impact our business. Even if a state creates a plan in conjunction with its governor and chief law enforcement officer, the Secretary of the USDA must approve it. There can be no guarantee that any state plan will be approved. Review times may be extensive. There may be amendments and the ultimate plans, if approved by states and the USDA, may materially limit our business depending upon the scope of the regulations.

Laws and regulations affecting our industry to be developed under the Farm Bill are in development.

As a result of the Farm Bill’s recent passage, laws and regulations affecting the hemp industry will evolve which could detrimentally affect our operations. Local, state and federal hemp laws and regulations may be broad in scope and subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

Risk of government action.

While we will use our best efforts to comply with all laws and regulations, there is a possibility that governmental action to enforce any alleged violations may result in legal fees and damage awards that would adversely affect us.

We anticipate our operating expenses will increase, and we may never achieve profitability.

We launched our first hempSMART™ product, hempSMART Brain™, in November 2016. Since then, we have introduced a number of other consumer products, including hempSMART Pain™, hempSMART™ Full Spectrum Pet Drops™, and hempSMART™ Full Spectrum Drops™. As we continue to produce other hempSMART™ products and our joint ventures with Global Hemp Group, Inc. in Scio, Oregon and New Brunswick, Canada, we anticipate increases in our operating expenses, without realizing significant revenues from operations. Within the next 12 months, these increases in expenses will be attributed to the cost of (i) general and administrative, (ii) new research and development, (iii) advertising and website development, (iv) legal and accounting fees at various stages of operation, (v) joint venture activities, (vi) creating and maintaining distribution and supply chain channels. Our joint ventures with Global Hemp Group are related party transactions insofar as its director, Charles Larsen, is a beneficial owner of more than 10% of our common stock, and a former director of our Company.

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

The possible FDA Regulation of hemp and industrial hemp derived CBD, and the possible registration of facilities where hemp is grown and CBD products are produced, if implemented, could negatively affect the hemp industry generally, which could directly affect our financial condition.

The Farm Bill established that hemp containing less the .03% THC was no longer a Schedule 1 drug under the CSA. Previously, the U.S. Food and Drug Administration (“FDA”) did not approve hemp or CBD derived from hemp as a safe and effective drug for any indication. The FDA considered hemp and hemp-derived CBD as illegal Schedule 1 drugs. Further, the FDA has concluded that products containing hemp or CBD derived from hemp are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. However, as a result of the passage of the Farm Bill, at some indeterminate future time, the FDA may choose to change its position concerning products containing hemp, or CBD derived from hemp, and may choose to enact regulations that are applicable to such products, including, but not limited to: the growth, cultivation, harvesting and processing of hemp; regulations covering the physical facilities where hemp is grown and processed; and possible testing to determine efficacy and safety of hemp derived CBD. In this hypothetical event, our hemp-based hempSMART™ products containing CBD may be subject to regulation. In the hypothetical event that some or all of these regulations are imposed, we do not know what the impact would be on the hemp industry in general, and what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the conditions and possible costs of possible regulations and/or registration as may be prescribed by the FDA, we may be unable to continue to operate our business.

Laws governing our access to banking services remain uncertain and are in a state of flux.

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

We may be unable to fully capture the expected value from our Scio, Oregon joint venture with Global Hemp Group, Inc.

In connection with our entry into joint venture with Global Hemp Group, Inc. in Scio, Oregon, we face numerous risks and uncertainties, including effectively integrating our respective personnel, management controls and business relationships into an effective and cohesive operation. Further, we are subject to additional risks and uncertainties because we may be dependent upon, and subject to, liability losses or damages relating to system controls and personnel that are not under our control.

Our joint venture with Global Hemp Group, Inc. relies significantly upon the activities of Global Hemp Group, Inc. in Oregon. This joint venture is subject to conformity with Oregon and Canadian law. We will not be directly involved with the operation, and will rely upon Global Hemp Group's personnel, business acumen, experience and involvement to insure compliance with the parameters of the research project and its compliance with applicable law.

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

We are operating in a highly competitive market.

The markets for businesses in the hemp industry is competitive and evolving. In particular, we face strong competition from larger companies that may be in the process of offering similar products and services to ours. Many of our current and potential competitors have longer operating histories, significantly greater financial, marketing and other resources and larger client bases than we have (or may be expected to have).

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

We have applied for a trademark for our hempSMART™ brand name. Before passage of the Farm Bill, we were uncertain that we could obtain patent or trademark protection for our products Because hemp derived CBD was considered an illegal Schedule 1 drug under federal law at the time. With the passage of the Farm Bill, we may be able to overcome these uncertainties, since hemp containing less than ..03% THC is no longer a Schedule 1 drug under the CSA. However, we cannot guarantee more favorable treatment and the failure to obtain trademark protection may materially impact our brand establishment, sales and good will.

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

Our Business Can be Affected by Unusual Weather Patterns.

The production of some of our hempSMART™ products relies on the availability and use of live hemp plant material. Growing periods can be impacted by weather patterns and these unpredictable weather patterns may impact our ability to harvest hemp. In addition, severe weather, including drought and hail, can destroy a hemp crop, which could result in our having no hemp to harvest, process and sell. If our suppliers are unable to obtain sufficient hemp from which to process CBD, our ability to meet customer demand, generate sales, and maintain operations will be impacted.

Our hempSMART™ sales in the UK may be subject to unforeseeable events and regulation that may have a material impact on our efforts to sell our hempSMART™ products in the UK.

Currently, the UK regulates wellness products containing CBD through its Medicines and Healthcare products Regulatory Agency (“MHRA”). Pursuant to the MHRA, only wellness products containing less than 0.2% THC may be sold in the UK. Our latest laboratory results from testing the THC content of our hempSMART™ products containing CBD derived from industrial hemp show that our products approach 0% THC. While we are confident that our hempSMART™ products are compliant with regulations in both the UK, these regulations may change unforeseeably, and any such changes may have a material effect on our ability to market and sell our hempSMART™ products in the UK. Additionally, we rely on affiliates in the UK for the administration of our business there. We have not to date established an effective warehousing protocol to efficiently store and deliver products there. The failure of our UK affiliates to efficiently handle the storage and distribution of our products could create a material deficiency in conducting our business there.

COVID-19 may impact our business.

On January 30, 2020, the World Health Organization declared the COVID-19 outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19, and actions taken to mitigate it, have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which we operate. While it is unknown how long these conditions will last and what the complete financial effect will be to the Company, COVID-19 has had an adverse effect on our business. While we are taking diligent steps to mitigate disruptions to our business, we are unable to predict the extent or nature of these impacts, at this time, to our future financial condition and results of operations.

If these risks limit or prevent us from selling or manufacturing our hempSMART™ products in any significant market, prevent us from acquiring products from suppliers, or significantly increase the cost of our hempSMART™ products, our operations could be seriously disrupted until alternative suppliers are found or alternative markets are developed, which could negatively impact our business.

As previously reported on Form 8-K filed on March 30, 2020, the Company was unable to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 by the original deadline of March 30, 2020, due to circumstances related to COVID-19 pandemic, specifically: (i) the Southern California area, including the location of the Company’s corporate headquarters, was at one of the epicenters of the coronavirus outbreaks in the United States and the Governor of California had ordered all residents to stay at home excepting only essential travel; and (ii) historically, the Company has relied on vendors in China to manufacture certain of its principal products. The outbreak of COVID-19 caused different levels of delay in operations of the Company, vendors, customers and professional service providers. As a result, the Company’s books and records were not easily accessible from our Chinese manufacturer of our products, resulting in a delay in the preparation, audit and completion of the Company’s financial statements for the Annual Report.

Risks Related to Our Common Stock

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. We are authorized to issue 5,000,000,000 shares of common stock, $0.001 par value per share. As of May 14, 2020, there were 241,484,980 shares of our common stock issued and outstanding. Our financing activities in the past focused on convertible note financing that requires us to issue shares of common stock to satisfy principal, interest and any applicable penalties related to these convertible notes. When required under the terms and conditions of the convertible notes, we issue additional shares of common stock that have a dilutive effect on our stockholders. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock and so any investment in our company will be diluted, with a resulting decline in the value of our common stock.

Our variably priced convertible notes will result in dilution.

We have entered into various financing instruments containing terms making interest and principal convertible into our common stock at variable prices. As is referenced elsewhere in this filing, some of those financiers are St. George Investments, LLC, John Fife, GS Capital, Paladin Advisors, LLC, Odyssey Capital Fund, Power Up Lending and Crown Bridge Partners. As a result, we will be required to issue additional shares of our common stock which will cause material dilution. As a result, such issuances will materially reduce the value of existing investors' shares and their proportional ownership of our company.

Trading in our common stock on the OTCQB Exchange has been subject to wide fluctuations.

Our common stock is currently quoted for public trading on the OTCQB Market Tier. Our common stock was previously traded on the OTC Markets Pink Tier. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control, including our issuance of additional common shares at variable prices to our convertible note holders. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

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

We maintain a lease for our principal office located at 1340 West Valley Parkway #205, Escondido, CA 92029. On July 1, 2019, we entered into an extension of our office lease until June 30, 2021. Pursuant to the terms of the extension, our monthly rent is $1,308.88 until June 30, 2020. From July 1, 2020 until June 30, 2021, our rent is $1,348.14 per month.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. MARKET INFORMATION AND HOLDERS

Our common stock trades on OTC Markets OTCQB Market Tier under the ticker symbol “MCOA”. As of December 31, 2019, there were 384 holders of record of our common stock. As of May 14, 2020, there were 383 holders of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock for fiscal years ended December 31, 2019 and 2018:

2019	High	Low
Quarter Ended December 31	$0.3720	$0.0664
Quarter Ended September 30	$0.6390	$0.0129
Quarter Ended June 30	$0.9180	$0.6180
Quarter Ended March 31	$1.2230	$0.6600

2018	High	Low
Quarter Ended December 31	$2.106	$0.690
Quarter Ended September 30	$2.550	$1.566
Quarter Ended June 30	$2.922	$1.554
Quarter Ended March 31	$3.876	$1.452

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

UNREGISTERED SALES OF EQUITY SECURITIES

The following information represents securities sold by the Company as of December 31, 2019 which were not registered under the Securities Act, and were not previously reported in a Quarterly Report on Form 10-Q, or in a Current Report on Form 8-K (17 CFR 249.308). Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

On January 7, 2019, the Company issued 66,666 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 9, 2019, the Company issued 83,333 common shares to Caren Glasser for services. The issuance to Ms. Glasser was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Glasser was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Glasser full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Glasser acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 17, 2019, the Company issued 83,333 common shares to Arielle Tolchin. The issuance to Ms. Tolchin was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Tolchin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Tolchin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Tolchin acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 17, 2019, the Company issued 16,666 common shares to Denise Wingate. The issuance to Ms. Wingate was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Wingate was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Wingate full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Wingate acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 22, 2019, the Company issued 83,333 common shares to Joel Tolchin. The issuance to Mr. Tolchin was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Tolchin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Tolchin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Tolchin acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 22, 2019, the Company issued 83,333 common shares to Oran Fine. The issuance to Mr. Fine was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Fine was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Fine full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Fine acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 22, 2019, the Company issued 250,000 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 31, 2019, the Company issued 88,888 common shares to Paladin Advisors, LLC (“Paladin”). The issuance to Paladin was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Paladin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Paladin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Paladin acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 12, 2019, the Company issued 16,666 common shares to Robert Coale. The issuance to Mr. Coale was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Coale was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Coale full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Coale acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 12, 2019, the Company issued 8,333 common shares to Paula Vetter. The issuance to Ms. Vetter was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Vetter was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Vetter full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Vetter acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 15, 2019, the Company issued 83,333 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 20, 2019, the Company issued 9,004 common shares to Chaleur Breezes Beef, Ltd. (“Chaleur”). The issuance to Chaleur was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Chaleur was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Chaleur full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Chaleur acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 26, 2019, the Company issued 73,333 shares to Matthew Calkins. The issuance to Mr. Calkins was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Calkins was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Calkins full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Calkins acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 26, 2019, the Company issued 22,000 shares to Paul Mulkey, Jr. and Kim M. Mulkey (“Mulkeys”). The issuance to the Mulkeys was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. The Mulkeys were “accredited investors” and/or “sophisticated investors” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to the Mulkeys full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. The Mulkeys acquired the restricted common stock for their own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 26, 2019, the Company issued 22,000 shares to DBF Displays LLC (“DBF”). The issuance to the DBF was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. The DBF was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to DBF full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. DBF acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 26, 2019, the Company issued 22,000 shares to Leo Mulkey and Molly M. Mulkey (“Mulkeys”). The issuance to the Mulkeys was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. The Mulkeys were “accredited investors” and/or “sophisticated investors” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to the Mulkeys full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. The Mulkeys acquired the restricted common stock for their own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 28, 2019, the Company issued 8,333 common shares to Ian Harvey for services. The issuance to Mr. Harvey was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Harvey was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Harvey full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Harvey acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 11, 2019, the Company issued 83,333 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 13, 2019, the Company issued 266,666 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 21, 2019, the Company issued 394,460 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 21, 2019, the Company issued 252,525 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 29, 2019, the Company issued 8,333 common shares to Casey Eberhart for services. The issuance to Mr. Eberhart was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Eberhart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Eberhart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Eberhart acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 5, 2019, the Company issued 33,333 common shares to Kaelan Dunbar (“Dunbar”). The issuance to Dunbar was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Dunbar was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Dunbar full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Dunbar acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 22, 2019, the Company issued 116,666 common shares to David Cook. The issuance to Mr. Cook was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Cook was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Cook full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Cook acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 23, 2019, the Company issued 83,333 shares of common stock to Edward Manolos. The issuance to Mr. Manolos was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Manolos was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Manolos full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Manolos acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 26, 2019, the Company issued 496,460 common shares to Donald Steinberg. The issuance to Mr. Steinberg was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Steinberg was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Steinberg full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Steinberg acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 26, 2019, the Company issued 436,666 common shares to Charles Larsen. The issuance to Mr. Larsen was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Larsen was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Larsen full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Larsen acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 26, 2019, the Company issued 287,729 common shares to Robert L. Hymers, III. The issuance to Mr. Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 29, 2019, the Company issued 252,525 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 13, 2019, the Company issued 252,525 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 23, 2019, the Company issued 16,666 common shares to Daniel Witzel. The issuance to Mr. Witzel was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Witzel was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Witzel full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Witzel acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 29, 2019, the Company issued 16,666 common shares to Joel Tolchin. The issuance to Mr. Tolchin was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Tolchin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Tolchin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Tolchin acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 4, 2019, the Company issued 8,333 common shares to Ian Harvey. The issuance to Mr. Harvey was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Harvey was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Harvey full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Harvey acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 13, 2019, the Company issued 265,152 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 19, 2019, the Company issued 16,666 to Jacqueline Montalvo. The issuance to Ms. Montalvo was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Montalvo was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Montalvo full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Montalvo acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 20, 2019, the Company issued 8,333 common shares to Casey Eberhart. The issuance to Mr. Eberhart was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Eberhart was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Eberhart full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Eberhart acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 27, 2019, the Company issued 133,333 shares of common stock to Paladin Advisors, LLC (“Paladin”). The issuance to Paladin was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Paladin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Paladin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Paladin acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 27, 2019, the Company issued 177,053 shares of common stock to IRTH Communications, LLC (“IRTH”). The issuance to IRTH was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. IRTH was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to IRTH full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. IRTH acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 3, 2019, the Company issued 1,173,709 common shares to Natural Plant Extract of California (“NPE”). The issuance to NPE was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. NPE was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to NPE full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. NPE acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 10, 2019, the Company issued 421,502 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 30, 2019, the Company issued 475,919 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 2, 2019, the Company issued 8,333 common shares to Paula Vetter. The issuance to Ms. Vetter was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Vetter was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Vetter full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Vetter acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 5, 2019, the Company issued 541,125 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On September 6, 2019, the Company issued 2,082,398 unrestricted common shares to DTTO Capital, BV. The issuance was made pursuant to the court order in case number 01675: DTTO Funding vs. Marijuana Company of America, Inc., filed in the United States District Court for the Northern District of Texas. The issuance was ordered by the court pursuant to paragraphs 9 and 10 of the stipulation to settle the case, whereby the Company was obligated to issue to DTTO additional shares of common stock in the event that “one year following the issuance date, the value of the shares has decreased from the value on the issuance date, as determined by the price of Defendant’s stock as listed on the over-the-counter market. The 2,082,398 shares issued were made pursuant to the 3(a)(10) exemption from the registration requirements of Section 5 of the SEC Act.

On September 6, 2019, the Company issued 8,333 common shares to Ian Harvey. The issuance to Mr. Harvey was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Harvey was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Harvey full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Harvey acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On September 10, 2019, the Company issued 2,082,398 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On September 19, 2019, the Company issued 83,892 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On September 19, 2019, the Company issued 22,692 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On September 20, 2019, the Company issued 1,353,143 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 1, 2019, the Company issue 5,128,205 common shares to Donald Steinberg. The issuance to Mr. Steinberg was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Steinberg was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Steinberg full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Steinberg acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 1, 2019, the Company issued 1,538,461 common shares to Green Capital Advisors LLC (“Green Capital”), an entity controlled by Donald Steinberg, our former director and Chief Executive Officer. The issuance to Green Capital was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Green Capital was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Green Capital full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Green Capital acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 1, 2019, the Company issued 1,666,666 common shares to Jesus Quintero. The issuance to Mr. Quintero was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Quintero was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Quintero full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Quintero acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 1, 2019, the Company issued 1,666,666 common shares to Robert Coale. The issuance to Mr. Coale was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Coale was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Coale full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Coale acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 1, 2019, the Company issued 1,666,666 common shares to Caren Glaser. The issuance to Ms. Glaser was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Ms. Glaser was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning her qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Ms. Glaser full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Ms. Glaser acquired the restricted common stock for her own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 1, 2019, the Company issued 166,666 common shares to Trevor Muehlfelder. The issuance to Mr. Muehlfelder was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Muehlfelder was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Muehlfelder full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Muehlfelder acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 1, 2019, the Company issued 1,666,666 common shares to Edward Manolos. The issuance to Mr. Manolos was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Manolos was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Manolos full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Manolos acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 1, 2019, the Company issued 3,666,666 common shares to Robert L. Hymers, III. The issuance to Mr. Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Hymers was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 1, 2019, the Company issued 83,333 common shares to Tad Mailander. The issuance to Mr. Mailander was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Mailander was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Mailander full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Mailander acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 18, 2019, the Company issued 1,444,148 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 21, 2019, the Company issued 1,516,355 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 23, 2019, the Company issued 900,000 common shares to Pinnacle Consulting Services (“Pinnacle”). The issuance to Pinnacle was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Pinnacle was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Pinnacle full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Pinnacle acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 24, 2019, the Company issued 850,000 common shares to Justin Costello. The issuance to Mr. Costello was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Mr. Costello was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning his qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Costello full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Mr. Costello acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On October 31, 2019, the Company issued 1,000,000 common shares to Paladin Advisors, LLC (“Paladin”). The issuance to Paladin was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Paladin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Paladin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Paladin acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On November 19, 2019, the Company issued 1,153,175 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On November 20, 2019, the Company issued 3,371,746 common shares to Natural Plant Extracts of California (“NPE”). The issuance to NPE was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. NPE was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to NPE full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. NPE acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On December 16, 2019, the Company issued 1,815,170 common shares to Crown Bridge Partners (“Crown”). The issuance to Crown was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Crown was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Crown full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Crown acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 2, 2020 the Company issued 510,204 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 2, 2020, the Company issued 133,334 common shares to Paladin Advisors, LLC (“Paladin”). The issuance to Paladin was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Paladin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Paladin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Paladin acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 6, 2020, the Company issued 765,306 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 8, 2020, the Company issued 542,005 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 8, 2020, the Company issued 1,388,013 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 17, 2020, the Company issued 3,666,666 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 17, 2020, the Company issued 1,003,344 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 21, 2020, the Company issued 857,860 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 21, 2020, the Company issued 3,034,306 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On January 24, 2020, the Company issued 3,032,371 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 7, 2020, the Company issued 420,000 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 24, 2020, the Company issued 896,861 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 25, 2020, the Company issued 909,091 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On February 26, 2020, the Company issued 1,436,813 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 10, 2020, the Company issued 3,667,889 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 17, 2020, the Company issued 1,492,537 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 18, 2020, the Company issued 1,492,537 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 19, 2020, the Company issued 2,132,653 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 19, 2020, the Company issued 3,955,323 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 24, 2020, the Company issued 8,211,144 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On March 25, 2020, the Company issued 4,318,187 common shares to Paladin Advisors, LLC (“Paladin”). The issuance to Paladin was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Paladin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Paladin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Paladin acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 14, 2020, the Company issued 1,900,000 common shares to Crown Bridge Partners (“Crown”). The issuance to Crown was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Crown was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Crown full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Crown acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 20, 2020, the Company issued 2,000,000 common shares to Crown Bridge Partners (“Crown”). The issuance to Crown was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Crown was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Crown full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Crown acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 22, 2020, the Company issued 2,100,000 common shares to Crown Bridge Partners (“Crown”). The issuance to Crown was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Crown was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Crown full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Crown acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 23, 2020, the Company issued 8,108,507 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 24, 2020, the Company issued 2,200,000 common shares to Crown Bridge Partners (“Crown”). The issuance to Crown was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Crown was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Crown full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Crown acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 24, 2020, the Company issued 9,511,000 common shares to Paladin Advisors, LLC (“Paladin”). The issuance to Paladin was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Paladin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Paladin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Paladin acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 27, 2020, the Company issued 2,400,000 common shares to Crown Bridge Partners (“Crown”). The issuance to Crown was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Crown was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Crown full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Crown acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 28, 2020, the Company issued 9,511,000 common shares to Paladin Advisors, LLC (“Paladin”). The issuance to Paladin was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Paladin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Paladin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Paladin acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 29, 2020, the Company issued 3,000,000 common shares to Crown Bridge Partners (“Crown”). The issuance to Crown was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Crown was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Crown full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Crown acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On April 29, 2020, the Company issued 8,798,170 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 6, 2020, the Company issued 7,000,000 common shares to Crown Bridge Partners (“Crown”). The issuance to Crown was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Crown was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Crown full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Crown acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 7, 2020, the Company issued 5,553,850 common shares to Odyssey Capital Fund (“Odyssey”). The issuance to Odyssey was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Odyssey was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Odyssey full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Odyssey acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 7, 2020, the Company issued 5,009,885 common shares to Paladin Advisors, LLC (“Paladin”). The issuance to Paladin was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Paladin was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Paladin full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Paladin acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 8, 2020, the Company issued 8,744,867 common shares to Odyssey Capital Fund (“Odyssey”). The issuance to Odyssey was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Odyssey was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Odyssey full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Odyssey acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

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

We are a publicly listed company quoted on OTC Markets OTCQB Market Tier under the symbol “MCOA”. We are a Smaller Reporting Company based in Escondido, California. Our business includes the research and development of (1) varieties of various species of hemp; (2) beneficial uses of hemp and hemp derivatives; (3) indoor and outdoor cultivation methods for hemp; (4) technology used for cultivation and harvesting of different species of hemp, including but not limited to lighting, venting, irrigation, hydroponics, nutrients and soil; (5) different industrial hemp derived cannabinoids (“CBD”) and the possible health benefits thereof; and, (6) new and improved methods of hemp cannabinoid extraction omitting or eliminating the delta-9 tetrahydrocannabinol “THC” molecule.

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

We also provide financial accounting, bookkeeping, services, real property management, and reporting protocols in order to allow licensed cannabis and/or hemp operators, in those states where cannabis has been legalized for medicinal and/or recreational use, to report collect, verify and state effective financial records and disclosure. We provide a comprehensive accounting strategy based on best accounting practices. As of the date of this filing, we have not offered any financial accounting, bookkeeping or real property management consulting services that have generated reportable revenues as of 2018 and 2019.

Additionally, our business includes making selected investments and entered into joint ventures in start-up businesses in the legalized cannabis and hemp industries.

Readers are directed to review our detailed disclosures in Item 1, Business; Principal Products and their Markets; Joint Ventures and Investments above. A summary of our investment and joint venture activity follows:

Joint Ventures

Bougainville Ventures, Inc. Our joint venture with Bougainville Ventures, Inc. is currently in litigation (See Legal Proceedings, Item 3). We recorded an annual impairment in 2017 of $792,500, reflecting the Company’s percentage of ownership of the net book value of the investment. During 2018, the Company recorded equity losses of $37,673 and $11,043 for the first and second quarters respectively, and recorded an annual impairment of $285,986 for the year ended December 31, 2018, at which time we determined the investment to be fully impaired due to Bougainville’s breach of contract and resulting litigation.

GateC Research, Inc. Our joint venture agreement with GateC Research, Inc. was rescinded by mutual agreement of the parties on March 19, 2018. We incurred no termination penalties as the result of its entry into the Recession and mutual release agreement. In 2017, we recorded a debt obligation of $1,500,000 to the Joint Venture and a corresponding impairment charge of $1,500,000 during for year ended December 31, 2017. Upon termination of the material definitive agreement on March 19, 2018, we realized a gain on settlement of debt obligation of $1,500,000 during the six months ended June 30, 2018. As of December 31, 2018, we determined our joint venture with GateC to be fully impaired as having no intrinsic value due to our decision on March 19, 2018 to rescind the agreement. Our decision to fully impair our venture with GateC had an impact on our reported operations in fiscal year ended December 31, 2018, but had no impact on our reported operations for the fiscal year ended December 31, 2019.

Global Hemp Group New Brunswick Joint Venture. On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group Inc., a Canadian corporation, in a multi-phase industrial hemp research and development project on the Acadian peninsula of New Brunswick, Canada. Our participation included providing one-half, or $10,775 of the funding for the phase one work. On January 10, 2018, phase-one was completed by successfully cultivating industrial hemp during the 2017 growing season for research purposes. We incurred costs of $10,775 and $0 for the years ended December 31, 2017 and 2018, recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods. As of December 31, 2019, the balance of the New Brunswick joint venture reported on the balance sheet was $0.00 and as of September 30, 2019, we determined that the joint venture was fully impaired and had no intrinsic value due to the research projects failure to finalize the research studies and render any tangible revenue generating benefits to us.

Global Hemp Group Scio Oregon Joint Venture. On May 8, 2018, we entered into a joint venture with Global Hemp Group, Inc., develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture agreement commits the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company has complied with its payments. The 2018 crop of hemp grown on the joint venture’s real property consisted of 33 acres of high yielding CBD hemp grown in an orchard style cultivation on the property. The 2018 harvest consisted of approximately 37,000 high yielding CBD hemp plants producing 24 tons of biomass that produced 48,000 pounds of dried biomass. The joint venture partners prepared processing samples ranging in size from 100 lbs to 2,000 lbs. for sample offers to extraction companies. The biomass is being processed into CBD crude oil with the option to refine it further into isolate, or full spectrum oil, in order to increase its value on the market. Our joint venture with Global Hemp Group regarding the Scio Oregon project is a related party transaction insofar as its President and CEO, Charles Larsen, is a former director of the Company.

Investments

MoneyTrac Technologies, Inc. On March 13, 2017, we entered into a stock purchase agreement with MoneyTrac on to purchase a 15% equity position in MoneyTrac. On July 27, 2017 we completed tender of the purchase price of $250,000. On June 12th, 2018 Global Payout, Inc. (“Global”) entered into a Reverse Triangular Merger (the “Merger”) with MoneyTrac Technology, Inc. (“MoneyTrac”) a California Corporation and MTrac Tech Corporation (“Merger Sub”) a Nevada corporation and wholly-owned subsidiary of Global Payout, Inc. whereby MoneyTrac was successfully merged into Merger Sub, the surviving corporation of the merger, and thereafter the separate existence of MoneyTrac ceased, and all rights, of MoneyTrac, were assumed by Merger Sub. Pursuant to the terms of the Merger, Global issued 1,100,000,000 (one billion, one hundred million) shares of its common stock to MoneyTrac as consideration for the purchase of MoneyTrac. Pursuant to the terms of the Merger, a conversion of issued MoneyTrac stock was completed whereby each one (1) share of MoneyTrac stock, issued and outstanding immediately prior to the effective date of the Merger, was canceled and extinguished and converted automatically into ten (10) shares of Global common stock. As of the effective date of the Merger, all shares of Global Preferred Stock issued prior to the effective date of the Merger were canceled and extinguished without any conversion thereof. We acquired 150,000,000 Global common shares for our original $250,000 representing approximately 15% ownership. Global’s name changed in April, 2020 to Global Trac Solutions, Inc. Global’s common stock is traded on the OTC Markets under the symbol “PYSC.” To date, we realized $51,748.17 from sales of our Global securities.

Conveniant Hemp Mart, LLC. On July 19, 2017, we loaned fifty thousand dollars ($50,000) to Conveniant based on a promissory note. Conveniant’s business involved developing CBD products for sale in gas stations and convenience stores. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Conveniant, subject to our payment of an additional fifty thousand dollars [$50,000] equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and made payment to Conveniant on November 21, 2017. On May 1, 2019, the Company and Conveniant agreed to cancel the Company’s 25% interest in Conveniant. Conveniant issued to the Company a credit memo equal to the Company’s $100,000 investment, The Company determined that as of September 30, 2019, approximately $41,000 of this credit was impaired.

Results of Operations

Year ended December 31, 2019 compared to year ended December 31, 2018

The following table presents our operating results for the year ended December 31, 2019 compared to December 31, 2018:

MARIJUANA COMPANY OF AMERICA, INC
CONSOLIDATED STATEMENTS OF OPERATIONS AUDITED

	Year Ended December 31,
	2019	2018
REVENUES:
Sales	$673,919	$240,452
Related party Sales	21,157	11,683
Total Revenues	695,075	252,135

Cost of sales	248,556	81,250

Gross Profit	446,520	170,885

OPERATING EXPENSES:
Selling, general and administrative expenses	6,910,039	3,980,493
Depreciation	7,299	5,341
Total operating expenses	6,917,338	3,985,834

Net loss from operations	(6,470,818)	(3,814,949)

OTHER INCOME (EXPENSES):
Interest expense, net	(4,682,247)	(6,828,939)
Legal Settlement Expense	(1,497,674)	(1,682,870)
Impairment of Joint Ventures	(478,400)	(933,195)
Loss on equity investments	(13,842)	(90,859)
(Loss) gain on change in fair value of derivative liabilities	(2,123,570)	1,443,249
(Loss) on debt modification	—	(1,343,161)
Loss on Disposition of Investment	(389,664)	—
Cancellation of debt	—	1,500,000
Unrealized (Loss) Gain on trading securities	(677,584)	560,000
Loss on Sales of Trading Securities	(75,545)	—
(Loss) Gain on settlement of debt	(3,770,974)	94,933
Total other income (expense)	(13,709,500)	(7,280,842)

Net loss before income taxes	(20,180,318)	(11,095,791)

Income taxes (benefit)	—	—

NET LOSS	$(20,180,318)	$(11,095,791)

Loss per common share, basic and diluted	$(0.41)	$(0.017)

Weighted average number of common shares outstanding, basic and diluted	48,669,683	37,924,703

See the accompanying notes to these audited consolidated financial statements

The following is a tabular breakdown of expenses related to Selling, General and Administrative Expenses:

MARIJUANA COMPANY OF AMERICA, INC.
2019 vs. 2018 VARIANCE ANALYSIS OF G&A EXPENSES	2019	2018	Variance
Consulting Fees	$1,793,260	$368,185	$1,425,075
Stock based Compensation	1,417,850	1,052,425	365,425
Marketing /Media	698,247	584,008	114,239
Board of Director Fees	627,166	34,500	592,666
Admin Compensation	405,533	216,595	188,938
Officer's Compensation	380,371	698,675	(318,304)
UK Contract Compensation	320,829	65,259	255,570
Legal expense	207,453	226,205	(18,752)
Website Development Costs	141,275	120,374	20,901
Bank Service Charges	122,815	25,971	96,844
Investor Relation	121,490	220,205	(98,715)
Web Sales Commission	117,081	28,278	88,803
Accounting	94,318	23,077	71,241
Audit Fee	55,032	38,384	16,648
Marketing compensation	40,754	11,600	29,154
Rent expense	31,284	21,986	9,298
SEC Filing fees	29,182	14,630	14,552
Fees/Licensing	27,427	2,003	25,424
Special Events	22,876	14,177	8,699
Software	13,307	12,294	1,013
Office Supplies	12,898	13,433	(535)
Wholesale Commissions	12,512	11,558	954
Independent contractor	4,500	104,223	(99,723)
Advertising and Promotion	209	70,970	(70,761)
All other expenses, net	212,010	1,478	210,532
Total G&A Expenses	$6,910,039	$3,980,493	$2,929,546

Our administrative compensation costs increased from $216,595 in 2018 to $405,533 in 2019 respectively, this $188,938 increase was due to our hiring additional employees in marketing, logistics, operations and accounting. Marketing/Media costs increased $114,239 from $584,008 in 2018 to $698,247 in 2019, respectively. These increases were due to our new sales marketing expansion in the UK. We had a $365,425 increase in our costs associated with stock based compensation from $1,052,425 in 2018 to $1,417,850 in 2019, respectively. This increase was the result bonuses issued to executives and consultants in July, 2019. We had an increase in Board of Directors fees of $592,666 from $34,500 in 2018 to $627,166 in 2019, respectively. These increases were due to the appointment of a new president and chief executive officer and the appointment of an independent director.

Our costs for investor relations decreased from $220,205 in 2018 to $121,490 in 2019. This was due to decreased costs related to our termination of various investor relations contracts. We also had a material reductions in our officer’s compensation , from $698,675 in 2018 to $380,371 in 2019. This decreases was due to an officer resigning and the departure of an accounting consultant. Our costs related to engagement of independent contractors was reduced by $99,723 from $104,223 in 2018 to $4,500 in 2019, respectively. This decrease was due to our cancellation of independent contractor engagements in 2019.

Overall, our general and administrative costs from 2018 to 2019 increased by $2,929,546 from $6,910,039 in 2018 to $6,970,136 in 2019, respectively.

The Following Is a Tabular Breakdown of Our 2019 Stock Based Bonus Compensation for Officers and Directors, as compared to 2018.

Officer and Director	2019	2018
Donald Steinberg	$1,367,204	$360,000
Charles Larsen	$40,000	$240,000
Robert Coale	$266,333	$0
Edward Manolos	$356,833	$0
Jesus Quintero	$311,333	$8,675

The 2019 stock compensation bonuses were issued by the Board of Directors pursuant to our Equity Incentive Plan and executive contracts with our directors and officers. Pursuant to our Equity Incentive Plan, the Company has discretion to make stock awards to its affiliates for past services, in lieu of bonuses or other cash compensation, for directors’ compensation or for any other valid purpose. At December 31, 2019, we reviewed the performance of our affiliates, and in making the 2019 awards, determined the awards justified because our affiliates accomplished the following:

1.	Worked successfully to complete a PCAOB audit of our books and records in advance of, and as a prerequisite to, our filing of Form 10k with the Commission;

2.	Successfully negotiated the settlement of the investment terms, which were in breach with NPE;

3.	Successfully negotiated for our acquisition of cash and other assets in the amount of $240,085;

4.	Upon Donald Steinberg’s resignation, the management of the Company successfully negotiated the settlement of $330,797.73 in accrued compensation owed to him by agreeing to issue 6,615,954 in restricted shares. This helped preserve critical capital for the company’s operations.

5.	Expanded hempSMART sales internationally by initial marketing to several new countries in Europe in 2019 and organizing the signing up of affiliates in several foreign countries.

6.	Successfully transitioned our Company from a development stage company to a revenue producing company;

7.	Successfully developed, managed and supervised the sales deployment of our hempSMART™ products, as well as the development and R&D of new products,

8.	Continued to maintain the company’s multi-level marketing backend system to support the distribution and marketing of the hempSMART™ brand;

9.	Completed a stand-alone audit of the hempSMART financial statements on a deconsolidated basis in order to value the company, identify areas for achieving greater operational efficiency and for future possible transactions.

10.	The new management of MCOA engaged in December 2019, completely revamped the company’s sales model and reduced monthly overhead by over 50% in less than two months after taking over. The company believes this will help the company get closer to achieving operational profitability in FYE 2020 and beyond.
11.	The increase in stock compensation and bonuses to executives is also due to a new CEO and new board members being hired in 2019. Bonuses were used to attract a new qualified and experienced management team.

Our Equity Plan issuances to affiliates as of December 31, 2019 increased by 1,586,954. This was due to the Company emerging from being a development stage company to a revenue producing company and was operational and paying compensation. The balance was in stock based compensation in 2019, as compared to 2018, was primarily for shares issued for consulting services as follows:

The balance of our stock based compensation in 2019, as compared to 2018 was for consulting services as follows:

	2019 Stock-Based	2018 Stock-Based
Consultant	Compensation	Compensation	Variance	Nature of Consultant Services Provided
PYP Enterprises	$0	$30,000	($30,000)	Compensation for Marketing Services during 2018
Robert L. Hymers III	568,333	422,000	$146,333	Bonus as part of Equity Incentive Plan during 2018 and 2019 for services in restructuring company and launching a new JV
David Cook	0	175,000	(175,000)	Consulting services - Product development during 2018
Ronald Ryan	0	175,000	(175,000)	Consulting services - manager of BV JV during 2018
Caren Glasser	343,833	60,900	282,933	Compensation as consultant and COO hempSMART and VivaBuds - Marketing services during 2019 and 2018
Casey Eberhart	7,550	64,895	(57,345)	Consulting Services - Affiliate Marketing specialist during 2019 (partial year) and 2018
Paula Vetter	7,300	9,905	(2,605)	Consulting Services - Medical Advisory Specialist for hempSMART during 2019 and 2018
Lauren Regier	0	10,000	(10,000)	Consulting Services - Web and graphic design during 2018
John Justin-Davis	0	19,950	(19,950)	Consulting Services - Medical Advisory Board Member during 2018
Jesus Quintero	0	8,675	(8,675)	Officer Payment - CFO (Contractor) during 2018
Ian Harvey	0	500	(500)	Consulting - Marketing services during 2018
Vanessa Hunter	0	1,000	(1,000)	Consulting Services during 2018
Sam Rosenberg	0	72,600	(72,600)	Consulting Services - inventory manager during 2018
Trevor Muehlfelder	$25,833	$2,000	$23,833	Consulting Services during 2018

The objective outcomes resulting from the consulting services are summarized as follows:

The adoption and implementation of our business plans from 2018 through 2019 required limited consulting services allowing us to leverage our existing expertise to develop and implement our multi-level marketing and sales business plan. This involved our continued selection and deployment of appropriate multi-level marketing ecommerce and marketing technology solutions, developing strategies to market our multi-level marketing sales and vetting and working with solutions providers in the programming, designing and administration of multi-level marketing sales platforms.

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

Revenues

Total revenues for the year end December 31, 2019 and December 31, 2018, were $695,076 and $252,135, respectively, an increase of $442,941. This increase is attributable to the developing market for sales of our hempSMART products and the addition of several new products. The increase in our total revenues of hempSMART products was due to the volume of sales, and not as the result of price increases, and reflect sales based on our efforts at implementing our affiliate marketing sales program and direct sales through our website.

During 2019 the Company releases one new industrial hemp based hempSMART product, hempSMART Body, a cream formulated with organically industrial hemp combining premium CBD oil with unique blend of synergistic herbs and botanicals. Company also offered online subscription for memberships and other marketing tools for our associates.

The following table identifies our new product offerings in 2019, and the revenues produces from sales of our products in 2019 and 2018 respectively:

	2019	2018
Pain Cream	$126,099	$111,291
Pain Capsules	$53,969	$18,469
Face Moisturizers	$36,979	$56,129
Drops	$341,555	$25,238
Pet Drops	$57,789	$32,770
Brain Capsules	$68,182	$8,238
Body	$10,503	$—	New Product for 2019
Total	$695,076	$252,135

Our joint ventures in Bougainville Ventures, Inc., GateC Technologies, Inc. and Global Hemp Group, Inc. – New Brurnswick, did not generate any revenues for the period ending December 31, 2019. We deemed our joint venture in Bougainville Ventures, Inc. fully impaired as of December 31, 2018, due to Bougainville’s breach of contract and related tort theories (See Item 3, Legal Proceedings). We deemed our joint venture with GateC Technologies, Inc. to be fully impaired as of March 19, 2018, when we entered into an agreement rescinding the transaction. We deemed our joint venture with Global Hemp Group, Inc. – New Brunswick to be fully impaired as of September 30, 2019. The decision to impair these joint ventures did not have a material impact on our reported operations for the fiscal year ended December 31, 2019.

Our joint venture with Global Hemp Group, Inc. – Scio, Oregon is a related party transaction insofar as Global Hemp Group’s director, Charles Larsen, is our former director and current stockholder of the Company.

Related Party Sales

Related party sales contributed $21,157 and $11,683 to our revenue for 2019 and 2018 respectively. Related party sales are comprised of sales of our hempSMART products to our directors, officers and sales team members. No related party sales were for services. All sales were made at listed retail prices and were for cash consideration.

Costs of Sales

Costs of sales primarily consist of inventory cost and overhead, manufacturing, packaging, warehousing, shipping and direct labor costs directly attributable to our hempSMART products. For the year ended December 31, 2019 and December 31, 2018, our total costs of sales were $248,556 and $81,250, respectively. The increase was primarily due to increased operating expenses related to overhead, sales, travel and related to the initiation and development of the increased sales activity for our hempSMART products.

Gross Profit

For the year ended December 31, 2019 and December 31, 2018, gross profit was $446,520 and $170,885, respectively. This increase was primarily due to the growth in our hempSMART product sales, as our sales developed through direct sales efforts and through the implementation and development of our affiliate sales program. As a percentage of total revenues, gross profit was 64.2% and 67.8% for the year ended December 31, 2019 and December 31, 2018, respectively.

Our joint ventures in Bougainville Ventures, Inc., GateC Technologies, Inc. and Global Hemp Group, Inc. – New Brunswick, did not generate any gross profits for the period ending December 31, 2019. We deemed our joint venture in Bougainville Ventures, Inc. fully impaired as of December 31, 2018, due to Bougainville’s breach of contract and related tort theories (See Item 3, Legal Proceedings). We deemed our joint venture with GateC Technologies, Inc. to be fully impaired as of March 19, 2018, when we entered into an agreement rescinding the transaction. We deemed our joint venture with Global Hemp Group, Inc. – New Brunswick to be fully impaired as of September 30, 2019. The decision to impair these joint ventures did not have a material impact on our reported operations, revenues or gross profits for the fiscal year ended December 31, 2019.

Operating Losses

For the year ended December 31, 2019 and 2018, operating expenses were $6,917,338 or 995.2% of total revenues, as compared to $3,985,834 or 1,580.8% of total revenues, for the year ended December 31, 2018. This increase of $2,931,504 was due to an increase in selling, general and administrative costs of $2,989,643. Such operating losses reflect developmental and other administrative costs for 2019 and 2018. We expect to incur losses in the near future until profitability is achieved, which is not certain. Our operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that we will achieve or sustain profitable operations. This increase was primarily related to the Company issuing less stock-based compensation for consulting services.

The Company has incurred net losses from operations of $6,470,818 and $3,814,949 for the years ended December 31, 2019 and 2018, respectively.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2019 and December 31, 2018 included expense of $13,709,500 and $7,280,842, respectively. This increase of $6,428,658, which was primarily due to a loss of $2,123,570 on change of fair value of derivative liabilities for the year December 31, 2019, as compared to a gain of 1,443,249 for the year ended December 31, 2018; an increase of $3,865,907; an increase in expense related to loss on settlement of debt of $3,770,974 for the year ended December 31, 2019, as compared to a gain on settlement of debt of $94,933 for the year ended December 31, 2018; an increase of $3,865,907.

Income Tax Expense (Benefit)

We did not have any income tax expense or benefit for the years ended December 31, 2019 and December 31, 2018, respectively.

Net Income (Loss)

As a result of the factors discussed above, net losses for the year ended December 31, 2019 and December 31, 2018 were $20,180,318 and $11,095,791, respectively. For December 31, 2019 and December 31, 2018, these net losses represented a 2,903.3% and 4,401% of total revenues for the respective periods.

Hempsmart

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 ("ASC 280-10") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's only material principal operating segment. The following table represents the Company’s hempSMART business, which is its sole operating segment as of December 31, 2019 and 2018:

hempsmart
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	For Years ended December 31,
	2019	2018
Revenues	$695,075	$252,135
Cost of Sales	224,887	81,250
Gross profit	470,188	170,885

Operating Expenses
Depreciation expense	7,299	5,341
Selling and Marketing expenses	1,090,981	539,723
General and administrative expenses	761,128	474,206
Total Expenses	1,859,408	1,019,270

Net Loss from Operations	$(1,389,220)	$(848,385)

Legal Settlement Expense

DTTO Funding

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

Pursuant to paragraphs 9 and 10 of the September 4, 2018 stipulation to settle the case, the Company was obligated to issue to DTTO additional shares of common stock in the event that “one year following the issuance date, the value of the shares has decreased from the value on the issuance date, as determined by the price of Defendant’s stock as listed on the over-the-counter market. This separate issuance shall be referred to as the “Additional Issuance.” On September 6, 2019, the Company received a demand from DTTO for an Additional Issuance of a total of 5,760,286 unrestricted common shares. DTTO also requested that of the total, only 2,082,397.92 common shares be issued in order for DTTO to comply with paragraph 11 of the stipulation to settle and court order, requiring DTTO’s ownership to be under 4.99% of the Company’s issued and outstanding shares.

Natural Plant Extract of California

On April 15, 2019, we entered into a joint venture with Natural Plant Extract of California, Inc., and subsidiaries, to operate a licensed psychoactive cannabis distribution service in California. California legalized THC psychoactive cannabis for medicinal and recreational use on January 1, 2018. On February 3, 2020, we terminated the joint venture.

The Original Material Definitive Agreement

Pursuant to the original material definitive agreement, we agreed to acquire twenty percent (equal to 200,000) of NPE’s authorized shares in exchange for our payment of $2,000,000 and $1,000,000 worth of our restricted common stock. We agreed to form a joint venture with NPE incorporated in California under the name “Viva Buds, Inc.” (“Viva Buds”) for the purpose of operating a California licensed cannabis distribution business pursuant to California law legalizing THC psychoactive cannabis for recreational and medicinal use.

Our payment obligations were governed by a stock purchase agreement which required us to make the following payments:

a.        Deposit of $350,000 within 5 days of the execution of the material definitive agreement;

b.        Deposit of $250,000 payable within 30 days;

c.        Deposit of $400,000 within 60 days;

d.        Deposit of $500,000 within 75 days;

e.        Deposit of $500,000 within 90 days

We made our initial payment pursuant to this schedule, but otherwise failed to comply with the payment schedule and we were in breach of contract.

Settlement and Release of All Claims Agreement

On February 3, 2020, the Company and NPE entered into a settlement and release of all claims agreement. In exchange for a complete release of all claims, the Company and NPE (1) agreed to reduce our interest in NPE from 20% to 5%; (2) we agreed to pay NPE a total of $85,000 as follows: $35,000 concurrent with the execution of the Settlement and Release of All Claims Agreement, and $25,000 no later than the 5th calendar day for each of the two months following execution of Settlement and Release of All Claims Agreement; and, (3) to retire the balance of our original valuation obligation from the material definitive agreement, representing a shortfall of $56,085.15, in a convertible promissory note, with terms allowing NPE to convert the note into common stock of MCOA at a 50% discount to the closing price of MCOA’s common stock as of the maturity date.

Of the total amount due and payable by us as of the date of this filing, we owe $75,000, and we are in breach of the settlement agreement and its terms and conditions are in dispute. On February 3, 2020, we executed a convertible promissory note in the amount of $56,085.15 to NPE. Additionally, as a result of our settlement agreement with NPE, we became liable to pay NPE our 5% portion equal to $25,902 of the regulatory charges to the City of Lynwood and the State of California to transfer the cannabis licenses back to NPE. To date, we have not paid this amount and it is due and owing. As of the date of this filing, there is no pending legal action by NPE against us for these matters.

Caren Glasser

On March 2, 2020, Caren Glasser filed a request for arbitration against the Company alleging non-payment for past due compensation. The case was filed in the in the American Arbitration Association under Case no. 01-20-0000-6290. The Company and Ms. Glasser agreed to settle her dispute on May 7, 2020. The settlement agreement obligates the Company to pay Ms. Glasser $24,000 thirty days of Ms. Glasser’s review and execution, consistent with the Older Workers Benefit Protection Act (29 U.S.C. § 626(f).

Liquidity and Capital Resources

As of December 31, 2019, and December 31, 2018, our operating activities produced negative cash and cash equivalents of $2,816,282 and $2,385,348, respectively. Our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $2,802,500 for December 31, 2019 as compared to $2,541,470 for December 31, 2018, and a decrease in proceeds from the sale of note payables to a related party of $42,861 in repayments to a related party for December 31, 2019 as compared to proceeds received from a related party of $218,846 for December 31, 2018, a decrease in proceeds from sales of our common stock of $90,000 for December 31, 2019 as compared to $421,237 for December 31, 2018, and a increase in proceeds from sale of cashless warrants of $45,000 for December 31, 2019, as compared to $0 for December 31, 2018. We have during the period ended December 31, 2019, relied upon external financing arrangements to fund our operations. During the year ended December 31, 2018, we entered into several separate financing arrangements with St. George Investments, LLC, a Utah limited liability company, in which we borrowed an aggregate of $2,541,470, the principal of which is convertible into shares of our common stock (see Note 4, Convertible Note Payable). Our ability to rely upon external financing arrangements to fund operations is not certain, and this may limit our ability to secure future funding from external sources without changes in terms requested by counterparties, changes in the valuation of collateral, and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way. We intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally.

Operating Activities

For the year ended December 31, 2019 and 2018, the Company used cash for operating activities of $2,816,282 and $2,385,349, respectively. Operating activities consist of corporate overhead and product development of our hempSMART™ products. Increases are due primarily to increases in executive compensation, professional fees, and product development costs.

Investing Activities

For the years ended December 31, 2019 and December 31, 2018, net cash used in investing activities was $226,169 and $686,458, respectively. For the year ended December 31, 2019 and 2018, the cash used in investing continued to be attributed to our acquisition of an interest Natural Plant Extract and an interest in the Global Hemp Group Joint Venture. We determined that as of December 31, 2018, our investments in the Bougainville Joint Venture, GateC Technologies, Inc. Joint Venture and Convenient Hemp Mart, LLC investment were fully impaired and had no intrinsic value due to the litigation with Bougainville Ventures, Inc. (See Item 3, Legal Proceedings); the recession agreement with GateC Technologies, Inc. (see our Form 8-K filed on March 20, 2018), and our analysis of Conveniant Hemp Mart’s cash flows, business development, and assets. With regards to each of the Bougainville, GateC and Conveniant investments, they had an impact on reported operations for 2018, but are not expected to have an impact upon future operations (see Impairment Table in Item 1 Business Description, Principal Products and Market, Joint Venture Investments). Conversely, our Global Hemp Group Joint Venture in New Brunswick Canada is a research and development project and our joint venture with Global Hemp Group in Scio Oregon contains real property and inventory consisting of hemp biomass that is stored and maintain for sale and is stored in good condition based upon our physical inspection. Further, we own common stock in Global Trac Solutions, formerly called “Global Payout, Inc.” as the result of our MoneyTrac investment. Global Trac Solutions common stock is traded on the OTC Markets under the trading symbol “PSYC” and has marketable value.

Our two ongoing joint ventures with Global Hemp Group are related party transactions insofar as its director, Charles Larsen, is a beneficial owner of more than 10% of our common stock, and a former director of the Company, and our former President and former Chief Executive Officer Donald Steinberg is a shareholder in Global Hemp Group.

Financing Activities

For the years ended December 31, 2019 and 2018, financing activities were a source of cash of $2,894,639 and $3,181,553, respectively. For the years ended December 31, 2019 and 2018, respectively, this was primarily from proceeds of $2,802,500 and $2,541,470 from the issuance of notes payable; repayment to related parties of $42,861 and for the year ended December 31, 2019 and $218,846 cash from issuance of notes payable to related parties were received for the year ended December 31, 2018. . The Company received sale of common stock of $90,000 and $421,237 for the years ended December 31, 2019 and 2018, respectively.

We currently do not have sufficient cash and liquidity to meet our anticipated working capital for the next twelve months. Historically, we have financed our operations primarily through private sales of our common stock. If our sales goals for our hempSMART™ products do not materialize as planned, and we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2019, and December 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Inventory

Inventory is primarily comprised of products and equipment to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2019, and December 31, 2018, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2019, and December 31, 2018 we had $0 and $0 allowance for doubtful accounts, respectively. For December 31, 2019 and December 31, 2018, we recorded bad debt expense of $ 9,249 and 1,559 respectively.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of December 31, 2019 and as of December 31, 2018.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have recorded $478,400 in impairment charges related to our JV investments during the years ended December 31, 2019.

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principal is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted FASB ASC Topic 606 for our reporting period as of the year ended December 31, 2017, which made our implementation of FASB ASC Topic 606 effective in the first quarter of 2018. We decided to implement the modified retrospective transition method to implement FASB ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, we applied the new standards to all new contracts initiated on/after the effective date. We also decided to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. For the years ended December 31, 2019 and 2018, there were no incomplete contracts. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

Identification of Our Contracts with Our Customers.

Contracts included in our application of FASB ASC Topic 606, consist completely of sales contracts between us and our customers that create enforceable rights and obligations. For the years ended December 31, 2019, and 2018, our sales contracts included the following parties: us, our sales associates and our customers. Our sales contracts were offered by us and our sales associates to our customers directly through our web site. Our sales contracts, and those formalized by our sales associates, are represented by an electronic order form, which contains the contractual elements of offer for sale, acceptance and the provision of consideration consisting of the buyer’s payment, which is concurrent with our delivery of hempSMART™ product. Since our hempSMART™ product sales contracts are consummated upon receipt of the customer’s acceptance of our offer; our concurrent receipt of our customers payment; and, our delivery of the agreed to hempSMART™ product, all parties are equally committed to fulfilling their respective obligations under the sales contracts. Further, the sales contracts specifically identify (1) parties; (2) quantity of hempSMART™ product ordered; (3) price; and, (4) subject, and so each respective party’s rights are identifiable and the payment terms are defined. Since the sales contracts are consummated concurrent with offer, acceptance, payment and delivery of the hempSMART™ product ordered, we recognize revenue and cash flows as the principal from the respective sales contract transactions as they complete. Further, because our sales contracts are offered, accepted and consummated concurrently, our ability to collect revenue is immediate. We receive no payments for agreements that do not qualify as a contract. If customers agree to multiple sales contracts when they are entered into at or near the same time, our policy is to combine those contracts if: (1) the sales contracts are negotiated as a single package; (2) the payment amount of one sales contract is dependent upon another sales contract; (3) our performance obligations of delivering multiple hempSMART™ products can be determined to be part of a single transaction. Since the nature of the entry into and consummation of our sales contracts occur concurrently, there are no changes or modifications to the terms of the sales contracts that would modify the enforceable rights and performance obligations of the parties and that would materially alter the timing of our receipt of revenue from our sales contracts.

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

Regarding our offered financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended 2019 and 2018.

Product Sales

Revenue from product sales, including delivery fees, FOB shipping point, is recognized when (1) an order is placed by the customer; (2) the price is fixed and determinable when the order is placed; (3) the customer is required to and concurrently pays for the product upon order; and, (4) the product is shipped. The evaluation of our recognition of revenue after the adoption of FASB ASC 606 did not include any judgments or changes to judgments that affected our reporting of revenues, since our product sales, both pre and post adoption of FASB ASC 606, were evaluated using the same standards as noted above, reflecting revenue recognition upon order, payment and shipment, which all occurs concurrently when the order is placed and paid for by the customer, and the product is shipped. Further, given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales is fixed and determinable at the time the customer places the order, and there is no delay in shipment, we are of the opinion that our product sales do not indicate or involve any significant customer financing that would materially change the amount of revenue recognized under the sales transaction, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606.

Consulting Services

We also offer professional services for financial accounting, bookkeeping or real property management consulting services based on consulting agreements. As of the date of this filing, we have not entered into any contracts for any financial accounting, bookkeeping and/or real property management consulting services that have generated reportable revenues as of the fiscal years ended 2019 and 2018. We intend and expect these arrangements to be entered into on an hourly fixed fee basis.

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2019 and December 31, 2018, these costs were $540,474 and $569,832, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2019 and December 31, 2018, stock-based compensation expense for restricted shares was $3,293,689 and $1,168,100, respectively. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the year ended December 31, 2019 and December 31, 2018, due to cumulative losses, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2019, and December 31, 2018, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marijuana Company of America, Inc. (Converge Global, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Marijuana Company of America, Inc. and its subsidiaries (“the Company”) as of December 31, 2019 and December 31, 2018 and the related statements of operations, stockholders’ deficit, cash flow and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the year ended December 31, 2019 and December 31, 2018. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

May 14, 2020

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Audited)

	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$211,765	$359,577
Short-term Investments	27,403	810,000
Accounts receivable, net	18,317	46,376
Inventory	149,175	186,989
Other current assets	11,034	93,833
Total current assets	417,694	1,496,775

Property and equipment, net	7,512	12,430

Other assets:
Long-term Investments	693,915	408,077
Right-of-use assets	22,101	-
Security deposit	2,500	2,500

Total assets	$1,143,722	$1,919,782

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$797,790	$416,444
Accrued compensation	4,875	454,316
Accrued liabilities	522,258	216,946
Debt obligations of Joint venture	-	289,742
Notes payable, related parties	40,000	287,140
Convertible notes payable, net of debt discount of $808,890 and $896,180, respectively	3,193,548	1,132,668
Right-of-use liabilities – current portion	14,361	—
Warrant liability to be settled	192,115	—
Contingency Liability	956,251	—
Subscriptions payable	330,797	—
Derivative liability	5,693,071	2,256,631
Total current liabilities	11,745,066	5,053,887

Noncurrent liabilities
Right-of-use liabilities	7,858	—

Total liabilities	11,752,924	5,053,887

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018	10,000	10,000
Class B preferred stock, $0.001 par value, 5,000,000 shares designated, 0 shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 77,958,081 and 42,687,301 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	77,958	42,687
Common Stock to be issued	-	90,000
Additional paid in capital	63,467,0564	50,707,103
Accumulated deficit	(74,164,213)	(53,983,895)
Total stockholders' deficit	(10,609,201)	(3,134,105)

Total liabilities and stockholders' deficit	$1,143,722	$1,919,782

See the accompanying notes to these audited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 12 MONTHS ENDED DECEMBER 31, 2019 and 2018
(AUDITED)

	2019	2018
REVENUES:
Sales	$673,919	$240,452
Related party Sales	21,157	11,683
Total Revenues	695,076	252,135

Cost of sales	248,556	81,250

Gross Profit	446,520	170,885

OPERATING EXPENSES:
Selling, general and administrative expenses	6,910,039	3,980,493
Depreciation	7,299	5,341
Total operating expenses	6,917,338	3,985,834

Net loss from operations	(6,470,818)	(3,814,949)

OTHER INCOME (EXPENSES):
Interest expense, net	(4,682,247)	(6,828,939)
Legal contingency expense	(1,497,674)	(1,682,870)
Impairment of Joint Ventures	(478,400)	(933,195)
Loss on equity investment	(13,842)	(90,859)
Loss on debt modification	—	(1,343,161)
loss on disposition of investment	(389,664)	—
(Loss) Gain on change in fair value of derivative liabilities	(2,123,570)	1,443,249
Gain on cancellation of debt	—	1,500,000
Unrealized (Loss) Gain on trading securities	(677,584)	560,000
Loss on sales of trading securities	(75,545)	—
(Loss) Gain on settlement of debt	(3,770,974)	94,933
Total other income (expense)	(13,709,500)	(7,280,842)

Net loss before income taxes	(20,180,318)	(11,095,791)

Income taxes (benefit)	—	—

NET INCOME (LOSS)	$(20,180,318)	$(11,095,791)

Loss per common share, basic and diluted	$(0.41)	$(0.29)

Weighted average number of common shares outstanding, basic and diluted (after stock-split)	48,669,683	37,924,703

See the accompanying notes to these audited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018 (AUDITED)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2017	10,000,000	$10,000	—	$—	35,057,733	$35,058	—	$—	$—	$32,525,294	$(42,888,104)	$(10,317,752)
Common stock issued for services rendered	—	—			516,680	517	—	—	—	717,583		718,100
Common stock issued in settlement of convertible notes payable and accrued interest					2,465,463	2,465	—	—	—	12,350,703	—	12,353,168
Additional paid-in capital due to issuance of convertible debt										2,010,426		2,010,426
Common stock issued in settlement of related party and accrued compensation					1,340,471	1,340		—		802,939		804,279
Common stock issued in exchange for exercise of warrants on a cashless basis		—			2,034,112	2,034	—	—		(2,034)	—	—
Common stock issued in settlement of legal case					961,280	961				1,700,505		1,701,466
Sale of common stock					311,561	312				151,688		152,000
Proceeds from common stock subscriptions							316,693	90,000				90,000
Stock based compensation		—					—	—		450,000	—	450,000
Net Loss		—			—	—	—	—	—	—	(11,095,791)	(11,095,791)
Balance, December 31, 2018	10,000,000	$10,000	$—	$—	42,687,301	$42,687	316,693	$90,000	$—	$50,707,104	$(53,983,895)	$(3,134,104)

Common stock issued to settle amounts previously accrued					141,669	142				$26,975		193,800
Common stock issued for services rendered	—	—			18,510,381	18,510	—	—	—	3,370,264		3,293,688
Common stock issued in settlement of convertible notes payable and accrued interest	—	—			9,251,217	9,251				3,832,638	—	5,424,736
Issuance of warrants and BCF with convertible debt	—	—			1,000,000	1,000	—	—		855,717		856,717
Conversion of related party notes payable					1,220,856	1,221	954			1,181,194		1,182,415
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—			1,653,175	1,653			—	(1,653)	—	—
Issuance of common shares					316,693	317	(316,693)	(90,000)		89,683		—
Sale of common stock	—	—			222,221	222	27,778	28		64,778	—	90,000
Common shares issued in settlement of legal case					2,082,398	2,083				539,341		541,424
Common shares cancelled by officer					(1,349,877)	(1,350)				1,350		—
Issuance of common stock for investments in joint ventures					2,222,047	2,222				1,216,818		1,219,040
Reclassification of derivative liabilities to additional paid-in capital	—	—								1,582,845	—	1,582,845

Net Loss	—	—	—	—	—	—	—	—	—	—	(20,180,318)	(20,180,318)
Balance, December 31, 2019	10,000,000	$10,000	10,000,000	$—	77,958,081	$77,958	0	$0	$—	$63,467,054	$(74,164,213)	$(10,609,201)

See the accompanying notes to these audited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
(AUDITED)
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(20,180,318)	$(11,095,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss(gain) in fair value of trading securities	677,584	(560,000)
Loss on sale of trading securities	105,013	—
Bad debt expense	15,000	1,559
Depreciation and amortization	7,299	1,151,890
Loss on equity investment	—	90,859
Share-based compensation	3,222,092	—
Amortization of debt discount	2,906,843	—
Impairment loss on equity method investee	286,127	—
Impairment loss on joint ventures	720,921	933,195
Value of common stock issued for services	—	737,305
Value of vested options issued for services	—	(245,001)
Loss(gain) on settlement of debt	3,770,974	(1,594,933)
Loss(gain) on change in fair value of derivative liability	2,123,570	(1,443,249)
Interest expense recognized for the excess of fair value of derivative liability over net book value of notes payable at issuance	1,374,078	6,885,654
Imputed interest on stock-settled debt	147,115	—
Changes in operating assets and liabilities:	—
Accounts receivable	13,059	(43,073)
Inventories	37,814	(23,269)
Prepaid expenses and other current assets	57,799
Accounts payable	171,629	394,003
Accrued expenses and other current liabilities	(92,741)	649,316
Right-of-use assets	(22,101)	-
Right-of-use liabilities	22,219	-
Accrued liabilities	322,068	99,316
Contingency liability	1,497,674	1,676,870
Net cash provided by (used in) operating activities	(2,816,282)	(2,385,349)

Cash flows from investing activities:
Purchases of property and equipment	(2,381)	(682,255)
Investment in joint ventures	(223,788)	(4,203)
Net cash provided by (used in) investing activities	(226,169)	(686,458)

Cash flows from financing activities:
Proceeds from stock sold for cash	90,000	421,237
Proceeds from issuance of notes payable	2,802,500	2,541,470
Proceeds from sale of cashless warrant	45,000	—
Repayments to related parties	(42,861)	218,846
Net cash provided by (used in) financing activities	2,894,639	3,181,553

Net increase (decrease) in cash	(147,812)	109,746

Cash at beginning of period	359,577	249,831

Cash at end of period	$211,765	$359,577

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—

Non cash financing activities:
Common stock issued in settlement of related party notes payable	$462,714	$804,279
Common stock issued in settlement of convertible notes payable	$3,016,750	$12,166,976
Investment in joint venture	$2,650,000	$—
Reclassification of derivative liabilities to additional paid-in capital	$1,582,845	$—

See the accompanying notes to these audited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

On September 21, 2015, the Company formed H Smart, Inc, a Delaware corporation as a wholly owned subsidiary for the purpose of operating the hempSMART brand. H Smart, Inc. is also registered with the California Secretary of State as a foreign corporation.

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principal is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted FASB ASC Topic 606 for our reporting period as of the year ended December 31, 2017, which made our implementation of FASB ASC Topic 606 effective in the first quarter of 2018. We decided to implement the modified retrospective transition method to implement FASB ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, we applied the new standards to all new contracts initiated on/after the effective date. We also decided to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. For the year ended December 31, 2019, there were no incomplete contracts. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

Identification of Our Contracts with Our Customers.

Contracts included in our application of FASB ASC Topic 606, consist completely of sales contracts between us and our customers that create enforceable rights and obligations. For the year ended December 31, 2019, our sales contracts included the following parties: us, our sales associates and our customers. Our sales contracts were offered by us and our sales associates to our customers directly through our web site. Our sales contracts, and those formalized by our sales associates, are represented by an electronic order form, which contains the contractual elements of offer for sale, acceptance and the provision of consideration consisting of the buyer’s payment, which is concurrent with our delivery of hempSMART™ product. Since our hempSMART™ product sales contracts are consummated upon receipt of the customer’s acceptance of our offer; our concurrent receipt of our customers payment; and, our delivery of the agreed to hempSMART™ product, all parties are equally committed to fulfilling their respective obligations under the sales contracts. Further, the sales contracts specifically identify (1) parties; (2) quantity of hempSMART™ product ordered; (3) price; and, (4) subject, and so each respective party’s rights are identifiable and the payment terms are defined. Since the sales contracts are consummated concurrent with offer, acceptance, payment and delivery of the hempSMART™ product ordered, we recognize revenue and cash flows as the principal from the respective sales contract transactions as they complete. Further, because our sales contracts are offered, accepted and consummated concurrently, our ability to collect revenue is immediate. We receive no payments for agreements that do not qualify as a contract. If customers agree to multiple sales contracts when they are entered into at or near the same time, our policy is to combine those contracts if: (1) the sales contracts are negotiated as a single package; (2) the payment amount of one sales contract is dependent upon another sales contract; (3) our performance obligations of delivering multiple hempSMART™ products can be determined to be part of a single transaction. Since the nature of the entry into and consummation of our sales contracts occur concurrently, there are no changes or modifications to the terms of the sales contracts that would modify the enforceable rights and performance obligations of the parties and that would materially alter the timing of our receipt of revenue from our sales contracts.

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

Regarding our offered financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended 2019 and 2018.

Product Sales

Revenue from product sales, including delivery fees, FOB shipping point, is recognized when (1) an order is placed by the customer; (2) the price is fixed and determinable when the order is placed; (3) the customer is required to and concurrently pays for the product upon order; and, (4) the product is shipped. The evaluation of our recognition of revenue after the adoption of FASB ASC 606 did not include any judgments or changes to judgments that affected our reporting of revenues, since our product sales, both pre and post adoption of FASB ASC 606, were evaluated using the same standards as noted above, reflecting revenue recognition upon order, payment and shipment, which all occurs concurrently when the order is placed and paid for by the customer, and the product is shipped. Further, given the facts that (1) our customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in our product sales is fixed and determinable at the time the customer places the order, and there is no delay in shipment, we are of the opinion that our product sales do not indicate or involve any significant customer financing that would materially change the amount of revenue recognized under the sales transaction, or would otherwise contain a significant financing component for us or the customer under FASB ASC Topic 606.

Consulting Services

We also offer professional services for financial accounting, bookkeeping or real property management consulting services based on consulting agreements. As of the date of this filing, we have not entered into any contracts for any financial accounting, bookkeeping and/or real property management consulting services that have generated reportable revenues as of the years ended 2019 and 2018. We intend and expect these arrangements to be entered into on an hourly fixed fee basis.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2019, and 2018, allowance for doubtful accounts was $0 and $0, respectively.

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

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments including stock, stock options and restricted stock awards based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. For non-employees, share-based compensation awards are recorded at either the fair value of the services rendered or the fair value of the share-based payments, whichever is more readily determinable. Stock and restricted stock and option awards are based on the closing price of the stock underlying the awards on the grant date. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of December 31, 2019, and 2018, the number of outstanding stock options to purchase shares of common stock was 0 and 0 shares, respectively. 0 and 0 shares were vested as of December 31, 2019 and 2018, respectively.

On February 27, 2019, Charles Larsen and Donald Steinberg agreed to cancel all previously issued stock options to purchase an aggregate of 1,000,000,000 common shares.

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

The computation of basic and diluted income (loss) per share as of December 31, 2019 and 2018 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	2019	(1)	2018
Convertible notes payable	137,219,847		137,219,847
Options to purchase common stock(1)	0	(1)	0	(1)
Warrants to purchase common stock	110,846,817		110,846,817
Total	248,066,664		248,066,664

(1) On February 27, 2019, Donald Steinberg and Charles Larsen cancelled previously issued options to purchase an aggregate of 1,000,000,000 shares at an average exercise price of $0.0005 per share, representing 100% of all previously issued options.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019 and 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short-term notes because they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $540,474 and $569,832 for the year ended December 31, 2019 and 2018, respectively, as advertising costs.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2019, and 2018, the Company has not recorded any unrecognized tax benefits.

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

COVID-19 Impacts on Accounting Policies and Estimates

COVID-19 Impacts on Accounting Policies and Estimates In light of the currently unknown ultimate duration and severity of COVID-19, we face a greater degree of uncertainty than normal in making the judgments and estimates needed to apply our significant accounting policies. As COVID-19 continues to develop, we may make changes to these estimates and judgments over time, which could result in meaningful impacts to our financial statements in future periods.

As previously reported on Form 8-K filed on March 30, 2020, the Company was unable to file its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 by the original deadline of March 30, 2020, due to circumstances related to COVID-19 pandemic, specifically: (i) the Southern California area, including the location of the Company’s corporate headquarters, was at one of the epicenters of the coronavirus outbreaks in the United States and the Governor of California had ordered all residents to stay at home excepting only essential travel; and (ii) historically, the Company has relied on vendors in China to manufacture certain of its principal products. The outbreak of COVID-19 caused different levels of delay in operations of the Company, vendors, customers and professional service providers. As a result, the Company’s books and records were not easily accessible from our Chinese manufacturer of our products, resulting in a delay in the preparation, audit and completion of the Company’s financial statements for the Annual Report.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during year ended December 31, 2019, the Company incurred net losses of $20,180,318 and used cash in operations of $2,816,282. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds in 2019 and 2018 has been from funds generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since its inception, but expects these conditions to improve in 2020 and beyond as it develops its business model. The Company has stockholders' deficiencies at December 31, 2019 and requires additional financing to fund future operations.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2019 and 2018 is summarized as follows:

	2019	2018
Computer equipment	$16,358	$15,207
Furniture and fixtures	5,140	5,140
Subtotal	21,498	20,347
Less accumulated depreciation	(13,986)	(7,917)
Property and equipment, net	$7,512	$12,430

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $7,299 and $5,341 for the year ended December 31, 2019 and 2018.

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

The Company accounts for its investment in MoneyTrac Technology, Inc. at estimated market fair value using the market price for the publicly traded shares under the ticker symbol “PSYC” as listed on OTC Markets as an indicator of fair market value. MoneyTrac Technologies changed its name to Global Trac Solutions Inc. on April 13, 2020. As of December 31, 2019, the balance of this investment was $27,403 with 869,919 shares and was classified as a short-term investment for the period ended December 31, 2019.

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

Global Hemp Group Joint Ventures

We currently have one ongoing joint venture with Global Hemp Group, Inc., a Canadian corporation – the Scio, Oregon Joint Venture. As of September 30, 2019, we withdrew and fully impaired the Joint Venture with Global Hemp Group referred to as the “New Brunswick” joint venture, because the research project failed to finalize the research studies and render any tangible revenue to us. The decision to impair this joint venture did not have a material impact on our reported operations, revenues or gross profits for the fiscal year ended December 31, 2019. This joint venture was a related party transaction in that Global Hemp Group’s director and CEO, Charles Larsen, is an owner of our common stock, and a former director of the Company. Further, our former President and Chief Executive Officer Donald Steinberg is a shareholder in Global Hemp Group. What follows are summaries of both Global Hemp Group Joint Ventures in 2019.

New Brunswick Canada

On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group Inc., a Canadian corporation, in a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada.The joint venture’s goal is to develop a “Hemp Agro-Industrial Zone”, a concept that promotes and engages farmers, processors and manufacturers to collaboratively produce and process 100% of the hemp plant into a number of wholesale materials that can be manufactured into healthy and sustainable products. The “HAIZ” will be surrounded by hemp production thereby minimizing the cost of expensive transportation to distant processing facilities. The “Hemp Agro-Industrial Zone” has a goal of producing social and environmental benefits to the communities where they operate. These zones are envisioned to prospectively create jobs for farmers, foster rural development, provide the opportunity to develop more sustainable products of superior quality and help support Global Hemp Group’s commitment to creating a carbon free economy. The first phase of the project involved lab testing in support of the trials. The Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick (“CCNB”) intends to assist Global Hemp Group in research on its ongoing industrial hemp trials in the region, and to perform laboratory tests in support of these trials. These tests will provide information to validate agronomic and key yield data in preparation of a large-scale industrial development project that will involve processing of the full plant: grain, straw, flowers and leaves, scheduled to begin in 2018. The results of these tests will also be used in discussions with farmers of the region to refine a hemp-based farming model, and to mobilize additional farmers for the next growing season. Our participation included providing one-half, or $10,775 of the funding for the phase one work. On January 10, 2018, phase-one was completed by successfully cultivating industrial hemp during the 2017 growing season for research purposes. The objective of phase one was to re-introduce hemp into the area and ensure that it could be productive under New Brunswick growing conditions prior to significantly increasing cultivation acreage and building a hemp processing facility in the region, in future phases of the project. As a result of our participation in the joint venture, we will share in the ownership of research and development of hemp and CBD related studies produced by the New Brunswick Project, and, in the event Canadian laws governing the growing, harvesting, manufacturing and production of products containing hemp and CBD change (as expected, but not guaranteed) in 2018, we would benefit from possible preferred pricing and terms for the purchase of hemp and CBD that would enable us to further conduct its business and research and development into hemp and CBD products. Our New Brunswick joint venture with Global Hemp Group, Inc. is a related party transaction insofar as its director, Charles Larsen, is a former director of the Company.

The Company’s costs incurred by the Company’s interest was $0 and $10,775 for the years ended December 31, 2019 and 2018 and was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods. As of December 31, 2019, the balance of the New Brunswick JV investment reported on the balance sheet for the year ended December 31, 2019 was $0 as a result of the investment being deemed fully impaired and the Company withdrawing from the joint venture as of September 30, 2019. (See Item 1, Business; Principal Products and their Markets; Joint Ventures and Investments).

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

On May 8, 2018, the Company, Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation entered into a Joint Venture Agreement. The purpose of the joint venture is to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture is in the development stage. On May 30, 2018, the joint venture purchased TTO’s 15% interest in the joint venture for $30,000. The Company and Global Hemp Group, Inc. now have an equal 50-50 interest in the joint venture. The joint venture agreement commits the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company has complied with its payments. The 2018 crop of hemp grown on the joint venture’s real property consisted of 33 acres of high yielding CBD hemp grown in an orchard style cultivation on the property. The 2018 harvest consisted of approximately 37,000 high yielding CBD hemp plants producing 24 tons of biomass that produced 48,000 pounds of dried biomass. The joint venture partners prepared processing samples ranging in size from 100 to 2,000 lbs. for sample offers to extraction companies. The biomass is being processed into CBD crude oil with the option to refine it further into isolate, or full spectrum oil, in order to increase its value on the market. Our joint venture with Global Hemp Group regarding the Scio Oregon project is a related party transaction insofar as its director, Charles Larsen, is a former director of the Company.

The Company and Global Hemp Group, Inc. now have an equal 50% - 50% interest in the joint venture. The joint venture agreement commits the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company complied with its payment obligations.

As of December 31, 2019, the combined balance of the Covered Bridge (SCIO) investment and related 41389 Farm investment was $0 as the investment was written off as a loss for the period ended December 31, 2019. The debt obligation related to this JV of $262,414 was also written off to $0 as of the year ended December 31, 2019.

Bougainville Ventures, Inc. Joint Venture

On March 16, 2017, we entered into a joint venture agreement with Bougainville Ventures, Inc., a Canadian corporation. The purpose of the joint venture was for the Company and Bougainville to (i) jointly engage in the development and promotion of products in the legalized cannabis industry in Washington State; (ii) utilize Bougainville's high quality cannabis grow operations in the State of Washington, where it claimed to have an ownership interest in real property for use within the legalized cannabis industry; (iii) leverage Bougainville’s agreement with a I502 Tier 3 license holder to grow cannabis on the site; provide technical and management services and resources including, but not limited to: sales and marketing, agricultural procedures, operations, security and monitoring, processing and delivery, branding, capital resources and financial management; and, (iv) optimize collaborative business opportunities. The Company and Bougainville agreed to operate through a Washington State Limited Liability Company, and BV-MCOA Management, LLC was organized in the State of Washington on May 16, 2017.

As our contribution to the joint venture, the Company committed to raise not less than $1,000,000 to fund joint venture operations, based upon a funding schedule. The Company also committed to providing branding and systems for the representation of cannabis related products and derivatives comprised of management, marketing and various proprietary methodologies directly tailored to the cannabis industry.

The Company and Bougainville's agreement provided that funding provided by the Company would contribute towards the joint venture’s ultimate purchase of the land consisting of a one-acre parcel located in Okanogan County, Washington, for joint venture operations

As disclosed on Form 8-K on December 11, 2017, the Company did not comply with the funding schedule for the joint venture. On November 6, 2017, the Company and Bougainville amended the joint venture agreement to reduce the amount of the Company's commitment from $1,000,000 to $800,000, and also required the Company to issue Bougainville 15 million shares of the Company's restricted common stock. The Company completed its payments pursuant to the amended agreement on November 7, 2017, and on November 9, 2017, issued to Bougainville 15 million shares of restricted common stock. The amended agreement provided that Bougainville would deed the real property to the joint venture within thirty days of its receipt of payment.

Thereafter, the Company determined that Bougainville had no ownership interest in the property in Washington State, but rather was a party to a purchase agreement for real property that was in breach of contract for non-payment. Bougainville also did not possess an agreement with a Tier 3 I502 license holder to grow Marijuana on the property. Nonetheless, as a result of funding arranged for by the Company, Bougainville and an unrelated third party, Green Ventures Capital Corp., purchased the land, but did not deed the real property to the joint venture. Bougainville failed to pay delinquent property taxes to Okanogan County and to date, the property has not been deeded to the joint venture.

To clarify the respective contributions and roles of the parties, the Company offered to enter into good faith negotiations to revise and restate the joint venture agreement with Bougainville. The Company diligently attempted to communicate with Bougainville to accomplish a revised and restated joint venture agreement, and efforts towards satisfying the conditions to complete the subdivision of the land by the Okanogan County Assessor. However, Bougainville failed to cooperate or communicate with the Company in good faith, and failed to pay the delinquent taxes on the real property that would allow for sub-division and the deeding of the real property to the joint venture.

On August 10, 2018, the Company advised its independent auditor that Bougainville did not cooperate or communicate with the Company regarding its requests for information concerning the audit of Bougainville’s receipt and expenditures of $800,000 contributed by the Company in the joint venture agreement. Bougainville had a material obligation to do so under the joint venture agreement. The Company believes that some of the funds it paid to Bougainville were misappropriated and that there was self-dealing with respect to those funds. Additionally, the Company believes that Bougainville misrepresented material facts in the joint venture agreement, as amended, including, but not limited to, Bougainville’s representations that: (i) it had an ownership interest in real property that was to be deeded to the joint venture; (ii) it had an agreement with a Tier 3 # I502 cannabis license holder to grow cannabis on the real property; and, (iii) that clear title to the real property associated with the Tier 3 # I502 license would be deeded to the joint venture thirty days after the Company made its final funding contribution. As a result, on September 20, 2018, the Company filed suit against Bougainville Ventures, Inc., BV-MCOA Management, LLC, Andy Jagpal, Richard Cindric, et al. in Okanogan County Washington Superior Court, case number 18-2- 0045324. The Company’s complaint seeks legal and equitable relief for breach of contract, fraud, breach of fiduciary duty, conversion, recession of the joint venture agreement, an accounting, quiet title to real property in the name of the Company, for the appointment of a receiver, the return to treasury of 15 million shares issued to Bougainville, and, for treble damages pursuant to the Consumer Protection Act in Washington State. The registrant has filed a lis pendens on the real property. The case is currently in litigation.

In connection with the agreement, the Company recorded a cash investment of $1,188,500 to the Joint Venture during 2017. This was comprised of 49.5% ownership of BV-MCOA Management LLC, and was accounted for using the equity method of accounting. The Company recorded an annual impairment in 2017 of $792,500, reflecting the Company’s percentage of ownership of the net book value of the investment. During 2018, the Company recorded equity losses of $37,673 and $11,043 for the first and second quarters respectively, and recorded an annual impairment of $285,986 for the year ended December 31, 2018, at which time the Company determined the investment to be fully impaired due to Bougainville’s breach of contract and resulting litigation, as discussed above.

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

In 2017, the Company recorded a debt obligation of $1,500,000 to the Joint Venture and a corresponding impairment charge of $1,500,000 during for year ended December 31, 2017. Upon termination of the material definitive agreement on March 19, 2018, the Company realized a gain on settlement of debt obligation of $1,500,000 for the year ended December 31, 2018.

The following table indicates the amount of impairments recorded by the Company quarter to quarter for investment activity related to its joint venture investments:

MARIJUANA COMPANY OF AMERICA, INC.

INVESTMENT ROLL-FORWARD

AS OF DECEMBER 31, 2019

	INVESTMENTS								SHORT-TERM INVESTMENTS
		Global					Natural		TOTAL
	TOTAL	Hemp			Bougainville	Gate C	Plant		Short-Term
	INVESTMENTS	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Extract	Vivabuds	Investments	MoneyTrac
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0			$0	$0
Investments made during 2017	3,049,275	10,775	100,000	250,000	1,188,500	1,500,000			0	0

Quarter 03-31-17 equity method Loss	0								0

Quarter 06-30-17 equity method Loss	0								0

Quarter 09-30-17 equity method Loss	(375,000)				(375,000)				0

Quarter 12-31-17 equity method accounting	313,702				313,702				0

Impairment of Investment in 2017	(2,292,500)	0			(792,500)	(1,500,000)			0	0
Balances as of 12/31/17	695,477	10,775	100,000	250,000	334,702	0	0	0	0	0

Investments made during 2018	986,654	986,654							0

Quarter 03-31-18 equity method Loss	(37,673)				(37,673)				0

Quarter 06-30-18 equity method Loss	(11,043)				(11,043)				0

Quarter 09-30-18 equity method Loss	(10,422)		(10,422)						0

Quarter 12-31-18 equity method Loss	(31,721)	(31,721)	0						0

Moneytrac investment reclassified to Short-Term investments	(250,000)			(250,000)					250,000	250,000

Unrealized gains on trading securities - 2018	0								560,000	560,000

Impairment of investment in 2018	(933,195)	(557,631)	(89,578)		(285,986)				0
Balance @12-31-18	$408,077	$408,077	$0	$0	$0	$0	$0	$0	$810,000	$810,000

Investments made during quarter ended 03-31-19	129,040	129,040

Quarter 03-31-19 equity method Loss	(59,541)	(59,541)

Unrealized gains on trading securities - quarter ended 03-31-19									(135,000)	$(135,000)
Balance @03-31-19	$477,576	$477,576	$0	$0	$0	$0	$0	$0	$675,000	$675,000

Investments made during quarter ended 06-30-19	$3,157,234	$83,646					$3,000,000	$73,588

Quarter 06-30-19 equity method Income (Loss)	$(171,284)	$(141,870)					$(6,291)	$(23,123)

Unrealized gains on trading securities - quarter ended 06-30-19	$0								(150,000)	$(150,000)
Balance @06-30-19	$3,463,526	$419,352	$0	$0	$0	$0	$2,993,709	$50,465	$525,000	$525,000

Investments made during quarter ended 09-30-19	$186,263							$186,263

Quarter 09-30-19 equity method Income (Loss)	$122,863	$262,789					$(94,987)	$(44,939)

Sale of trading securities during quarter ended 09-30-19									$(41,667)	$(41,667)

Unrealized gains on trading securities - quarter ended 09-30-19	$0								(362,625)	($362,625)
Balance @09-30-19	$3,772,652	$682,141	$0	$0	$0	$0	$2,898,722	$191,789	$120,708	$120,708

Investments made during quarter ended 12-31-19	$392,226	$262,414						$129,812

Quarter 12-31-19 equity method Income (Loss)	$(178,164)	($(75,220)					$(23,865)	$(79,079)
Reversal of Equity method Loss for 2019	$272,285						$125,143	$147,142
Impairment of investment in 2019	$(3,175,420)	$(869,335)					$(2,306,085)	$0
Loss on disposition of investment	$(389,664)							(389,664)
Sale of trading securities during quarter ended 12-31-19	$0								$(17,760)	$(17,760)

Unrealized gains on trading securities - quarter ended 12-31-19	$0								(75,545)	$(75,545)
Balance @12-31-19	$693,915	$(0)	$0	$0	$0	$0	$693,915	$0	$27,403	$27,403

The following table indicates the amount of debt the Company recorded quarter to quarter as a result of its joint venture investments:

Loan Payable
		Global					Natural			General
	TOTAL	Hemp			Bougainville	Gate C	Plant	Robert L		Operating
	JV Debt	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Extract	Hymers III	Vivabuds	Expense
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0				$0

Quarter 03-31-17 loan borrowings	1,500,000					1,500,000

Quarter 06-30-17 loan activity

Quarter 09-30-17 loan borrowings	725,000				725,000

Quarter 12-31-17 loan repayments	(330,445)				(330,445)

General operational expense	172,856									172,856
Balances as of 12/31/17 (a)	2,067,411	0	0	0	394,555	1,500,000	0	0	0	172,856

Quarter 03-31-18 loan borrowings (payments)	376,472	447,430								(70,958)

Quarter 06-30-18 cancellation of JV debt obligation	(1,500,000)					(1,500,000)

Quarter 06-30-18 loan repayments	(101,898)									(101,898)

Quarter 09-30-18 loan activity	0

Quarter 12-31-18 loan borrowings	580,425	580,425

Balance @12-31-18 (b)	1,422,410	1,027,855	0	0	394,555	0	0	0	0	0

Quarter 03-31-19 loan borrowings	649,575	649,575
Quarter 03-31-19 debt conversion to equity	(407,192)	(407,192)

Balance @03-31-19 ©	1,664,793	1,270,238	0	0	394,555	0	0	0	0	0

Quarter 03-31-19 loan borrowings	3,836,220	$161,220					$2,000,000		$0	$1,675,000

Quarter 03-31-19 debt conversion to equity	(1,572,971)	$(161,220)					$(349,650)			$(1,062,101)

Balance @06-30-19 (d)	3,928,042	1,270,238	0	0	394,555	0	1,650,350	0	0	612,899

Quarter 09-30-19 loan borrowings	582,000									$582,000

Quarter 09-30-19 debt conversion to equity	(187,615)									$(187,615)

Balance @09-30-19 (e)	4,322,427	1,270,238	0	0	394,555	0	1,650,350	0	0	1,007,284

Quarter 12-31-19 loan borrowings	2,989,378	$262,414					$596,784	$4,221		$2,125,959

Impairment of investment in 2019	(4,083,349)	$(1,532,652)			$(394,555)		$(2,156,142)

Loss on settlement of debt in 2019	50,093						$50,093

Adjustment to reclassify amount to accrued liabilities	(85,000)						$(85,000)

Balance @12-31-19 (f)	$3,193,548	$(0)	$0	$0	$0	$0	$56,085	$4,221	$0	$3,133,243

F-19

	12-31-19	09-30-19	06-30-19	03-31-19	12-31-18	12-31-17
This includes balances for:	Note (f)	Note (e)	Note (d)	Note (c)	Note (b)	Note (a)
- Debt obligation of JV	0	1,633,872	1,778,872	128,522	289,742	1,500,000
- Convertible NP, net of discount	3,193,548	2,688,555	2,149,170	1,536,271	1,132,668	394,555
- Longterm debt	0	0	0	0	0	172,856
Total Debt balance	3,193,548	4,322,427	3,928,042	1,664,793	1,422,410	2,067,411

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2019 and 2018, the Company issued an aggregate of 9,251,217 and 2,465,463 shares of its common stock in settlement of the issued convertible notes payable and accrued interest.

For the years ended December 31, 2019 and 2018, the Company recorded amortization of debt discounts of $2,906,843 and $732,463, respectively, as a charge to interest expense.

Convertible notes payable are comprised of the following:

	2019	2018
Convertible note payable – John Fife – last due October 27, 2018	$—	$150,959
Convertible note payable – Power Up Lending Group	$294.000	$0
Convertible note payable – Crown Bridge Partners	$110,000	$0
Convertible note payable – Odyssey Funding LLC	$250,000	$0
Convertible note payable – Paladin Advisors LLC	$75,000	$0
Convertible note payable- GS Capital Partners LLC	$173,000	$0
Convertible note payable – Natural Plant Extract	$56,085	$0
Convertible note payable – Robert Hymers III	$96,553	$0
Convertible notes payable-St George-due Dec 31,2019	$2,947,890	$1,877,889
Total	$4,002,528	$2,028,848
Less debt discounts	$(808,980)	$(896,180)
Net	$3,193,548	$1,132,668
Less current portion	$(3,193,548)	$(1,132,668)
Long term portion	$—	$—

Convertible notes payable-Power Up Lending

From July 1 through September 12, 2019, the Company issued four convertible promissory notes in the aggregate principal amount of $294,000 to Power Up Lending (“Power Up”). The promissory notes bear interest at 10% per annum, are due one year from the respective issuance date and include an original issuance discount (“OID”) in aggregate of $12,000. Interest shall accrue from the issuance date, but interest shall not become payable until the notes becomes payable. The notes are convertible at any time at a conversion rate equal to 61% of the Market Price (defined as the lowest trading price during the 15-trading-day period prior to the conversion date). Upon the issuance of these convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the debentures, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $169,202 is being amortized to interest expense over the respective terms of the notes.

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

As of December 31, 2019, the Company owed an aggregate of $294,000 of principal and $12,514 of accrued interest on these convertible promissory notes.

Convertible notes payable-Crown Bridge Partners

From October 1 through December 31, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $225,000 to Crown Bridge Partners LLC (“Crown Bridge”). The promissory notes bear interest at 10% per annum, are due one year from the respective issuance date and include an original issuance discount (“OID”) in aggregate of $22,500. Interest shall accrue from the issuance date, but interest shall not become payable until the notes becomes payable. The notes are convertible at any time at a conversion rate equal to 60% of the Market Price (defined as the lowest trading price during the 15-trading-day period prior to the conversion date). Upon the issuance of these convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the debentures, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $88,674 is being amortized to interest expense over the respective terms of the notes.

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

As of December 31, 2019, the Company owed an aggregate of $110,000 of principal and $2,138 of accrued interest on these convertible promissory notes.

Convertible notes payable-Odyssey Funding LLC

On October 30, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $250,000 to Odyssey Funding LLC (“Odyssey”). The promissory notes bear interest at 12% per annum, are due one year from the respective issuance date and include an original issuance discount (“OID”) in aggregate of $12,500. Interest shall accrue from the issuance date, but interest shall not become payable until the notes becomes payable. The notes are convertible at any time at a conversion rate equal to 55% the average of the two lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market exchange which the Company's shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company or its transfer agent after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price). If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Such conversion shall be effectuated by the Company delivering the shares of Common Stock to the Holder within 3 business days of receipt by the Company of the Notice of Conversion. Accrued but unpaid interest shall be subject to conversion. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC "Chill" on its shares, the conversion price shall be decreased to 45% instead of 55% while that "Chill" is in effect. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days' prior written notice by the Investor)

As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $207,650 is being amortized to interest expense over the respective terms of the notes. As of December 31, 2019, the Company owed an aggregate of $250,000 of principal and $5,096 of accrued interest on these convertible promissory notes.

Convertible notes payable-Paladin Advisors LLC

On October 23, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $75,000 to Paladin Advisors, LLC (“Paladin”). The promissory notes bear interest at 8% per anum,and is due six months from the respective issuance date of the note along with accrued and unpaid interest. Principal and interest to be payable as provided below on that date which is six months from the date of issuance (the “Maturity Date”). All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share (the “Common Stock”) in accordance with the terms of this agreement and shall be made in lawful money of the United States of America. All payments shall be made at such address as the Holder shall hereafter give to the Company by written notice made in accordance with the provisions of this Note. Whenever any amount expressed to be due by the terms of this Note is due on any day which is not a business day, the same shall instead be due on the next succeeding day which is a business day and, in the case of any interest payment date which is not the date on which this Note is paid in full, the extension of the due date thereof shall not be taken into account for purposes of determining the amount of interest due on such date. As used in this Note, the term “business day” shall mean any day other than a Saturday, Sunday or a day on which commercial banks in the city of New York, New York are authorized or required by law or executive order to remain closed.

For so long as there remains any amount due hereunder, the Holder shall have the option to convert all or any portion of the unpaid principal amount of this Note, plus accrued interest (together with the unpaid principal amount, the “Converted Amount”), into shares of the Company’s common stock. The conversion price (the “Conversion Price”) shall be equal to a forty-five percent (45%) discount to the lowest closing bid of the previous ten (10) day trading period, ending on the business day before a Notice of Conversion is delivered to the Company. The number of shares of Common Stock into which the Converted Amount shall be convertible (the “Conversion Shares”) shall be determined by dividing (i) the Converted Amount by (ii) the Conversion Price. For the purposes of this Section 4(a), a conversion shall be deemed to occur on the date that the Company receives an executed copy of the Conversion Notice.

The aggregate debt discount of $46,721 is being amortized to interest expense over the respective terms of the notes. As of December 31, 2019, the Company owed an aggregate of $75,000 of principal and $0 of accrued interest on these convertible promissory notes.

Convertible notes payable-GS Capital Partners LLC

On December 19, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $173,000 to GS Capital Partners LLC (“GS Capital”). The promissory notes bear interest at 10% per annum and is due one year from the respective issuance date and include an original issuance discount (“OID”) in aggregate of $15,000.

The interest will be paid to the Holder in whose name this Note is registered on the records of the Company regarding registration and transfers of this Note. The principal of, and interest on, this Note are payable at 30 Broad Street, Suite 1201, New York, NY 10004, initially, and if changed, last appearing on the records of the Company as designated in writing by the Holder hereof from time to time. The Company will pay each interest payment and the outstanding principal due upon this Note before or on the Maturity Date, less any amounts required by law to be deducted or withheld, to the Holder of this Note by check or wire transfer addressed to such Holder at the last address appearing on the records of the Company. The forwarding of such check or wire transfer shall constitute a payment of outstanding principal hereunder and shall satisfy and discharge the liability for principal on this Note to the extent of the sum represented by such check or wire transfer.

The Holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price ("Conversion Price") for each share of Common Stock equal to 62% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company or its transfer agent after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price). If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Such conversion shall be effectuated by the Company delivering the shares of Common Stock to the Holder within 3 business days of receipt by the Company of the Notice of Conversion. Accrued but unpaid interest shall be subject to conversion. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. To the extent the Conversion Price of the Company’s Common Stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the Conversion Price shall be decreased to 52% instead of 62% while that “Chill” is in effect. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Investor).

As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $166,193 is being amortized to interest expense over the respective terms of the notes. As of December 31, 2019, the Company owed an aggregate of $173,000 of principal and $569 of accrued interest on these convertible promissory notes.

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

As an investment incentive, the Company issued 750,000 five-year warrants, exercisable at $2.40 per share, with certain reset provisions. The aggregate fair value of the issued warrants was $1,588,493. The face value of the debt was then allocated, on a relative fair value basis, between the debt and the warrants. The portion allocated to warrants has been added to the debt discount with a resulting increase in additional paid-in capital. As of the funding date of each tranche of this note, the Company determined the fair value of the embedded derivative associated with the convertibility of this note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. As of the aggregate debt discount of $1,114,698 is being amortized to interest expense over the respective term of each tranche.

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

The promissory notes are convertible, at any time at the lender’s option, at $2.40 per share. However, in the event the Company’s market capitalization (as defined) falls below $30,000,000, the conversion rate is 60% of the 3 lowest closing trade prices due the 20 trading days immediately preceding date of conversion, subject to additional adjustments, as defined. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the lender conversion price. The Company has a right to prepayment of the note, subject to a 15% prepayment premium and is secured by a trust deed of certain assets of the Company. As of December 31, 2019, the Company owed $2,947,890 of principal and $314,547 of accrued interest on this convertible promissory note.

Convertible notes payable - Robert L. Hymers III

On December 23, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $96,552.70 to Robert L. Hymers III (“Hymers”) in satisfaction of funds owed to Mr. Hymers from his consulting contract with the Company for past services rendered and completed. The promissory notes bear interest at 10% per anum, and is due six months from the respective issuance date of the note along with accrued and unpaid interest. Principal and interest to be payable as provided below on that date which is six months from the date of issuance (the “Maturity Date”). All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share (the “Common Stock”) in accordance with the terms of this agreement and shall be made in lawful money of the United States of America. All payments shall be made at such address as the Holder shall hereafter give to the Company by written notice made in accordance with the provisions of this Note. Whenever any amount expressed to be due by the terms of this Note is due on any day which is not a business day, the same shall instead be due on the next succeeding day which is a business day and, in the case of any interest payment date which is not the date on which this Note is paid in full, the extension of the due date thereof shall not be taken into account for purposes of determining the amount of interest due on such date. As used in this Note, the term “business day” shall mean any day other than a Saturday, Sunday or a day on which commercial banks in the city of New York, New York are authorized or required by law or executive order to remain closed.

For so long as there remains any amount due hereunder, the Holder shall have the option to convert all or any portion of the unpaid principal amount of this Note, plus accrued interest (together with the unpaid principal amount, the “Converted Amount”), into shares of the Company’s common stock. The conversion price (the “Conversion Price”) shall be equal to a fifty percent (50%) discount to the lowest closing bid of the previous fifteen (15) day trading period, ending on the business day before a Notice of Conversion is delivered to the Company. The number of shares of Common Stock into which the Converted Amount shall be convertible (the “Conversion Shares”) shall be determined by dividing (i) the Converted Amount by (ii) the Conversion Price. A conversion shall be deemed to occur on the date that the Company receives an executed copy of the Conversion Notice.

The aggregate debt discount of $92,332 is being amortized to interest expense over the respective terms of the notes. As of December 31, 2019, the Company owed an aggregate of $96,552.70 of principal and $212 of accrued interest on these convertible promissory notes. The derivative liability at December 31, 2019 associated with this convertible note was $158,307.

Convertible notes payable – Natural Plant Extract

On April 15, 2019, we entered into a joint venture with Natural Plant Extract of California, Inc., and subsidiaries, to operate a licensed psychoactive cannabis distribution service in California. California legalized THC psychoactive cannabis for medicinal and recreational use on January 1, 2018. On February 3, 2020, we terminated the joint venture.

The Original Material Definitive Agreement

Pursuant to the original material definitive agreement, we agreed to acquire twenty percent (equal to 200,000) of NPE’s authorized shares in exchange for our payment of $2,000,000 and $1,000,000 worth of our restricted common stock. We agreed to form a joint venture with NPE incorporated in California under the name “Viva Buds, Inc.” (“Viva Buds”) for the purpose of operating a California licensed cannabis distribution business pursuant to California law legalizing THC psychoactive cannabis for recreational and medicinal use.

Our payment obligations were governed by a stock purchase agreement which required us to make the following payments:

a. Deposit of $350,000 within 5 days of the execution of the material definitive agreement;

b. Deposit of $250,000 payable within 30 days;

c. Deposit of $400,000 within 60 days;

d. Deposit of $500,000 within 75 days;

e. Deposit of $500,000 within 90 days

We made our initial payment pursuant to this schedule, but otherwise failed to comply with the payment schedule and we were in breach of contract.

Settlement and Release of All Claims Agreement

On February 3, 2020, the Company and NPE entered into a settlement and release of all claims agreement. In exchange for a complete release of all claims, the Company and NPE (1) agreed to reduce our interest in NPE from 20% to 5%; (2) we agreed to pay NPE a total of $85,000 as follows: $35,000 concurrent with the execution of the Settlement and Release of All Claims Agreement, and $25,000 no later than the 5th calendar day for each of the two months following execution of Settlement and Release of All Claims Agreement; and, (3) to retire the balance of our original valuation obligation from the material definitive agreement, representing a shortfall of $56,085.15, in a convertible promissory note, with terms allowing NPE to convert the note into common stock of MCOA at a 50% discount to the closing price of MCOA’s common stock as of the maturity date.

Of the total amount due and payable by us as of the date of this filing, we owe $75,000, and we are in breach of the settlement agreement. On February 3, 2020, we executed a convertible promissory note in the amount of $56,085.15 to NPE. Additionally, as a result of our settlement agreement with NPE, we became liable to pay NPE our 5% portion equal to $25,902 of the regulatory charges to the City of Lynwood and the State of California to transfer the cannabis licenses back to NPE. To date, we have not paid this amount and it is due and owing.

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

At December 31, 2018, the Company determined the aggregate fair values of $2,256,631 of embedded derivatives. The fair values were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 112.98% to 240.62%, (3) weighted average risk-free interest rate of

1.59% to 2.56%, (4) expected life of 0.083 to 1 year, and (5) estimated fair value of the Company's common stock from $0.0203 per share.

For the year ended December 31, 2019, the Company recorded a loss on the change in fair value of derivative liabilities of $2,123,570, while for the year ended December 31, 2018, the Company recorded a gain on the change in fair value of derivative liabilities of $1,443,249. For the years ended December 31, 2019 and 2018, the Company recorded amortization of debt discounts of $2,906,843 and $1,146,549, respectively, as a charge to interest expense, respectively.

NOTE 6 – DERIVATIVE LIABILITIES

As described in Notes 4 and 7, the Company issued convertible notes and warrants that contained conversion features and a reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

If an embedded conversion option in a convertible debt instrument no longer meets the bifurcation criteria in this Subtopic, an issuer shall account for the previously bifurcated conversion option by reclassifying the carrying amount of the liability for the conversion option (that is, its fair value on the date of reclassification) to shareholders' equity. Any debt discount recognized when the conversion option was bifurcated from the convertible debt instrument shall continue to be amortized.

NOTE 7 – STOCKHOLDERS’ DEFICIT

 Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock as of December 31, 2019 and December 31, 2018. As of December 31, 2019, and 2018, the Company has designated and issued 10,000,000 shares of Class A Preferred Stock.

Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

Common stock

The Company is authorized to issue 5,000,000,000 shares of $0.001 par value common stock as of December 31, 2019 and 2018. As of December 31, 2019, and 2018, the Company had 77,958,081 and 42,687,301, respectively, common shares issued and outstanding.

On September 3, 2019, the Company completed a 1 for 60 reverse stock-split of its common stock.

In 2019, the Company issued an aggregate of 141,669 shares of its common stock in settled amounts previously accrued with an estimated fair value of $193,800

In 2019, the Company issued an aggregate of 18,510,381 shares of its common stock for services rendered with an estimated fair value of $3,293,688.

In 2019, the Company issued an aggregate of 9,251,217 shares of its common stock in settlement of convertible notes payable and accrued interest with an estimated fair value of $3,388,774.

In 2019, the Company issued an aggregate of 1,000,000 shares of its common stock in issuance of warrants and BCF with convertible debt with an estimated fair value of $856,717.

In 2019, the Company issued an aggregate of 1,220,856 shares of its common stock in conversion of related party notes payable with an estimated fair value of $1,182,415.

In 2019, the Company issued an aggregate of 1,653,175 common shares of its common stock in exchange for exercise of warrants on a cashless basis.

In 2019, the Company sold shares 222,221 shares of its common stock with an estimated value of $65,000.

In 2019, the Company issued an aggregate of 2,082,398 common shares in settlement of a legal cases with an estimated fair value of $541,424.

In 2019, the Company issued an aggregate of 2,222,047 common shares in settlement of a for investments in joint ventures with an estimated fair value of $1,219,040.

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

The following table summarizes the stock option activity for the years ended December 31, 2019 and 2018:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	16,666,667	$0.30	7.76	$15,400,000
Granted	-
Forfeitures or expirations	-
Outstanding at December 31, 2018	16,666,667	$0.30	6.76	$15,296,667
Granted	-
Forfeitures or expirations	(16,666,667)	0.30
Outstanding at December 31, 2019	0(1)	$-	-	-
Exercisable at December 31, 2019	0(1)	$-	-	$-

(1) On February 27, 2019, Donald Steinberg and Charles Larsen cancelled previously issued options to purchase an aggregate of 16,666,667 shares at an average exercise price of $0.30 per share, representing 100% of all previously issued option.

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0 and $1.22 as of December 31, 2019 and 2018, respectively, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at December 31, 2019(1):

Options Outstanding(1)		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$-	-	-	-

The stock-based compensation expense related to option grants was $0 and $450,000 during the years ended December 31, 2019 and 2018, respectively.

(1) On February 27, 2019, Donald Steinberg and Charles Larsen cancelled previously issued options to purchase an aggregate of 16,666,667 shares at an average exercise price of $0.30 per share, representing 100% of all previously issued options.

Warrants

The following table summarizes the stock warrant activity for the two years ended December 31, 2019:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	186,550	$2.40		$1,873,492
Granted	1,827,564	2.34
Forfeitures or expirations	(166,667)	$1.50-
Outstanding at December 31, 2018	1,847,447
Granted	2,370,298	1.98
Exercised	(192,521)	1.78
Forfeitures or expirations	(14,113)	1.80
Outstanding at December 31, 2019	4,011,111	$2.15	3.60	$-
Exercisable at December 31, 2019	4,011,111	$2.15	3.60	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.07 and $1.22 as of December 31, 2019 and 2018, respectively, which would have been received by the warrant holders had those option holders exercised their warrants as of that date.

The following table presents information related to warrants at December 31, 2019:

Warrants Outstanding		Warrants Exercisable
Exercise Price	Number of Warrants	Weighted Average Remaining Life In Years	Exercisable Number of Warrants
$0.01 - $1.00	484,187	2.70	484,187
$1.01 - $2.00	27,778	2.50	27,778
$2.01 - $3.00	3,499,146	3.74	3,499,146

In connection with the issuance of convertible notes payable, the Company issued an aggregate of 2,370,298 warrants to purchase the Company’s common stock from $0.26 to $2.40, vesting immediately and expiring 5 years from the date of issuance. (See Note 7)

NOTE 8 — FAIR VALUE MEASUREMENT

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

As of December 31, 2019, and 2018, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of December 31, 2019, and 2018, the Company did not have any derivative instruments that were designated as hedges.

The combined derivative and warrant liability as of December 31, 2019 and 2018, in the amounts of $5,222,186 and $2,256,631, respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the two years ended December 31, 2019:

The derivative liabilities as of December 31, 2019 and 2018, in the amount of $5,693,071 and $2,256,631, respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2019:

Debt Derivative
Balance, December 31, 2018	$2,256,631
Increase resulting from initial issuances of additional convertible notes payable	2,895,717
Decreases resulting from conversion or payoff of convertible notes payable	(1,582,847)
Mark-to-market at December 31, 2019	2,123,570
Balance, December 31, 2019	$5,693,071

Net change in fair value included in earnings related to derivative liabilities during the year ended December 31, 2019	$2,123,570

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the year ended December 31, 2019, the Company’s stock price decreased significantly from initial valuations. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related and working capital purposes. As of December 31, 2019, and 2018, there were no related party advances outstanding.

As of December 31, 2019, and 2018, accrued compensation due officers and executives included as accrued compensation was $4,875 and $454,316, respectively.

For the years ended December 31, 2019 and 2018, the Company had sales to related parties of $21,157 and $11,683, respectively.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Employment contracts

 On February 3, 2020, we entered into an executive employment agreement with Jesus Quintero, our CEO and CFO providing for gross salary of $15,000 monthly, consisting of $12,000 in cash and $3,000 worth of our common stock valued on the closing price of our common stock on the last trading day of each month.

On February 28, 2020, the Company entered into executive contracts with its directors Edward Manolos and Themistocles Psomiadis . The agreements are for a term lasting from the effective date until the earlier of the date of the next annual or special stockholders meeting called for the purposes of electing directors, and the earliest of the following to occur: (a) the death of the Director; (b) the termination of the Director from his membership on the Board by the mutual agreement of the Company and the Director; (c) the removal of the Director from the Board by the majority stockholders of the Company; and (d) the resignation by the Director from the Board. Mr. Psomiadis and Mr. Manolos’s 2020 contracts provide for payments of $5,000 quarterly.

Operating lease

On July 1, 2019, the Company entered into a lease extension agreement, whereby the Company leased for office space in Escondido, California, commencing June 30, 2020 and expiring on June 30, 2021 at a base monthly lease rate of $1,308.88 per month through June 30, 2020, and $1,348.14 to June 30, 2021.

To evaluate the impact on adoption of ASC842 – Leases, on the accounting treatment for leasing of real office property referred to as the “Premises”. The premises is located in Escondido, CA.

On July 1, 2019, the Company entered into a lease extension agreement for its single operating lease, whereby the Company extended its office lease Escondido, California,  in for two year. The extension period commenced on June 30, 2020 and will expire on June 30, 2021 at a base monthly lease rate of $1,308.88 per month through June 30, 2020, and $1,348.14 to June 30, 2021.

To evaluate the impact on adoption of ASC842 – Leases, on the accounting treatment for leasing of real office property referred to as the “Premises”. The premises is located in Escondido, CA.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 10% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $22,101 and operating lease liabilities of $22,219 as of December 31, 2019. Operating lease expense for the year ended December 31, 2019 was $30,048.76. The Company had cash used in operating activities related to leases of $29,930.76 during the year ended December 31, 2019. The lease has a remaining term of eighteen months.

The following table provides the maturities of lease liabilities at December 31, 2019:

Maturity of Lease Liabilities at December 31, 2019
2020	$15,942
2021	8,089
2021 and thereafter	-
-
Total future undiscounted lease payments	24,031
Less: Interest	(1,812)
Present value of lease liabilities	$22,219

Minimum lease payments under the Company’s operating lease under ASC 840 as of for 2020 and 2021 are $15,942 and $8,089, respectively.

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Bougainville Ventures

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

Caren Glasser

On March 2, 2020, Caren Glasser filed a request for arbitration against the Company alleging non-payment for past due compensation. The case was filed in the in the American Arbitration Association under Case no. 01-20-0000-6290. The Company and Ms. Glasser agreed to settle her dispute on May 7, 2020. The settlement agreement obligates the Company to pay Ms. Glasser $24,000 thirty days of Ms. Glasser’s review and execution, consistent with the Older Workers Benefit Protection Act (29 U.S.C. § 626(f).

NOTE 11 – INCOME TAXES

At December 31, 2019, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $74,164,213, expiring in the year 2038, that may be used to offset future taxable income, but could be limited under Section 382. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

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

The Company is required to file income tax returns in the U.S. Federal jurisdiction and in California. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2016.

The Company’s deferred taxes as of December 31, 2019 and 2018 consist of the following:

	2019	2018
Non-Current deferred tax asset:
Net operating loss carry-forwards	$74,164,213	$53,983,895
Valuation allowance	(74,164,213)	(53,983,895)
Net non-current deferred tax asset	$—	$—

NOTE 12 – SUBSEQUENT EVENTS

On April 15, 2019, we entered into a joint venture with Natural Plant Extract of California, Inc., and subsidiaries, to operate a licensed psychoactive cannabis distribution service in California. California legalized THC psychoactive cannabis for medicinal and recreational use on January 1, 2018. On February 3, 2020, we terminated the joint venture.

The Original Material Definitive Agreement

Pursuant to the original material definitive agreement, we agreed to acquire twenty percent (equal to 200,000) of NPE’s authorized shares in exchange for our payment of $2,000,000 and $1,000,000 worth of our restricted common stock. We agreed to form a joint venture with NPE incorporated in California under the name “Viva Buds, Inc.” (“Viva Buds”) for the purpose of operating a California licensed cannabis distribution business pursuant to California law legalizing THC psychoactive cannabis for recreational and medicinal use.

Our payment obligations were governed by a stock purchase agreement which required us to make the following payments:

a. Deposit of $350,000 within 5 days of the execution of the material definitive agreement;

b. Deposit of $250,000 payable within 30 days;

c. Deposit of $400,000 within 60 days;

d. Deposit of $500,000 within 75 days;

e. Deposit of $500,000 within 90 days

We made our initial payment pursuant to this schedule, but otherwise failed to comply with the payment schedule and we were in breach of contract.

Settlement and Release of All Claims Agreement

On February 3, 2020, the Company and NPE entered into a settlement and release of all claims agreement. In exchange for a complete release of all claims, the Company and NPE (1) agreed to reduce our interest in NPE from 20% to 5%; (2) we agreed to pay NPE a total of $85,000 as follows: $35,000 concurrent with the execution of the Settlement and Release of All Claims Agreement, and $25,000 no later than the 5th calendar day for each of the two months following execution of Settlement and Release of All Claims Agreement; and, (3) to retire the balance of our original valuation obligation from the material definitive agreement, representing a shortfall of $56,085.15, in a convertible promissory note, with terms allowing NPE to convert the note into common stock of MCOA at a 50% discount to the closing price of MCOA’s common stock as of the maturity date.

Of the total amount due and payable by us as of the date of this filing, we owe $75,000, and we are in breach of the settlement agreement. On February 3, 2020, we executed a convertible promissory note in the amount of $56,085.15 to NPE. Additionally, as a result of our settlement agreement with NPE, we became liable to pay NPE our 5% portion equal to $25,902 of the regulatory charges to the City of Lynwood and the State of California to transfer the cannabis licenses back to NPE. To date, we have not paid this amount and it is due and owing. As of the date of this filing, there is no pending legal action by NPE against us for these matters.

On February 3, 2020, the Company entered into an executive employment agreement with Jesus Quintero, our CEO and CFO providing for a gross salary of $15,000 monthly, consisting of $12,000 in cash and $3,000 worth of our common stock valued on the closing price of our common stock on the last trading day of each month.

On February 28, 2020, Themistocles Psomiadis was appointed as an independent member to the board of directors.

On February 28, 2020, the Company entered into executive contracts with its directors Edward Manolos and Themistocles Psomiadis. The agreements are for a term lasting from the effective date until the earlier of the date of the next annual or special stockholders meeting called for the purposes of electing directors, and the earliest of the following to occur: (a) the death of the Director; (b) the termination of the Director from his membership on the Board by the mutual agreement of the Company and the Director; (c) the removal of the Director from the Board by the majority stockholders of the Company; and (d) the resignation by the Director from the Board. Mr. Psomiadis and Mr. Manolos’s 2020 contracts provide for payments of $5,000 quarterly.’

On March 30, 2019, Robert Coale resigned as a member of the board of directors.

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

In connection with this annual report, as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of December 31, 2019, under the supervision of our Board of Directors, our Principal Executive Officer and Principal Financial Officer. In designing and evaluating the Company's disclosure controls and procedures, the Company's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

As of the date of this annual report on Form 10-K, the Company determined that its disclosure controls and procedures were not effective due to a material weakness and significant deficiency identified in the Company's internal control over financial reporting, described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

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

Based on this evaluation, the Company's management concluded its internal control over financial reporting was not effective as of December 31, 2019. The ineffectiveness of the Company's internal control over financial reporting was due to the following identified material weaknesses and significant deficiencies:

Material Weakness

(1) We lack organizational controls designed to allow us to gather and provide our auditor timely documentation concerning our financial records. This material weakness causes us to not be able to provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and effectively close our books in a timely fashion and report to the Commission consistent with its rules and forms.

Significant Deficiency

(a) We do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

(b) We do not have procedures in place to update our disclosures to include relevant accounting standards updates.

Changes in Internal Control over Financial Reporting.

In order to address the material weakness and significant deficiency noted above, we made the following respective changes to our internal control over financial reporting, numbered to correspond with the foregoing discussion:

(1)(a) After our year ended December 31, 2018, we considered and approved on May 28, 2019, an internal audit sub-committee to obtain timely information on a weekly basis on the status of our various joint ventures, and their respective budgets, expenses and variances on balances.

Since then, our joint ventures with Bougainville Ventures, Inc., GateC Technologies, Inc. and Global Hemp Group – New Brunswick have all been determined to be fully impaired. However, given our past identification of material weaknesses in the recordation of our financial transactions and reporting, we decided to maintain our internal committee headed by Mr. Jesus Quintero, our Chief Executive and Financial Officer, to review our financial accounting and reporting procedures to prevent future accounting reporting problems to our audit firm. We additionally retained accounting personnel to help us in this effort. Although we believe our continued implementation of this framework will provide an effective preventative control that will allow us to provide our auditor timely information about our joint ventures so that we can close our books in a timely fashion and file our reports to the Commission consistent with its rules and forms, our evaluation of its effectiveness is not complete and will require further review, assessment and disclosure. Therefore, this material weakness is not resolved.

(b) We also included as part of our closing process a checklist to review and update accounting standard updates to be reviewed and approved by our Chief Financial Officer and auditor for inclusion in our Commission filings. We expect that this remedy will insure that our disclosures going forward will include the appropriate accounting standards updates and will remedy the significant deficiency. Therefore, we believe this significant deficiency to be remediated.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director nominee, as of December 31, 2019.

Name	Principal Occupation	Age	Director Since
Donald Steinberg(1)	Director, Chairman of the Board, CEO	70	2015
Charles Larsen(2)	Director	61	2015
Robert Coale(3)	Director	60	2018
Edward Manolos	Director	46	2019
Jesus Quintero(4)	Director, CEO, CFO	59	2019

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

Jesus Quintero, Director. From January, 2013 to September, 2014, Mr. Quintero served as the Chief Financial Officer of Brazil Interactive Media, Inc. Mr. Quintero is also the current CFO for Mass Roots Inc. (OTC: MSRT ). From 2011 to the present, Mr. Quintero has served as a financial consultant to several multi-million dollar businesses in South Florida. He has extensive experience in public company reporting and SEC/SOX compliance, and held senior finance positions with Avnet, Inc. (NYSE: AVT), Latin Node, Inc., Globetel Communications Corp. (AMEX: GTE) and Telefonica of Spain. His prior experience also includes tenure with Price Waterhouse and Deloitte & Touche. Mr. Quintero earned a B.S. in Accounting from St. John’s University and is a certified public accountant.

Edward Manolos, Director. Mr. Manolos is a twenty-five percent owner of Imperial Diversified Holdings, LLC (“Imperial”) a California limited liability company and lessor of real property in Lynwood, California to Natural Plant Extracts, Inc., a California corporation and joint venture partner with the registrant in an operation that will lease Imperial’s real property. The registrant has not and is not expected to be named to any board committees. The registrant and Mr. Manolos entered into an independent director agreement whereby the registrant agreed to compensate Mr. Manolos with ten thousand dollars paid quarterly, and a one-time issuance upon signing of five million shares of registrant common stock.

Mr. Edward Manolos opened the very first Medical Marijuana Dispensary in Los Angeles County in 2004 called CMCA. He is also credited with starting Los Angeles' first Medical Marijuana farmer's market referred to as "The California Heritage Farmer's Market," which attracted local and international media attention and was the first of its kind.

Mr. Manolos is also the founder of many successful companies, such as Everest Biosynthesis Group and Natural Plant Extracts USA (NPE), a leading producer of pharmaceutical grade CBD that holds the largest market share in the USA. He also Co-founded Ocen Communications Inc. in 1997 (NASDAQ: OCEN), an Asia-focused internet communications service provider transmitting voice, fax, and data communications for consumers, carriers and corporations. His diverse entrepreneurial focus led him on to launch the KIWIBERRI Frozen yogurt franchise in 2005. The company is a California based frozen yogurt franchised that has opened several locations throughout Los Angeles, Nevada, and Florida.

Mr. Manolos has provided consulting services to several companies and has helped them obtain marijuana retail and production licenses in California and Washington, including Cannabis Strategic Ventures (OTC: NUGS). He graduated from the University of California Riverside with a double major in Computer Science and Business Management. Mr. Manolos also serves as a director of Cannabis Global Inc. (OTC: MCTC).

(1) Charles Larsen resigned as a director on February 27, 2019.

(2) Donald Steinberg resigned as a director and CEO on December 6, 2019.

(3) Robert Coale resigned on March 30, 2020.

(4) The Company appointed Jesus Quintero CEO on December 6, 2019 and CFO on September 1, 2018.

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer, chief development officer, chief operating officer and chief technology officer. The following table sets forth information regarding our executive officers as of December 31, 2019.

Name	Principal Occupation	Age	Officer Since
Donald Steinberg(1)	CEO, Treasurer	70	2015
Jesus Quintero(2)	CEO, Treasurer	59	2019
Jesus Quintero	CFO	59	2018

Mr. Steinberg’s biographical summary is included under “Our Board of Directors.” Mr. Steinberg resigned as CEO and Treasurer on December 6, 2019.

Jesus Quintero’s biographical summary is included under “Our Board of Directors.” We appointed Mr. Quintero CEO and Treasurer on December 6, 2019.

(1) Mr. Steinberg resigned as CEO and Treasurer on December 6, 2019.

(2) Mr. Quintero was appointed CEO and Treasurer on December 6, 2019.

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

Based solely on our review of such forms furnished to us, and written representations from certain reporting persons, Donald Steinberg filed Form 4 late for twenty-three transactions and Charles Larsen filed Form 4 late for five transactions. Otherwise, we believe that all filing requirements applicable to our other executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2019 were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Donald Steinberg,	2019	333,871		1,033,333	—	—	1,367,204
Principal	2018	360,000	—		—	—	360,000
Executive Officer(1)	2017	180,000	—	5,676,000	—	—	5,856,000

Jesus Quintero	2019	46,500	$2,500	262,333	—	—	311,333
Principal Financial Officer, Principal Executive Officer(2)	2018	7,500	$1,500	8,700	—	—	17,700
	2017	—	—	—	—	—	—

(1) Donald Steinberg resigned as CEO on December 6, 2019.

(2) The Company appointed Jesus Quintero CFO on August 31, 2018 and CEO on December 6, 2019.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Outstanding Equity Awards at December 31, 2019

As of December 31, 2019, no stock-based compensation awards to any of our named executive officers were outstanding.

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2019 by each individual who served as a non-employee director at any time during the fiscal year:

2019 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Donald Steinberg(1)	0	1,367,204	1,367,400
Charles Larsen(2)	0	40,000	40,000
Robert Coale	58,650	266,333	324,983
Edward Manolos	20,000	356,833	376,833
Jesus Quintero	49,000	262,333	311,333

(1) Mr. Steinberg resigned as director on December 6, 2019.

(2) Mr. Larsen resigned as director on February 27, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2019 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent(3)
Named Executive Officers and Directors:
Donald Steinberg(4)	10,852,369	13.92%
Jesus Quintero(5)	1,687,333	2.16%
Charles Larsen(6)	6,552,881	8.40%
Robert Coale	1,683,333	2.15%
Edward Manolos	1,766,667	2.26%
All executive officers and directors as a group (5 persons)	22,542,583	28.89%

*Denotes less than 1%

(1)

Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Readers should refer to the table below for disclosures of the ownership of Preferred Class “A” shares which carry separate voting rights and preferences.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.
(3)

Calculated on the basis of 77,958,081 shares of common stock outstanding as of December 31, 2019, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after December 31, 2019.

(4)	Donald Steinberg resigned as an officer and director as of December 6, 2019.

(5)	Jesus Quintero was appointed CFO on September 1, 2018 and CEO on December 6, 2019.

(6)	Charles Larsen resigned his director position on February 27, 2019.

The following table sets forth information known to us regarding the beneficial ownership of our Class “A” preferred common stock as of December 31, 2019.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Class
Class “A” Preferred Stock	Jesus Quintero 16860 Southwest 1st Street Pembroke Pines, FL 33027	3,333,333	33.33%
Class “A” Preferred Stock	Robert Coale 3835 E Thousand Oaks Blvd. Westlake Village, CA 91362	3,333,333	33.33%
Class “A” Preferred Stock	Edward Manolos 1100 Wilshire Boulevard #2808 Los Angeles CA 90017	3,333,333	33.33%

(1)

Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Class “A” preferred common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. The holders of the Class “A” Preferred Stock shall vote for the election of directors, and shall have full voting rights, except that each Class “A” Preferred share shall entitle the holder to exercise one hundred (100) votes for each one (1) Class A Preferred Share held. Mr. Jesus Quintero, Mr. Edward Manolos and Mr. Robert Coale, each own 3,333,333 Class “A” Preferred Shares. Any two of these shareholders control in excess of 50% of the votes eligible to be cast on any decision regarding corporate actions under Utah law that are assigned to a vote of the stockholders, including but not limited to: (i) the sale of all or substantially all of its property; (ii) the election of directors; (iii) dissolving the corporation; (iv) amending the articles of incorporation; and, (v) approving a merger or consolidation. The beneficial owners of the Class “A” Preferred Stock vote with the common stockholders and the designated preferences cannot be modified but for a majority vote of the common shares eligible to vote as a class.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	—

(1)	On February 27, 2019, Donald Steinberg and Charles Larsen cancelled previously issued options to purchase an aggregate of 1,000,000,000 shares at an average exercise price of $0.0005 per share.

(3)	The Company equity compensation grants to date have been approved on a grant-by-grant basis, as opposed to under an umbrella equity compensation plan establishing a total number of grants available.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to Item 404(d) of Reg. SK, we have entered into the following related party transactions for the fiscal year ended December 31, 2019:

On May 8, 2018, the Company entered into a joint venture with Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation. The purpose of the joint venture is to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture is in the development stage. On May 30, 2018, the joint venture purchased TTO’s 15% interest in the joint venture for $30,000. Global Hemp Group, Inc. is a related party insofar as its director, Charles Larsen, is a current stockholder, and a former director of the Company. Further, Donald Steinberg, our former director and CEO, is also a stockholder in this joint venture with Global Hemp Group, Inc.

As part of Donald Steinberg’s resignation as our director and chief executive officer as on December 6, 2019, his loan of $158,140 on December 31, 2018, together with accrued interest of 5% per annum, due and payable by December 31, 2019, was forgiven.

As part of Charles Larsen’s resignation as our director on February 27, 2019, his December 31, 2018 loan of $82,000, together with accrued interest of 5% per annum, due and payable by December 31, 2019, was forgiven.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2019 and 2018 by L&L CPAs, PA:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees(1)	$55,032	$38,384
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$55,032	$38,384

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by L&L CPAs, PA in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Exhibit No	Exhibit Title	Filed Herewith	Form	Filing Date
3(i)	Articles of Incorporation		1012g	5/23/2017
3(ii)	By-Laws		1012g	5/23/2017
3(iii)	Amendment to Articles – February 2009		1012g	5/23/2017
3(iv)	Amendment to Articles – July 2013		1012g	5/23/2017
3(v)	Amendment to Articles – August 2015		1012g	5/23/2017
3(vi)	Amendment to Articles – September 2015		1012g	5/23/2017
10(i)	Material Contract – Bougainville Ventures, Inc. Joint Venture		1012g	5/23/2017
10(ii)	Material Contract – GateC Research, Inc. Joint Venture		1012g	5/23/2017
10(iii)	Material Contract – MultiSoft Corporation		1012g	5/23/2017
10(iv)	Material Contract – CBD Global		1012g A-2	9/12/2017
10(v)	Material Contract – Office Lease		1012g A-2	9/12/2017
10(vi)	Material Contract – Executive Employment Agreement - Larsen		1012g A-2	9/12/2017
10(vii)	Material Contract – Executive Employment Agreement - Hymers		1012g A-2	9/12/2017
10(viii)	Material Contract – Executive Employment Agreement - Steinberg		1012g A-2	9/12/2017
10(ix)	Material Contract – St. George Investments, LLC Convertible Promissory Note		10Q 6/30/17	8/21/2017
10(x)	Material Contract – St. George Investments, LLC Forbearance Agreement		10Q 6/30/17	8/21/2017
10(xi)	Material Contract – St. George Investments, LLC Securities Purchase Agreement		8K; 11/1/17	11/6/2017
10(xii)	Material Contract – St. George Investments, LLC Secured Convertible Promissory Note		8-K 11/1/17	11/6/2017
10(xiii)	Material Contract – St. George Investments, LLC Warrant to Purchase Shares of Common Stock		8-K 11/1/17	11/6/2017
10(xiv)	Material Contract – Tangiers Global, LLC Investment Agreement		10Q 6-30-17	8/21/2017
10(xv)	Material Contract – Tangiers Global, LLC Registration Rights Agreement		10Q 6-30-17	8/21/2017
10(xvi)	Material Contract – Tangiers Global, LLC Convertible Promissory Notes		10Q 6-30-17	8/21/2017
10(xvii)	Material Contract – St. George Investments, LLC Convertible Promissory Note.		10Q 6-30-17	8/21/2017
10(xviii)	Material Contract – Amendment to Bougainville Ventures Joint Venture Agreement		8-K 11-6-17	11/8/2017
10(xiv)	Material Contract – Conveniant Hemp Mart, LLC Interest Option Agreement		8-K 11-20-17	11/27/2017
10(xx)	Material Contract – Settlement Agreement and Mutual Release of All Claims – Tangiers Global, LLC		10-Q-A 9-30-17	12/11/2017
10(xxi)	Material Contract – Summary of Oral Extension Agreement for Funding GateC Research, Inc.		10-K 12-31-17	4/17/2018
10(xxii)	Material Contract – Rescission and Mutual Release Agreement with GateC Research, Inc.		8-K 3-19-18	3/20/2018
10(xxiii)	Material Contract – Global Hemp Group, Inc. Joint Venture Agreement		10K 12-31-17	4/17/2018
10(xxiv)	Material Contract – Stock Purchase Agreement, MoneyTrac Technology, Inc.		10K 12-31-17	4/17/2018
10(xxv)	Material Contract – Lease Extension	X
10(xxvi)	Material Contract – Edward Manolos Contract		8-K	3/6/2020
10(xxvii)	Material Contract – Jesus Quintero Contract	X
10(xxviii)	Material Contract - Themistocles Psomiadis Contract		8-K	3/6/2020
10(xxiv)	Material Contract – NPE Settlement Agreement		8-K	2/10/2020
21	Subsidiaries of Registrant		1012g	5/23/2017
99(i)	Equity Incentive Plan		1012g A-2	9/12/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

Date: May 14, 2020	MARIJUANA COMPANY OF AMERICA, INC.
	By:	/S/ Jesus M Quintero Jesus M Quintero Principal Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jesus Quintero with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their and his or her substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jesus M. Quintero	Principal Executive Officer	May 14, 2020
Jesus M Quintero

/s/ Jesus M. Quintero	Principal Accounting Officer	May 14, 2020
Jesus M Quintero

/s/ Edward Manolos
Edward Manolos	Director	May 14, 2020

/s/ Jesus M. Quintero	Director	May 14, 2020
Jesus M Quintero

/s/ Themistocles Psomiadis Themistocles Psomiadis	Director	May 14, 2020

