Form 10-K/A
period 2019-12-31
Marijuana Co of America, Inc.
filed 2020-06-24
CIK 1078799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

May 14, 2020

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Audited)

	December 31,
	2019	2018

ASSETS
Current assets:
Cash	$211,765	$359,577
Short-term Investments	27,403	810,000
Accounts receivable, net	18,317	46,376
Inventory	149,175	186,989
Other current assets	11,034	93,833
Total current assets	417,694	1,496,775

Property and equipment, net	7,512	12,430

Other assets:
Long-term Investments	693,915	408,077
Right-of-use assets	22,101	-
Security deposit	2,500	2,500

Total assets	$1,143,722	$1,919,782

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$797,789	$416,444
Accrued compensation	4,875	454,316
Accrued liabilities	522,258	216,946
Debt obligations of Joint venture	-	289,742
Notes payable, related parties	40,000	287,140
Convertible notes payable, net of debt discount of $808,890 and $896,180, respectively	3,193,548	1,132,668
Right-of-use liabilities – current portion	14,361	—
Warrant liability to be settled	192,115	—
Contingency Liability	956,251	—
Subscriptions payable	330,797	—
Derivative liability	5,693,071	2,256,631
Total current liabilities	11,745,065	5,053,887

Noncurrent liabilities
Right-of-use liabilities	7,858	—

Total liabilities	11,752,923	5,053,887

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018	10,000	10,000
Class B preferred stock, $0.001 par value, 5,000,000 shares designated, 0 shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 77,958,081 and 42,687,301 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	77,958	42,687
Common Stock to be issued	-	90,000
Additional paid in capital	63,467,054	50,707,103
Accumulated deficit	(74,164,213)	(53,983,895)
Total stockholders' deficit	(10,609,201)	(3,134,105)

Total liabilities and stockholders' deficit	$1,143,722	$1,919,782

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director nominee, as of December 31, 2019.

Name	Principal Occupation	Age	Director Since
Donald Steinberg(1)	Director, Chairman of the Board, CEO	70	2015
Charles Larsen(2)	Director	61	2015
Robert Coale(3)	Director	60	2018
Edward Manolos	Director	46	2019
Jesus Quintero(4)	Director, Chairman of the Board, CEO, CFO	59	2019

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Exhibit No	Exhibit Title	Filed Herewith	Form	Filing Date
3(i)	Articles of Incorporation		1012g	5/23/2017
3(ii)	By-Laws		1012g	5/23/2017
3(iii)	Amendment to Articles – February 2009		1012g	5/23/2017
3(iv)	Amendment to Articles – July 2013		1012g	5/23/2017
3(v)	Amendment to Articles – August 2015		1012g	5/23/2017
3(vi)	Amendment to Articles – September 2015		1012g	5/23/2017
10(i)	Material Contract – Bougainville Ventures, Inc. Joint Venture		1012g	5/23/2017
10(ii)	Material Contract – GateC Research, Inc. Joint Venture		1012g	5/23/2017
10(iii)	Material Contract – MultiSoft Corporation		1012g	5/23/2017
10(iv)	Material Contract – CBD Global		1012g A-2	9/12/2017
10(v)	Material Contract – Office Lease		1012g A-2	9/12/2017
10(vi)	Material Contract – Executive Employment Agreement - Larsen		1012g A-2	9/12/2017
10(vii)	Material Contract – Executive Employment Agreement - Hymers		1012g A-2	9/12/2017
10(viii)	Material Contract – Executive Employment Agreement - Steinberg		1012g A-2	9/12/2017
10(ix)	Material Contract – St. George Investments, LLC Convertible Promissory Note		10Q 6/30/17	8/21/2017
10(x)	Material Contract – St. George Investments, LLC Forbearance Agreement		10Q 6/30/17	8/21/2017
10(xi)	Material Contract – St. George Investments, LLC Securities Purchase Agreement		8K; 11/1/17	11/6/2017
10(xii)	Material Contract – St. George Investments, LLC Secured Convertible Promissory Note		8-K 11/1/17	11/6/2017
10(xiii)	Material Contract – St. George Investments, LLC Warrant to Purchase Shares of Common Stock		8-K 11/1/17	11/6/2017
10(xiv)	Material Contract – Tangiers Global, LLC Investment Agreement		10Q 6-30-17	8/21/2017
10(xv)	Material Contract – Tangiers Global, LLC Registration Rights Agreement		10Q 6-30-17	8/21/2017
10(xvi)	Material Contract – Tangiers Global, LLC Convertible Promissory Notes		10Q 6-30-17	8/21/2017
10(xvii)	Material Contract – St. George Investments, LLC Convertible Promissory Note.		10Q 6-30-17	8/21/2017
10(xviii)	Material Contract – Amendment to Bougainville Ventures Joint Venture Agreement		8-K 11-6-17	11/8/2017
10(xiv)	Material Contract – Conveniant Hemp Mart, LLC Interest Option Agreement		8-K 11-20-17	11/27/2017
10(xx)	Material Contract – Settlement Agreement and Mutual Release of All Claims – Tangiers Global, LLC		10-Q-A 9-30-17	12/11/2017
10(xxi)	Material Contract – Summary of Oral Extension Agreement for Funding GateC Research, Inc.		10-K 12-31-17	4/17/2018
10(xxii)	Material Contract – Rescission and Mutual Release Agreement with GateC Research, Inc.		8-K 3-19-18	3/20/2018
10(xxiii)	Material Contract – Global Hemp Group, Inc. Joint Venture Agreement		10K 12-31-17	4/17/2018
10(xxiv)	Material Contract – Stock Purchase Agreement, MoneyTrac Technology, Inc.		10K 12-31-17	4/17/2018
10(xxv)	Material Contract – Lease Extension		10K 12-31-19	5/14/2020
10(xxvi)	Material Contract – Edward Manolos Contract		8-K	3/6/2020
10(xxvii)	Material Contract – Jesus Quintero Contract		10K 12-31-19	5/14/2020
10(xxviii)	Material Contract - Themistocles Psomiadis Contract		8-K	3/6/2020
10(xxiv)	Material Contract – NPE Settlement Agreement		8-K	2/10/2020
21	Subsidiaries of Registrant		1012g	5/23/2017
99(i)	Equity Incentive Plan		1012g A-2	9/12/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

Date: June 24, 2020	MARIJUANA COMPANY OF AMERICA, INC.
	By:	/S/ Jesus M Quintero Jesus M Quintero Principal Executive Officer

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

Name	Title	Date

/s/ Jesus M. Quintero	Principal Executive Officer	June 24, 2020
Jesus M Quintero

/s/ Jesus M. Quintero	Principal Accounting Officer	June 24, 2020
Jesus M Quintero

/s/ Edward Manolos
Edward Manolos	Director	June 24, 2020

/s/ Jesus M. Quintero	Director	June 24, 2020
Jesus M Quintero

/s/ Themistocles Psomiadis Themistocles Psomiadis	Director	June 24, 2020

