Form 10-Q
period 2020-03-31
Marijuana Co of America, Inc.
filed 2020-06-25
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of March 31, 2020, and June 25, 2020 there were 126,702,818 and 469,288,933 shares of registrant’s common stock outstanding respectively.

EXPLANATORY NOTE RE COVID 19

As previously reported on Form 8-K filed on May 15, 2020, as amended, the Company was unable to file its Quarterly Report on Form 10-Q for the period ended March 31, 2020 by the original deadline of May 15, 2020, due to circumstances related to COVID-19 pandemic, specifically: The Company is based in California. California was at one of the epicenters of the coronavirus outbreaks in the United States and the Governor of California had ordered all residents to stay at home excepting only essential travel. This order has hampered the Company’s ability to conduct necessary work to finalize its quarterly financial statements, and otherwise finalize its Quarterly Report on Form 10-Q.

PART I.	FINANCIAL INFORMATION

	ITEM 1.	Financial Statements

		Condensed consolidated balance sheets as of March 31, 2020 (unaudited) and December 31, 2019 (audited)	4

		Condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 (unaudited)	5

		Condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2020 and March 31, 2019 (unaudited)	6

		Condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 (unaudited)	7

		Notes to condensed consolidated financial statements (unaudited)	8-33

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34-46
	ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	46
	ITEM 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

	ITEM 1.	Legal Proceedings	47
	ITEM 1A.	Risk Factors	48-58
	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
	ITEM 3.	Defaults Upon Senior Securities	68
	ITEM 4.	Mine Safety Disclosures	68
	ITEM 5.	Other Information	68
	ITEM 6.	Exhibits	68

	SIGNATURES		69

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$55,251	$211,765
Short-term Investments	13,458	27,403
Accounts receivable, net	12,874	18,317
Inventory	136,388	149,175
Other current assets	45,363	11,034
Total current assets	263,334	417,694

Property and equipment, net	7,038	7,512

Other assets:
Long-term Investments	693,915	693,915
Right-of-use-assets	18,702	22,101
Security deposit	2,500	2,500

Total assets	985,489	1,143,722

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	722,440	797,789
Accrued compensation	32,375	4,875
Accrued liabilities	465,328	522,258
Debt obligation of Joint Venture	394,848	—
Notes payable, related parties	40,000	40,000
Convertible notes payable, net of debt discount of $785,204 and $808,980, respectively	3,040,324	3,193,548
Right-of-use liabilities - current portion	10,962	14,361
Warrant liability to be settled	—	192,115
Contingency Liability	—	956,251
Subscriptions payable	327,383	330,797
Derivative liability	6,059,349	5,693,071
Total current liabilities	11,093,009	11,745,065

Non-Current Liabilities
Right-of-use liabilities	7,858	7,858

Total liabilities	11,100,867	11,752,923

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	10,000	10,000
Class B preferred stock, $0.001 par value, 5,000,000 shares designated, 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 126,702,818 and 77,958,081 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	126,703	77,958
Common stock to be issued, 1,000,000 and 0 shares, respectively	1,000	—
Additional paid in capital	66,029,435	63,467,054
Accumulated deficit	(76,282,515)	(74,164,213)
Total stockholders' deficit	(10,115,377)	(10,609,201)

Total liabilities and stockholders' deficit	$985,489	$1,143,722

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019
(UNAUDITED)

	Three months ended March 31,
	2020	2019
REVENUES:
Sales	$78,647	$113,271
Related party Sales	3,172	1,539
Total Revenues	81,819	114,810

Cost of sales	34,205	39,878

Gross Profit	47,614	74,932

OPERATING EXPENSES:
Depreciation	1,746	1,696
Selling and marketing	126,455	429,012
Payroll and related	101,199	130,000
Stock-based compensation	6,000	100,350
General and administrative	204,371	327,979
Total operating expenses	439,771	989,037

Net loss from operations	(392,157)	(914,105)

OTHER INCOME (EXPENSES):
Interest expense, net	(890,151)	(436,282)
Impairment gain on Joint Ventures	(268,002)	—
Loss on equity investment	(126,845)	(59,541)
Loss on change in fair value of derivative liabilities	(430,692)	(2,687,449)
Unrealized Loss on trading securities	(13,945)	(135,000)
Gain on settlement of debt	3,490	—
Total other income (expense)	(1,726,145)	(3,318,272)

Net loss before income taxes	(2,118,302)	(4,232,377)

Income taxes (benefit)	—	—

NET INCOME (LOSS)	$(2,118,302)	$(4,232,377)

Loss per common share, basic and diluted	$(0.02)	$(0.11)

Weighted average number of common shares outstanding, basic and diluted (after stock-split)	94,235,680	38,779,190

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS MARCH 31, 2020 AND 2019 (UNAUDITED)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2018	10,000,000	$10,000	—	$—	42,687,301	$42,687	316,693	$90,000	$—	$50,707,103	$(53,983,895)	$(3,134,105)
Common stock issued for services rendered	—	—			141,667	142	—	—	—	153,708		153,850
Common stock issued in settlement of convertible notes payable and accrued interest					913,651	914	—	—	—	635,798	—	636,712
Additional paid-in capital due to issuance of convertible debt										462,714		462,714
Common stock issued in exchange for exercise of warrants on a cashless basis		—			655,556	656	(140,752)	(40,000)		79,344	—	40,000
Sale of common stock					398,338	398	(175,941)	(50,000)		178,658		129,056
Net Loss		—	—	—	—	—	—	—	—	—	(4,232,377)	(4,232,377)
Balance, March 31, 2019	10,000,000	$10,000	$—	$—	44,796,513	$44,797	(0)	$—	$—	$52,217,325	$(58,216,272)	$(5,944,151)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2019	10,000,000	$10,000	—	$—	77,958,081	$77,958	—	$—	$—	$63,467,054	$(74,164,213)	$(10,609,201)
Common stock issued to settle amounts previously accrued					8,333	8				$6,692		6,700
Common stock issued for services rendered	—	—			8,333	8	—	—	—	306		314
Common stock issued in settlement of convertible notes payable and accrued interest	—	—			32,805,286	32,805				600,895	—	633,700
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—			12,244,897	12,245	1,000,000	1,000	—	342,755	—	356,000
Common shares issued in settlement of legal case					3,677,889	3,678				952,573		956,251
Reclassification of derivative liabilities to additional paid in capital										659,160		659,160
Net Loss	—	—	—	—	—	—	—	—	—	—	(2,118,302)	(2,118,302)
Balance, March 31, 2020	10,000,000	$10,000	10,000,000	$—	126,702,819	$126,703	1,000,000	$1,000	$—	$66,029,435	$(76,282,515)	$(10,115,377)

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,118,302)	$(4,232,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	436,593	495,438
Depreciation and amortization	1,746	1,696
Impairment Loss on equity method investee	268,002
Loss on equity investment	126,845	59,541
Loss on change in fair value of derivative liability	430,692	2,687,449
Interest expense recognized for the excess of fair value of derivative liability over net book value of notes payable at issuance	206,094	—
Loss on share inducement and settlement of warrant liability	138,885	436,282
Share-based compensation	6,000	254,200
Unrealized Loss on trading securities	13,946	135,000
Changes in operating assets and liabilities:
Accounts receivable	5,443	(31,118)
Inventories	12,787	(44,677)
Prepaid expenses and other current assets	(34,329)	(62,591)
Accounts payable	(78,764)	69,278
Accrued expenses and other current liabilities	(12,881)	24,781
Right-of-use assets	3,399	—
Right-of-use liabilities	(3,399)	—
Net cash provided by (used in) operating activities	(597,243)	(207,098)

Cash flows from investing activities:
Purchases of property and equipment	(1,271)	(2,332)
Purchase of investments	—	(290,260)
Net cash provided by (used in) investing activities	(1,271)	(292,592)

Cash flows from financing activities:
Proceeds from issuance of notes payable	442,000	649,575
Net cash provided by (used in) financing activities	442,000	649,575

Net increase (decrease) in cash	(156,514)	149,885

Cash at beginning of period	211,765	359,577

Cash at end of period	$55,251	$509,462

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—

Non cash financing activities:
Common stock issued in settlement of convertible notes payable	$633,700	$462,714
Reclassification of derivative liabilities to additional paid-in capital	$659,160	$—
Common shares issued in settlement of legal case	$956,251	$—
See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

 The condensed balance sheet as of December 31, 2019 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during three months ended March 31, 2020, the Company incurred net losses from operations of $2,118,302 and used cash in operations of $597,243. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds for the three months ended March 31, 2020 has been from revenue generated from proceeds from the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2020 and beyond as it continues to develop its business model. The Company has stockholders' deficiencies at March 31, 2020 and requires additional financing to fund future operations.

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

MARCH 31, 2020

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principal is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted FASB ASC Topic 606 for our reporting period as of the year ended December 31, 2017, which made our implementation of FASB ASC Topic 606 effective in the first quarter of 2018. We decided to implement the modified retrospective transition method to implement FASB ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, we applied the new standards to all new contracts initiated on/after the effective date. We also decided to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. For the quarter ended March 31, 2020, there were no incomplete contracts. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

Contracts included in our application of FASB ASC Topic 606, for the quarter ended March 31, 2020, consisted solely of sales of our hempSMART™ products made by our sales associates and by us directly through our web site. Regarding our offered financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended 2017, 2018 and 2019, or for the quarter ended March 31, 2020.

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

MARCH 31, 2020

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

Consulting Services

We also offer professional services for financial accounting, bookkeeping or real property management consulting services based on consulting agreements. As of the date of this filing, we have not entered into any contracts for any financial accounting, bookkeeping and/or real property management consulting services that have generated reportable revenues as of the years ended 2017, 2018 and 2019 or the quarter ended March 31, 2020. We intend and expect these arrangements to be entered into on an hourly fixed fee basis.

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

MARCH 31, 2020

(unaudited)

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2020, and December 31, 2019, allowance for doubtful accounts was $0 and $0 respectively.

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

MARCH 31, 2020

(unaudited)

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2020 and December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short term notes because they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $26,277 and $141,339 for the three months ended March 31, 2020 and 2019, respectively, as advertising costs.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2020, and 2019, the Company has not recorded any unrecognized tax benefits.

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

In considering its qualitative disclosure obligations under ASC 842-20-50-3, the Company examined its one lease for office space that has a fixed monthly rent with no variable lease payments and no options to extend. The lease is for an office space with no right of use assets. The lease does not provide for terms and conditions granting residual value guarantees by the Company, or any restrictions or covenants imposed by the lease for dividends or incurring additional financial obligations by the Company. The Company also elected a short-term lease exception policy and an accounting policy to not separate non-lease components from lease components for our facility lease, as we determined our right of use asset to be $18,702.

Consistent with ASC 842-20-50-4, for the Company's March 31, 2020, quarterly financial statements, the Company calculated its total lease cost based solely on its monthly rent obligation. The Company had no cash flows arising from its lease, no finance lease cost, short term lease cost, or variable lease costs. Our office lease does not produce any sublease income, or any net gain or loss recognized from sale and leaseback transactions. As a result, the Company did not need to segregate amounts between finance and operating leases for cash paid for amounts included in the measurement of lease liabilities, segregated between operating and financing cash flows; supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets; weighted-average calculations for the remaining lease term; or the weighted-average discount rate.

The adoption of this guidance resulted in no significant impact to our results of operations or cash flows.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

NOTE 4 – OPERATING LEASE

On July 1, 2019, the Company entered into a lease extension agreement for its single operating lease, whereby the Company extended its office lease located in Escondido, California,   for one year. The extension period commenced on June 30, 2020 and will expire on June 30, 2021 at a base monthly lease rate of $1,309 per month through June 30, 2020, and $1,348 to June 30, 2021.

To evaluate the impact on adoption of ASC842 – Leases, on the accounting treatment for leasing of real office property referred to as the “Premises,” the Company utilizes the incremental borrowing rate in determining the present value of lease payments, unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 10% to estimate the present value of the right of use liability.

The Company has right-of-use assets of $18,702 and operating lease liabilities of $18,819 as of March 31, 2020. Operating lease expense for the year ended December 31, 2019 was $30,049. The Company had cash used in operating activities related to leases of $29,931 during the year ended December 31, 2019.

The following table provides the maturities of lease liabilities at March 31, 2020:

Maturity of Lease Liabilities at March 31, 2020
2020	$12,015
2021	8,089
2021 and thereafter	—
—
Total future undiscounted lease payments	20,104
Less: Interest	(1,285)
Present value of lease liabilities	$18,819

Minimum lease payments under the Company’s operating lease under ASC 840 as of for 2020 and 2021 are $12,015 and $8,089, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2020 and December 31, 2019 is summarized as follows:

	March 31, 2020	December 31, 2019
Computer equipment	$17,629	$16,358
Furniture and fixtures	5,140	5,140
Subtotal	22,769	21,498
Less accumulated depreciation	(15,731)	(13,986)
Property and equipment, net	$7,038	$7,512

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $1,746 and $1,696 for the three months ended March 31, 2020 and 2019, respectively.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

NOTE 6 – INVESTMENTS

MoneyTrac

We entered into a stock purchase agreement with MoneyTrac on March 13, 2017 to purchase a 15% equity position in MoneyTrac. On July 27, 2017 we completed tender of the purchase price of $250,000. On June 12th, 2018 Global Payout, Inc. (“Global”) entered into a Reverse Triangular Merger (the “Merger”) with MoneyTrac Technology, Inc. (“MoneyTrac”) a California Corporation and MTrac Tech Corporation (“Merger Sub”) a Nevada corporation and wholly-owned subsidiary of Global Payout, Inc. whereby MoneyTrac was successfully merged into Merger Sub, the surviving corporation of the merger, and thereafter the separate existence of MoneyTrac ceased, and all rights, privileges, powers and property, including, without limitation, all rights, privileges, franchise, patents, trademarks, licenses, registrations, bank accounts, contracts, patents, copyrights, and other assets of every kind and description of MoneyTrac, were assumed by Merger Sub. Additionally, Merger Sub assumed all of the obligations and liabilities of MoneyTrac, except minute books and stock records of MoneyTrac insofar as they relate solely to its organization and capitalization, and the rights of MoneyTrac arising out of the executed Merger. Pursuant to the terms of the Merger, Global issued 1,100,000,000 (one billion, one hundred million) shares of its common stock to MoneyTrac as consideration for the purchase of MoneyTrac. Pursuant to the terms of the Merger, a conversion of issued MoneyTrac stock was completed whereby each one (1) share of MoneyTrac stock, issued and outstanding immediately prior to the effective date of the Merger, was canceled and extinguished and converted automatically into ten (10) shares of Global common stock. As of the effective date of the Merger, all shares of Global Preferred Stock issued prior to the effective date of the Merger were canceled and extinguished without any conversion thereof. We acquired 150,000,000 Global common shares for our original $250,000 representing approximately 15% ownership. Global’s name changed in April, 2020 to Global Trac Solutions, Inc. Global’s common stock is traded on the OTC Markets under the symbol “PYSC.” We realized $51,748.17 from the sales of all of our Global securities, and as of March 31, 2020, has no remaining shares.

Benihemp

Conveniant Hemp Mart, LLC (“Benihemp”); On July 19, 2017, we agreed to lend fifty thousand dollars ($50,000) to Benihemp based on a promissory note. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Benihemp, subject to our payment of an additional fifty thousand dollars [$50,000] equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and made payment to Benihemp on November 21, 2017. On May 1, 2019, the Company and Benihemp agreed to cancel the Company’s 25% interest in Benihemp. Benihemp issued to the Company a credit memo equal to the Company’s $100,000 investment. The Company determined that as of December 31, 2019, approximately $41,000 of this credit was impaired and not usable.

Global Hemp Group, Inc. New Brunswick Joint Venture

On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group Inc., a Canadian corporation, in a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada. Our participation included providing one-half, or $10,775 of the funding for the phase one work. On January 10, 2018, phase-one was completed by successfully cultivating industrial hemp during the 2017 growing season for research purposes. The Company’s costs incurred by the Company’s interest was $0 and $10,775 for the years ended December 31, 2019 and 2018 and was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods. As of December 31, 2019, and March 31, 2020, the balance of the New Brunswick JV investment reported on the balance sheet for the year ended December 31, 2019 was $0 as a result of the investment being deemed fully impaired and the Company withdrawing from the joint venture as of September 30, 2019.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

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

As of December 31, 2019, the combined balance of the Covered Bridge (SCIO) investment and related 41389 Farm investment was $0 as the investment was written off as a loss for the period ended December 31, 2019. The debt obligation related to this JV of $262,414 was also written off to $0 as of the year ended December 31, 2019. The debt obligation related to the joint venture for the three months ended March 31, 2020 was $394,848.

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

MARCH 31, 2020

(unaudited)

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

On or about November 28, 2017, GateC and the Company orally agreed to suspend the Company’s funding commitment, pending the finalization of California State regulations governing the growth, cultivation and distribution of cannabis, which were expected to be completed in 2018.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

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

Natural Plant Extract

On April 15, 2019, we entered into a joint venture with Natural Plant Extract of California, Inc., and subsidiaries, to operate a licensed psychoactive cannabis distribution service in California. California legalized THC psychoactive cannabis for medicinal and recreational use on January 1, 2018. On February 3, 2020, we terminated the joint venture and entered into a settlement and release of all claims agreement. In exchange for a complete release of all claims, the Company and NPE (1) agreed to reduce our interest in NPE from 20% to 5%; (2) we agreed to pay NPE a total of $85,000 as follows: $35,000 concurrent with the execution of the Settlement and Release of All Claims Agreement, and $25,000 no later than the 5th calendar day for each of the two months following execution of Settlement and Release of All Claims Agreement; and, (3) to retire the balance of our original valuation obligation from the material definitive agreement, representing a shortfall of $56,085.15, in a convertible promissory note, with terms allowing NPE to convert the note into common stock of MCOA at a 50% discount to the closing price of MCOA’s common stock as of the maturity date.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

MARIJUANA COMPANY OF AMERICA, INC.
INVESTMENT ROLL-FORWARD AS OF MARCH 31, 2020
	INVESTMENTS								SHORT-TERM INVESTMENTS
		Global					Natural		TOTAL
	TOTAL	Hemp			Bougainville	Gate C	Plant		Short-Term
	INVESTMENTS	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Extract	Vivabuds	Investments	MoneyTrac
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0			$0	$0
Investments made during 2017	3,049,275	10,775	100,000	250,000	1,188,500	1,500,000			0	0

Quarter 03-31-17 equity method Loss	0								0

Quarter 06-30-17 equity method Loss	0								0

Quarter 09-30-17 equity method Loss	(375,000)				(375,000)				0

Quarter 12-31-17 equity method accounting	313,702				313,702				0

Impairment of Investment in 2017	(2,292,500)	0			(792,500)	(1,500,000)			0	0
Balances as of 12/31/17	695,477	10,775	100,000	250,000	334,702	0	0	0	0	0

Investments made during 2018	986,654	986,654							0

Quarter 03-31-18 equity method Loss	(37,673)				(37,673)				0

Quarter 06-30-18 equity method Loss	(11,043)				(11,043)				0

Quarter 09-30-18 equity method Loss	(10,422)		(10,422)						0

Quarter 12-31-18 equity method Loss	(31,721)	(31,721)	0						0

Moneytrac investment reclassified to Short-Term investments	(250,000)			(250,000)					250,000	250,000

Unrealized gains on trading securities - 2018	0								560,000	560,000

Impairment of investment in 2018	(933,195)	(557,631)	(89,578)		(285,986)				0
Balance @12-31-18	$408,077	$408,077	$0	$0	$0	$0	$0	$0	$810,000	$810,000

Investments made during quarter ended 03-31-19	129,040	129,040

Quarter 03-31-19 equity method Loss	(59,541)	(59,541)

Unrealized gains on trading securities - quarter ended 03-31-19									(135,000)	($135,000)
Balance @03-31-19	$477,576	$477,576	$0	$0	$0	$0	$0	$0	$675,000	$675,000

Investments made during quarter ended 06-30-19	$3,157,234	$83,646					$3,000,000	$73,588

Quarter 06-30-19 equity method Income (Loss)	$(171,284)	($141,870)					$(6,291)	$(23,123)

Unrealized gains on trading securities - quarter ended 06-30-19	$0								(150,000)	$(150,000)
Balance @06-30-19	$3,463,526	$419,352	$0	$0	$0	$0	$2,993,709	$50,465	$525,000	$525,000

Investments made during quarter ended 09-30-19	$186,263							$186,263

Quarter 09-30-19 equity method Income (Loss)	$122,863	$262,789					$(94,987)	$(44,939)

Sale of trading securities during quarter ended 09-30-19									$(41,667)	$(41,667)

Unrealized gains on trading securities - quarter ended 09-30-19	$0								(362,625)	$(362,625)
Balance @09-30-19	$3,772,652	$682,141	$0	$0	$0	$0	$2,898,722	$191,789	$120,708	$120,708

Investments made during quarter ended 12-31-19	$392,226	$262,414						$129,812

Quarter 12-31-19 equity method Income (Loss)	$(178,164)	$(75,220)					$(23,865)	$(79,079)
Reversal of Equity method Loss for 2019	$272,285						$125,143	$147,142
Impairment of investment in 2019	$(3,175,420)	$(869,335)					$(2,306,085)	$0
Loss on disposition of investment	$(389,664)							$(389,664)
Sale of trading securities during quarter ended 12-31-19	$0								$(17,760)	$(17,760)

Unrealized gains on trading securities - quarter ended 12-31-19	$0								(75,545)	$(75,545)
Balance @12-31-19	$693,915	$(0)	$0	$0	$0	$0	$693,915	$0	$27,403	$27,403

Equity Loss for Quarter ended 03-31-20	126,845	126,845

Recognize Joint venture liabilities per JV agreement @03-31-20	394,848	394,848

Impairment of Equity Loss for Quarter ended 03-31-20	(521,692)	(521,692)

Unrealized gains on trading securities - quarter ended 03-31-19									(13,945)	$(13,945)
Balance @03-31-20	$693,915	$0	$0	$0	$0	$0	$693,915	$0	$13,458	$13,458

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

Loan Payable
		Global					Natural			General
	TOTAL	Hemp			Bougainville	Gate C	Plant	RobertL		Operating
	JV Debt	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Extract	Hymers III	Vivabuds	Expense
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0				$0

Quarter 03-31-17 loan borrowings	1,500,000					1,500,000

Quarter 06-30-17 loan activity

Quarter 09-30-17 loan borrowings	725,000				725,000

Quarter 12-31-17 loan repayments	(330,445)				(330,445)

General operational expense	172,856									172,856
Balances as of 12/31/17 (a)	2,067,411	0	0	0	394,555	1,500,000	0	0	0	172,856

Quarter 03-31-18 loan borrowings (payments)	376,472	447,430								(70,958)

Quarter 06-30-18 cancellation of JV debt obligation	(1,500,000)					(1,500,000)

Quarter 06-30-18 loan repayments	(101,898)									(101,898)

Quarter 09-30-18 loan activity	0

Quarter 12-31-18 loan borrowings	580,425	580,425

Balance @12-31-18 (b)	1,422,410	1,027,855	0	0	394,555	0	0	0	0	0

Quarter 03-31-19 loan borrowings	649,575	649,575
Quarter 03-31-19 debt conversion to equity	(407,192)	(407,192)

Balance @03-31-19 ©	1,664,793	1,270,238	0	0	394,555	0	0	0	0	0

Quarter 03-31-19 loan borrowings	3,836,220	$161,220					$2,000,000		$0	$1,675,000

Quarter 03-31-19 debt conversion to equity	(1,572,971)	$(161,220)					$(349,650)			$(1,062,101)

Balance @06-30-19 (d)	3,928,042	1,270,238	0	0	394,555	0	1,650,350	0	0	612,899

Quarter 09-30-19 loan borrowings	582,000									$582,000

Quarter 09-30-19 debt conversion to equity	(187,615)									$(187,615)

Balance @09-30-19 (e)	4,322,427	1,270,238	0	0	394,555	0	1,650,350	0	0	1,007,284

Quarter 12-31-19 loan borrowings	2,989,378	$262,414					$596,784	$4,221		$2,125,959

Impairment of investment in 2019	(4,083,349)	$(1,532,652)			$(394,555)		$(2,156,142)

Loss on settlement of debt in 2019	50,093						$50,093

Adjustment to reclassify amount to accrued liabilities	(85,000)						$(85,000)

Balance @12-31-19 (f)	$3,193,548	$0)	$0	$0	$0	$0	$56,085	$4,221	$0	$3,133,243
Quarter 03-31-20 loan borrowings	441,638									$441,638

Quarter 03-31-20 debt conversion to equity	(619,000)									$(619,000)

Recognize Joint venture liabilities per JV agreement @03-31-20	394,848	394,848

Quarter 03-31-20 Debt Discount adjustments	24,138							$24,138

Balance @03-31-20 (g)	3,435,172	394,848	0	0	0	0	56,085	28,359	0	2,955,881

	03-31-20	12-31-19	09-30-19	06-30-19	03-31-19	12-31-18	12-31-17
This includes balances for:	Note (g)	Note (f)	Note (e)	Note (d)	Note (c)	Note (b)	Note (a)
- Debt obligation of JV	394,848	0	1,633,872	1,778,872	128,522	289,742	1,500,000
- Convertible NP, net of discount	3,040,324	3,193,548	2,688,555	2,149,170	1,536,271	1,132,668	394,555
- Longterm debt	0	0	0	0	0	0	172,856
Total Debt balance	3,435,172	3,193,548	4,322,427	3,928,042	1,664,793	1,422,410	2,067,411

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

NOTE 7 – NOTES PAYABLE, RELATED PARTY

As of March 31, 2020, and December 31, 2019, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company. The issued notes are unsecured, due on demand and bear 5% interest. The balance due to Notes Payable Related Party as of March 31, 2020 and December 31, 2019 was $40,000 and $40,000 respectively. These notes are payable to the estate of Charles Larsen. Mr. Larsen passed away on May 15, 2020.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

During the quarter ended March 31, 2020, the Company issued an aggregate of 32,805,286 shares of its common stock in settlement of the issued convertible notes payable and accrued interest.

For the quarter ended March 31, 2020 and the year ended March 31, 2019, the Company recorded amortization of debt discounts of $436,593 and $495,438, respectively, as a charge to interest expense.

Convertible notes payable are comprised of the following:

	March 31,	December 31,
	2020	2019
Lender	(Unaudited)	(Audited)
Convertible note payable - Power Up Lending Group	$209,000	$294,000
Convertible note payable - Crown Bridge Partners	$135,000	$110,000
Convertible note payable - Odyssey Funding LLC	$250,000	$250,000
Convertible note payable - Paladin Advisors LLC	$100,000	$75,000
Convertible note payable - GS Capital Partners LLC	$173,000	$173,000
Convertible note payable - Natural Plant Extract	$56,085	$56,085
Convertible note payable - Robert Hymers III	$96,553	$96,553
Convertible note payable - LG Capital	$50,000	$—
Convertible note payable - BHP Capital	$37,625	$—
Convertible note payable - Jefferson Capital	$37,625	$—
Convertible note payable - GW Holdings	$57,750	$—
Convertible note payable - St. George	$2,622,890	$2,947,890
Total	$3,825,528	$4,002,528
Less debt discounts	$(785,204)	$(808,980)
Net	$3,040,324	$3,193,548
Less current portion	$(3,040,324)	$(3,193,548)
Long term portion	$—	$—
21

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

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

As of March 31, 2020, and December 31, 2019, the Company owed an aggregate of $209,000 and, $294,000 of principal, respectively on these convertible promissory notes. As of March 31, 2020, the Company owed $2,704 of accrued interest.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

As of March 31, 2020, and December 31, 2019, the Company owed an aggregate of $135,000, and $110,000 of principal respectively. As of March 31, 2020, the Company owed of accrued interest of $5,513, on these convertible promissory notes.

Convertible notes payable-Odyssey Funding LLC

On October 30, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $250,000 to Odyssey Funding LLC (“Odyssey”). The promissory notes bear interest at 12% per annum, are due one year from the respective issuance date and include an original issuance discount (“OID”) in aggregate of $12,500. Interest shall accrue from the issuance date, but interest shall not become payable until the notes becomes payable. The notes are convertible at any time at a conversion rate equal to 55% the average of the two lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market exchange which the Company's shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company or its transfer agent after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price). If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Such conversion shall be effectuated by the Company delivering the shares of Common Stock to the Holder within 3 business days of receipt by the Company of the Notice of Conversion. Accrued but unpaid interest shall be subject to conversion. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC "Chill" on its shares, the conversion price shall be decreased to 45% instead of 55% while that "Chill" is in effect. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days' prior written notice by the Investor)

As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $207,650 is being amortized to interest expense over the respective terms of the notes. As of March 31, 2020, and December 31, 2019, the Company owed principal of $250,000 and $250,000. As of March 31, 2020, the Company owed $12,596 in accrued interest.

Convertible notes payable-Paladin Advisors LLC

On October 23, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $75,000 to Paladin Advisors, LLC (“Paladin”). The promissory notes bear interest at 8% per anum, and is due six months from the respective issuance date of the note along with accrued and unpaid interest. Principal and interest to be payable as provided below on that date which is six months from the date of issuance (the “Maturity Date”). All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share (the “Common Stock”) in accordance with the terms of this agreement and shall be made in lawful money of the United States of America. All payments shall be made at such address as the Holder shall hereafter give to the Company by written notice made in accordance with the provisions of this Note. Whenever any amount expressed to be due by the terms of this Note is due on any day which is not a business day, the same shall instead be due on the next succeeding day which is a business day and, in the case of any interest payment date which is not the date on which this Note is paid in full, the extension of the due date thereof shall not be taken into account for purposes of determining the amount of interest due on such date. As used in this Note, the term “business day” shall mean any day other than a Saturday, Sunday or a day on which commercial banks in the city of New York, New York are authorized or required by law or executive order to remain closed.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

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

The aggregate debt discount of $46,721 is being amortized to interest expense over the respective terms of the notes. As of March 31, 2020, and December 31, 2019, the Company owed an aggregate of $100,00 and $75,000 of principal. As of March 31, 2020, the Company owed $500 in accrued interest.

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $166,193 is being amortized to interest expense over the respective terms of the notes. As of March 31, 2020, and December 31, 2019, the Company owed principal of $173,000 and $173,000 respectively. As of March 31, 2020, the Company owed $4,894 in accrued interest.

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

MARCH 31, 2020

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

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

The promissory notes are convertible, at any time at the lender’s option, at $2.40 per share. However, in the event the Company’s market capitalization (as defined) falls below $30,000,000, the conversion rate is 60% of the 3 lowest closing trade prices due the 20 trading days immediately preceding date of conversion, subject to additional adjustments, as defined. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the lender conversion price. The Company has a right to prepayment of the note, subject to a 15% prepayment premium and is secured by a trust deed of certain assets of the Company. As of March 31, 2020, and December 31, 2019, the Company owed principal of $2,622,890 and $2,947,890 of principal. As of March 31, 2020, the Company owed $380,117 of accrued interest.

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

The aggregate debt discount of $92,332 is being amortized to interest expense over the respective terms of the notes. As of March 31, 2020, and December 31, 2019, the Company owed an aggregate of $96,553 and $96,553 of principal respectively. As of March 31, 2020, the Company owed $2,626 in accrued interest.

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

MARCH 31, 2020

(unaudited)

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

Convertible Note payable – GW Holding Group

On January 6, 2020, the Company entered into a convertible promissory note in the amount of $57,750.00 with GW Holdings Group, LLC, a New York limited liability company. GW has the option, beginning on the six (6) month anniversary of the date of execution, to convert all or any amount of the principal face amount of the note then outstanding into shares of the Company's common stock equal to 40% discount of the lowest trading price for fifteen prior trading days. The note bears interest at a rate of 10% per annum and include a $5,250.00 OID such that the price of the note shall be $57,750.00 As of March 31, 2020, and December 31, 2019, the Company owed principal of $57,750 and $0 respectively. As of March 31, 2020, the Company owed $1,444 in accrued interest.

Convertible Note payable – Jefferson Capital

On January 20, 2020, the Company entered into a convertible promissory note with Jefferson Capital, LLC, a New Jersey limited liability company. The maturity date is January 20, 2021. Jefferson has the right to convert any or all of the debt into common stock of the Company, calculated on 60% multiplied by the lowest Trading Price of the Common Stock during the twenty (20) Trading Day period prior to the Issue Date of this Note, or (ii) 60% multiplied by the market price, meaning the lowest trade price for the Common Stock during the twenty (20) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. On the OTC Markets. As of March 31, 2020, and December 31, 2019, the Company owed principal of $37,625 and $0 respectively. As of March 31, 2020, the Company owed $627 in accrued interest.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

Convertible Note payable – BHP Capital

On January 21, 2020, the Company entered into a convertible promissory note in the principal sum of Thirty Seven Thousand Six Hundred Twenty Five Dollars ($37,625.00), plus accrued but unpaid interest thereon, on January 21, 2021 (the “Maturity Date”). The Company agreed to simple interest on the outstanding principal amount of the Note at the annual rate of ten percent (10%). All amounts owed pursuant to the note shall be convertible, in whole or in part, into shares of Common Stock at BHP’s option at the lower of (i) the lowest price at which the Company has issued stock (the “Fixed Conversion Price”); or (ii) the Market Price, subject to adjustment. The “Market Price” means sixty percent (60%) of the lowest Trading Price for the Common Stock during the twenty (20) Trading Day period ending on the last trading day prior to the conversion date. As of March 31, 2020, and December 31, 2019, the Company owed principal of $37,625 and $0 respectively. As of March 31, 2020, the Company owed $627 in accrued interest.

Convertible Notes payable – LG Capital Funding, LLC

On March 2, 2020, the Company entered into a convertible promissory note in the amount of $50,000 with LG Capital Funding, LLC. The maturity date of the note is March 2, 2021. The Company agreed to pay interest of 8% per annum. LG Capital is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock at a price for each share of Common Stock equal to 55% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Markets exchange which the Company’s shares are traded for the twenty prior trading days including the day upon which a Notice of Conversion is received. As of March 31, 2020, and December 31, 2019, the Company owed principal of $50,000 respectively. As of March 31, 2020, the Company owed $333 in accrued interest.

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

At March 31, 2020, the Company determined the aggregate fair value of embedded derivatives to be $6,059,348. The fair values were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 154.7% to 186,8%, (3) weighted average risk-free interest rate of

0.15% to 0.17%, (4) expected life of 0.083 to 1 year, (5) conversion prices of $0.00605 to $0.00975 and (6) the Company's common stock price of $0.177 per share as of March 31, 2020.

For the three month period ended March 31, 2020, the Company recorded a loss on the change in fair value of derivative liabilities of $430,692 and an additionally loss of $206,094 related to the excess of the fair value of derivatives at issuance above convertible note principle as a charge to interest expense. During the three months ended March 31, 2020, derivative liabilities of $659,160 were reclassified to additional paid in capital as a result of conversions of the underlying notes payable into common stock. For the period ended March 31, 2019, the Company recorded a loss on change in fair value of derivative liabilities of $2,687,449, and recorded amortization of debt discounts of $495,438 as a charge to interest expense.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock as of March 31, 2020 and December 31, 2019. As of March 31, 2020, and December 31, 2019, the Company has designated and issued 10,000,000 shares of Class A Preferred Stock, and 5,000,000 of Class B Preferred Stock.

Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

Each share of Class "B" Preferred Stock is entitled to 1,000 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights.

Common stock

The Company is authorized to issue 5,000,000,000 shares of $0.001 par value common stock as of March 31, 2020 and December 31, 2019. As of March 31, 2020, and December 31, 2019, the Company had 126,702,818 and 77,958,081, respectively, common shares issued and outstanding

During the three months ended March 31, 2020, the Company issued an aggregate of 8,333 shares of its common stock issued to settle amounts previous accrued with an estimated fair value of $6,700.

During the three months ended March 31,2020, the Company issued an aggregate of 8,333 shares of its common stock for services rendered with an estimated fair value of $314.

During the three months ended March 31,2020, the Company issued an aggregate of 32,805,286 shares of its common stock in settlement of convertible notes payable, accrued interest and embedded derivative liabilities of $633,700.

During the three months ended March 31,2020, the Company issued 12,244,897 shares of its common stock in exchange for exercise of warrants on a cashless basis.

During the three months ended March 31, 2020, the Company issued 3,677,889 shares of its common stock in settlement of a legal case with an estimate fair value of $956,251.

On January 17, 2020, the Company entered into an amendment of an existing convertible promissory note issued to Paladin Advisors, LLC. The Company authorized the issuance of a cashless warrant to purchase 5,750,000 common shares.

Options

As of March 31, 2020, the Company has no stock options.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

The following table summarizes the stock option activity for the three months ended March 31, 2020 and the year ended December 31, 2019:

	Shares		Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	0	(1)	$—	—	$0
Granted	—		—	—	—
Cancellations	(1,000,000,000	)(1)	—	—	—
Forfeitures or expirations	—		—	—	—
Outstanding at March 31, 2020	—		$—	—	$—
Exercisable at March 31, 2020	—		$—	—	$—

(1) On February 27, 2019, Donald Steinberg and Charles Larsen canceled all 1,000,000,000 stock options previously issued to them by the Company.

Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	4,011,111	$2.15	3.60	$—
Granted	—	—	—	—
Exercised	(44,444)	0.90	1.82	—
Outstanding at March 31, 2020	3,966,667	$2.16	3.37	$—
Exercisable at March 31, 2020	3,966,667	$2.16	3.37	$—

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0177 as of March 31, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

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

MARCH 31, 2020

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

As of March 31, 2020, and December 31, 2019, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of March 31, 2020, and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2020 and December 31, 2019, in the amount of $6,059,349 and $5,693,071, respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three years ended March 31, 2020:

Debt Derivative
Balance, January 1, 2020	$5,693,071
Increase resulting from initial issuance of additional convertible notes payable
Initial fair value of debt derivative at note issuance	441,750
Mark-to-market at March 31, 2020:	6,134,821
Transfers out of Level 3 upon conversion or payoff of notes payable	(75,472)
Balance, March 31, 2020	$6,059,349
Net gain for the period included in earnings relating to the liabilities held during the period ended March 31, 2020	$430,692

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended March 31, 2020, the Company’s stock price decreased significantly from initial valuations. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 11 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related and working capital purposes. As of March 31, 2020, and December 31, 2019, there were no related party advances outstanding.

As of March 31, 2020, and December 31, 2019, accrued compensation due officers and executives included as accrued compensation was $32,375 and $4,875, respectively.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

At March 31, 2020 and December 31, 2019, there were an aggregate of $0 and $0 notes payable due to officers.

 NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed.

On April 14, 2020, the Company appointed Gloria A. Lynch as Chief Marketing Officer.

On May 15, 2020 the Company’s former director and a related party, Charles Larsen, passed away.

On May 20, 2020, the Company’s former director, Robert Coale, agreed to cancel and return to treasury 3,333,333 shares of Preferred Class “A” Common Stock.

On June 12, 2020, the Company appointed Marco Guerrero as a member of its board of directors.

On June 17, 2020, the Company entered into a material definitive agreement with White Lion Capital, LLC, a Nevada Limited Liability Company (“White Lion”). White Lion agreed to invest up to ten million dollars to purchase the Registrant’s Common Stock, par value $0.001 per share, subject to the Company providing certain registration rights under the Securities Act of 1933, as amended, and the rules and regulations thereunder, and applicable state securities laws.

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

Our current hempSMART™ wellness products offerings include the following:

•	hempSMART Brain™ a proprietary patented and formulated personal care consumer product encapsulated with enriched non-psychoactive industrial hemp derived CBD. This encapsulation is combined with other high quality, proprietary natural ingredients to compliment CBD to support brain wellness.
34

•	hempSMART Pain™ capsules formulated with 10mg of Full Spectrum, non-psychoactive CBD per serving, derived from industrial hemp, which along with a proprietary blend of other natural ingredients, delivers an all-natural formulation for the temporary relief of minor discomfort associated with physical activity.
•	hempSMART Pain Cream™ each container formulated with 300mg of full spectrum non-psychoactive CBD derived from industrial hemp. The newly developed product contains a synergistic combination of natural botanicals and full spectrum hemp extract featuring CBD, CBG and a broad range of terpenes. The Company’s proprietary blend of Ayurvedic herbs along with Menthol, Cayenne Pepper Extract, Rosemary Oil, Aloe Gel, White Willow Bark, Arnica, Wintergreen Extract and Tea Tree Oil, provides an immediate cooling and soothing sensation. This topical wellness consumer product is formulated to help reduce minor discomfort and promote muscle relaxation on areas that it is applied.
•	hempSMART Drops™ full Spectrum Hemp CBD Oil Tincture Drops, available in 250mg and 500mg bottles, enriched with non-psychoactive industrial hemp derived CBD, and available in four different flavors: lemon, mint, orange and strawberry that is free of the THC isolate.
•	hempSMART Pet Drops™ for cats and dogs, formulated with 250mg of full spectrum non-psychoactive CBD derived from industrial hemp. This new specially formulated product contains naturally occurring CBD derived from hemp seed oil, full spectrum hemp extract, fractionated coconut oil, and a rich bacon flavor.
•	hempSMART Face™ a nourishing facial moisturizer combines full spectrum CBD from hemp, with a unique blend of Ayurvedic herbs and botanicals. Designed to refresh, replenish and restore the skin providing long lasting hydration and balance.

We additionally offer consulting services in accounting and real property management for licensed businesses in the cannabis industry in those states where cannabis has been legalized for recreational and/or medicinal use.

Our business also includes making selected investments in other related new businesses. Currently, we have made investments in startup ventures, including:

MoneyTrac Technology, Inc.; MoneyTrac Technology, Inc. is a developer of an integrated and streamlined electronic payment processing system containing E-Wallet and mobile applications, that allows for the management and processing of prepaid cards, debit cards, and credit card payments. We entered into a stock purchase agreement with MoneyTrac on March 13, 2017 to purchase a 15% equity position in MoneyTrac. On July 27, 2017 we completed tender of the purchase price of $250,000. MoneyTrac’s business and banking software solutions offer firms the ability to deposit funds directly into a “MoneyTrac Merchant Wallet,” created and controlled by the firm, from which the firm can manage and provide inventory management, payroll processing, and audit tracking; and, the creation of “Customer Wallets,” by anyone who wants to engage in cashless transactions, by loading money into their “MoneyTrac Customer Wallet” from a bank account or through a MoneyTrac kiosk, which also accepts debit and credit card transactions. MoneyTrac’s kiosks are marketed to businesses that wish to offer cashless transactions to its customers, who can choose to either have funds loaded directly into their “Customer Wallet” or onto a pre-paid debit card. MoneyTrac’s system provides for a secure, managed and auditable record of cashless transactions that is designed to be marketed to firms who want an alternative payment and management method for transacting business, including those firms in the legalized cannabis business in those states where cannabis has been legalized for recreational and/or medicinal use. On June 12th, 2018 Global Payout, Inc. ("Global", "Parent") entered into a Reverse Triangular Merger (the "Merger") with MoneyTrac Technology, Inc. ("MoneyTrac") a California Corporation and MTrac Tech Corporation (" Merger Sub") a Nevada corporation and wholly-owned subsidiary of Global Payout, Inc. whereby MoneyTrac Technology was successfully merged into MTrac Tech, the surviving corporation of the merger, and thereafter the separate existence of MoneyTrac ceased and all rights, privileges, powers and property, including, without limitation, all rights, privileges, franchise, patents, trademarks, licenses, registrations, bank accounts, contracts, patents, copyrights, and other assets of every kind and description of MoneyTrac were assumed by Merger Sub. Additionally, Merger Sub assumed all of the obligations and liabilities of MoneyTrac, except minute books and stock records of MoneyTrac insofar as they relate solely to its organization and capitalization, and the rights of MoneyTrac arising out of the executed Merger Agreement. Pursuant to the terms of the Merger, Global issued 1,100,000,000 (one billion, one hundred million) shares of its common stock to MoneyTrac as consideration for the purchase of MoneyTrac. Pursuant to the terms of the Merger, a conversion of issued MoneyTrac stock was completed whereby each one (1) share of MoneyTrac stock, issued and outstanding immediately prior to the effective date of the Merger, was canceled and extinguished and converted automatically into ten (10) shares of Global common stock. As of the effective date of the Merger, all shares of Global Preferred Stock issued prior to the effective date of the Merger were canceled and extinguished without any conversion thereof. We acquired 150,000,000 Global common shares for our original $250,000 representing approximately 15% ownership. Global’s name changed in April, 2020 to Global Trac Solutions, Inc. Global’s common stock is traded on the OTC Markets under the symbol “PYSC.” We realized $51,748.17 from sales of our Global securities.

Conveniant Hemp Mart, LLC; Conveniant Hemp Mart, LLC (“Benihemp”) is a Wyoming limited liability company whose business plan includes the development, manufacture and sale of consumer products containing CBD that are intended for marketing and sales at convenience stores, gas stations and markets. On July 19, 2017, we agreed to lend fifty thousand dollars ($50,000) to Benihemp based on a promissory note. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Benihemp, subject to our payment of an additional fifty thousand dollars [$50,000] equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and made payment to Benihemp on November 21, 2017. Benihemp developed a line of consumer products containing industrial hemp derived CBD with no traceable THC content. The product line includes tinctures that combine industrial hemp-derived CBD with hemp seed oil, coconut oil and other essential natural oils; a muscle cream product that combines industrial hemp-derived CBD with natural oils; a hand lotion that combines industrial hemp derived CBD with lavender oils; and a line of pet treats that combine industrial hemp-derived CBD with natural oils. On May 1, 2019, the Company and Benihemp agreed to cancel the Company’s 25% interest in Benihemp. Benihemp issued to the Company a credit memo equal to the Company’s $100,000 investment. As of March 31, 2020, The Company determined that as of December 31, 2019, approximately $41,000 of this credit was impaired.

Global Hemp Group, Inc. Joint Venture; On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group Inc., a Canadian corporation, in a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada. The joint venture’s goal was to develop a “Hemp Agro-Industrial Zone”, a concept that promotes and engages farmers, processors and manufacturers to collaboratively produce and process 100% of the hemp plant into a number of wholesale materials that can be manufactured into healthy and sustainable products. The “Hemp Agro-Industrial Zone” has a goal of producing social and environmental benefits to the communities where they operate. These zones are envisioned to prospectively create jobs for farmers, foster rural development, provide the opportunity to develop more sustainable products of superior quality and help support Global Hemp Group’s commitment to creating a carbon free economy. The first phase of the project involved lab testing in support of the trials. The Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick (“CCNB”) intends to assist Global Hemp Group in research on its ongoing industrial hemp trials in the region, and to perform laboratory tests in support of these trials. These tests will provide information to validate agronomic and key yield data in preparation of a large-scale industrial development project that will involve processing of the full plant: grain, straw, flowers and leaves, scheduled to begin in 2018. The results of these tests will also be used in discussions with farmers of the region to refine a hemp-based farming model, and to mobilize additional farmers for the next growing season. Our participation included providing one-half, or $10,775 of the funding for the phase one work. On January 10, 2018, phase-one was completed by successfully cultivating industrial hemp during the 2017 growing season for research purposes. The objective of phase one was to re-introduce hemp into the area and ensure that it could be productive under New Brunswick growing conditions prior to significantly increasing cultivation acreage and building a hemp processing facility in the region, in future phases of the project. As a result of our participation in the joint venture, we will share in the ownership of research and development of hemp and CBD related studies produced by the New Brunswick Project, and, in the event Canadian laws governing the growing, harvesting, manufacturing and production of products containing hemp and CBD change (as expected, but not guaranteed) in 2018, we would benefit from possible preferred pricing and terms for the purchase of hemp and CBD that would enable us to further conduct its business and research and development into hemp and CBD products. As of December 31, 2019, the balance of the New Brunswick JV investment reported on the balance sheet for the year ended December 31, 2019 was $0 as a result of the investment being deemed fully impaired and the Company withdrawing from the joint venture as of September 30, 2019.

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

On or about November 28, 2017, GateC and the Company orally agreed to suspend the Company’s funding commitment, pending the finalization of California State regulations governing the growth, cultivation and distribution of cannabis, which were expected to be completed in 2018.

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

Natural Plant Extract; On April 15, 2019, we entered into a joint venture with Natural Plant Extract of California, Inc., and subsidiaries, to operate a licensed psychoactive cannabis distribution service in California. California legalized THC psychoactive cannabis for medicinal and recreational use on January 1, 2018. On February 3, 2020, we terminated the joint venture and entered into a settlement and release of all claims agreement. In exchange for a complete release of all claims, the Company and NPE (1) agreed to reduce our interest in NPE from 20% to 5%; (2) we agreed to pay NPE a total of $85,000 as follows: $35,000 concurrent with the execution of the Settlement and Release of All Claims Agreement, and $25,000 no later than the 5th calendar day for each of the two months following execution of Settlement and Release of All Claims Agreement; and, (3) to retire the balance of our original valuation obligation from the material definitive agreement, representing a shortfall of $56,085.15, in a convertible promissory note, with terms allowing NPE to convert the note into common stock of MCOA at a 50% discount to the closing price of MCOA’s common stock as of the maturity date.

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

The following table indicates the amount of impairments recorded by the Company quarter to quarter for investment activity quarter to quarter related to its joint venture investments:

MARIJUANA COMPANY OF AMERICA, INC.
INVESTMENT ROLL-FORWARD AS OF MARCH 31, 2020
	INVESTMENTS								SHORT-TERM INVESTMENTS
		Global					Natural		TOTAL
	TOTAL	Hemp			Bougainville	Gate C	Plant		Short-Term
	INVESTMENTS	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Extract	Vivabuds	Investments	MoneyTrac
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0			$0	$0
Investments made during 2017	3,049,275	10,775	100,000	250,000	1,188,500	1,500,000			0	0

Quarter 03-31-17 equity method Loss	0								0

Quarter 06-30-17 equity method Loss	0								0

Quarter 09-30-17 equity method Loss	(375,000)				(375,000)				0

Quarter 12-31-17 equity method accounting	313,702				313,702				0

Impairment of Investment in 2017	(2,292,500)	0			(792,500)	(1,500,000)			0	0
Balances as of 12/31/17	695,477	10,775	100,000	250,000	334,702	0	0	0	0	0

Investments made during 2018	986,654	986,654							0

Quarter 03-31-18 equity method Loss	(37,673)				(37,673)				0

Quarter 06-30-18 equity method Loss	(11,043)				(11,043)				0

Quarter 09-30-18 equity method Loss	(10,422)		(10,422)						0

Quarter 12-31-18 equity method Loss	(31,721)	(31,721)	0						0

Moneytrac investment reclassified to Short-Term investments	(250,000)			(250,000)					250,000	250,000

Unrealized gains on trading securities - 2018	0								560,000	560,000

Impairment of investment in 2018	(933,195)	(557,631)	(89,578)		(285,986)				0
Balance @12-31-18	$408,077	$408,077	$0	$0	$0	$0	$0	$0	$810,000	$810,000

Investments made during quarter ended 03-31-19	129,040	129,040

Quarter 03-31-19 equity method Loss	(59,541)	(59,541)

Unrealized gains on trading securities - quarter ended 03-31-19									(135,000)	($135,000)
Balance @03-31-19	$477,576	$477,576	$0	$0	$0	$0	$0	$0	$675,000	$675,000

Investments made during quarter ended 06-30-19	$3,157,234	$83,646					$3,000,000	$73,588

Quarter 06-30-19 equity method Income (Loss)	$(171,284)	($141,870)					$(6,291)	$(23,123)

Unrealized gains on trading securities - quarter ended 06-30-19	$0								(150,000)	$(150,000)
Balance @06-30-19	$3,463,526	$419,352	$0	$0	$0	$0	$2,993,709	$50,465	$525,000	$525,000

Investments made during quarter ended 09-30-19	$186,263							$186,263

Quarter 09-30-19 equity method Income (Loss)	$122,863	$262,789					$(94,987)	$(44,939)

Sale of trading securities during quarter ended 09-30-19									$(41,667)	$(41,667)

Unrealized gains on trading securities - quarter ended 09-30-19	$0								(362,625)	$(362,625)
Balance @09-30-19	$3,772,652	$682,141	$0	$0	$0	$0	$2,898,722	$191,789	$120,708	$120,708

Investments made during quarter ended 12-31-19	$392,226	$262,414						$129,812

Quarter 12-31-19 equity method Income (Loss)	$(178,164)	$(75,220)					$(23,865)	$(79,079)
Reversal of Equity method Loss for 2019	$272,285						$125,143	$147,142
Impairment of investment in 2019	$(3,175,420)	$(869,335)					$(2,306,085)	$0
Loss on disposition of investment	$(389,664)							$(389,664)
Sale of trading securities during quarter ended 12-31-19	$0								$(17,760)	$(17,760)

Unrealized gains on trading securities - quarter ended 12-31-19	$0								(75,545)	$(75,545)
Balance @12-31-19	$693,915	$(0)	$0	$0	$0	$0	$693,915	$0	$27,403	$27,403

Equity Loss for Quarter ended 03-31-20	126,845	126,845

Recognize Joint venture liabilities per JV agreement @03-31-20	394,848	394,848

Impairment of Equity Loss for Quarter ended 03-31-20	(521,692)	(521,692)

Unrealized gains on trading securities - quarter ended 03-31-19									(13,945)	$(13,945)
Balance @03-31-20	$693,915	$0	$0	$0	$0	$0	$693,915	$0	$13,458	$13,458

Loan Payable
		Global					Natural			General
	TOTAL	Hemp			Bougainville	Gate C	Plant	RobertL		Operating
	JV Debt	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Extract	Hymers III	Vivabuds	Expense
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0				$0

Quarter 03-31-17 loan borrowings	1,500,000					1,500,000

Quarter 06-30-17 loan activity

Quarter 09-30-17 loan borrowings	725,000				725,000

Quarter 12-31-17 loan repayments	(330,445)				(330,445)

General operational expense	172,856									172,856
Balances as of 12/31/17 (a)	2,067,411	0	0	0	394,555	1,500,000	0	0	0	172,856

Quarter 03-31-18 loan borrowings (payments)	376,472	447,430								(70,958)

Quarter 06-30-18 cancellation of JV debt obligation	(1,500,000)					(1,500,000)

Quarter 06-30-18 loan repayments	(101,898)									(101,898)

Quarter 09-30-18 loan activity	0

Quarter 12-31-18 loan borrowings	580,425	580,425

Balance @12-31-18 (b)	1,422,410	1,027,855	0	0	394,555	0	0	0	0	0

Quarter 03-31-19 loan borrowings	649,575	649,575
Quarter 03-31-19 debt conversion to equity	(407,192)	(407,192)

Balance @03-31-19 ©	1,664,793	1,270,238	0	0	394,555	0	0	0	0	0

Quarter 03-31-19 loan borrowings	3,836,220	$161,220					$2,000,000		$0	$1,675,000

Quarter 03-31-19 debt conversion to equity	(1,572,971)	$(161,220)					$(349,650)			$(1,062,101)

Balance @06-30-19 (d)	3,928,042	1,270,238	0	0	394,555	0	1,650,350	0	0	612,899

Quarter 09-30-19 loan borrowings	582,000									$582,000

Quarter 09-30-19 debt conversion to equity	(187,615)									$(187,615)

Balance @09-30-19 (e)	4,322,427	1,270,238	0	0	394,555	0	1,650,350	0	0	1,007,284

Quarter 12-31-19 loan borrowings	2,989,378	$262,414					$596,784	$4,221		$2,125,959

Impairment of investment in 2019	(4,083,349)	$(1,532,652)			$(394,555)		$(2,156,142)

Loss on settlement of debt in 2019	50,093						$50,093

Adjustment to reclassify amount to accrued liabilities	(85,000)						$(85,000)

Balance @12-31-19 (f)	$3,193,548	$0)	$0	$0	$0	$0	$56,085	$4,221	$0	$3,133,243
Quarter 03-31-20 loan borrowings	441,638									$441,638

Quarter 03-31-20 debt conversion to equity	(619,000)									$(619,000)

Recognize Joint venture liabilities per JV agreement @03-31-20	394,848	394,848

Quarter 03-31-20 Debt Discount adjustments	24,138							$24,138

Balance @03-31-20 (g)	3,435,172	394,848	0	0	0	0	56,085	28,359	0	2,955,881

	03-31-20	12-31-19	09-30-19	06-30-19	03-31-19	12-31-18	12-31-17
This includes balances for:	Note (g)	Note (f)	Note (e)	Note (d)	Note (c)	Note (b)	Note (a)
- Debt obligation of JV	394,848	0	1,633,872	1,778,872	128,522	289,742	1,500,000
- Convertible NP, net of discount	3,040,324	3,193,548	2,688,555	2,149,170	1,536,271	1,132,668	394,555
- Longterm debt	0	0	0	0	0	0	172,856
Total Debt balance	3,435,172	3,193,548	4,322,427	3,928,042	1,664,793	1,422,410	2,067,411

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our hempSMART™ product sales and research and development efforts. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Results of Operations - The Company generated revenue of $81,819 and 114,810 for the three months ended March 31, 2020 and 2019, respectively. The decrease of $32,991 is due to the effects of the Company’s restructuring of its sales team and new sales strategies during the three months ended March 31, 2020, as well as the slowing of the general market demand due to the COVID-19 pandemic during the month of March. The changes to the sales strategy implemented during the quarter included rebranding of hempSMART’s products. However, the Company continues to make progress with its sales program as it continues to promote and support its affiliate marketing sales program and direct sales through its website.

For the three months ended March 31, 2020 and 2019, the Company had net losses from continuing operations of $392,157 and $914,105, respectively. This change is due primarily to the effects of the Company’s restructuring of its sales team and strategies and the effects of the COVID-19 pandemic which caused a slowing of the general market demands.

Revenues

Total revenues for the three months ended March 31, 2020 and 2019, were $81,819 and $114,810, respectively, a decrease of $32,991. This decrease is attributable to the effects of the Company’s restructuring of its sales team and new sales strategies during the three months ended March 31, 2020, as well as the slowing of the general market demand due to the COVID-19 pandemic during the month of March. The changes to the sales strategy implemented during the quarter included rebranding of hempSMART’s products. However, the Company continues to make progress with its sales program as it continues to promote and support its affiliate marketing sales program and direct sales through its website.

During the three months ended March 2020, the Company released one new industrial hemp based hempSMART product: hempSMART Body lotion, a cream formulated with organically industrial hemp combining premium CBD oil with unique blend of synergistic herbs and botanicals.

The following table identifies a comparison of our sales of products during the three months ended March 31, 2020 and 2019, respectively:

	March 31, 2020	March 31, 2019
Body Lotion	$1,155	$0	New Product in 2020
Brain	$10,116	$14,373
Drops	$47,224	$39,172
Face Moisturizer	$873	$8,278
Pain Capsules	$1,098	$10,483
Pain Cream	$14,848	$30,064
Pet Drops	$6,505	$12,440
Total Sales	$81,819	$114,810

Related Party Sales

Related party sales contributed $3,172 and $1,539 to our revenue for the three months ended March 31, 2020 and 2019, respectively. Related party sales are comprised of sales of our hempSMART products to our directors, officers, employees and sales team members. No related party sales were for services. All sales were made at listed retail prices and were for cash consideration.

Costs of Sales

Costs of sales primarily consist of inventory cost and overhead, manufacturing, packaging, warehousing, shipping and direct labor costs directly attributable to our hempSMART products. For the three months ended March 31, 2020 and 2019, our total costs of sales were $34,205 and $39,878, respectively. The decrease was primarily due to lower sales related to the Company’s sales restructuring and the COVID-19 pandemic.

Gross Profit

For the three months ended March 31, 2020 and 2019, gross profit was $47,614 and $74,932, respectively. This decrease was primarily attributed to new pricing and promotions associated to the company’s new sales restructuring and strategies during the three months ended March 31, 2020, which . However, the Company will continue to market its products aggressively as it continues to support its affiliate sales program in the near future. As a percentage of total revenues, gross profit was 58.2% and 65.3% for the three months ended March 31, 2020 and 2019, respectively.

Selling and marketing expenses

For the three months ended March 31, 2020 and 2019, selling and marketing expenses was $126,455 and $429,012, respectively. This decrease of $302,557 is due primarily to the effects of the Company’s restructuring of its sales team and new sales strategies during the three months ended March 31, 2020. The changes to the sales strategy implemented during the quarter included rebranding of hempSMART’s products.

Payroll and related expenses

For the three months ended March 31, 2020 and 2019, payroll and related expenses was $101,199 and $130,000, respectively. This decrease of $28,801 is attributed to elimination of redundant positions throughout the organization during the three months ended March 31, 2020 and resignation of the previous CEO and executive Vice President.

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. For the three months ended March 31,2020, stock-based compensation was $6,000 and $100,350, respectively. This decrease of $94,350 is due to the resignation of the Company’s CEO and executive Vice President during 2019.

General and administrative expenses

 Other general and administrative expenses decreased to $204,371 for the three months ended March 31, 2020 compared to $327,929 for the three months ended March 31, 2019. General and administrative expenses include research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The decrease of $123,608 is attributed to a reduction of $32,000 in bank fees due to less wire transfers fees incurred during the three months ended March 31, 2020; also a decrease in Consulting fees during the three months ended March 31, 2020 as these costs were higher during the three months ended March 31, 2019 related to the costs of closing a bank account and related consultant fees, for a total of $92,000.

Loss on change in fair value of derivative liabilities

During 2020 and 2019, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to fair value the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $430,692 and $2,687,449 change in fair value of derivative liabilities for the three months ended March 31, 2020 and 2019, respectively.

Loss on equity investment

During the three months ended March 31, 2020 and 2019, we adjusted the carry value of our investment for our pro rata share of equity investment of $129,845 and $59,541, respectively.

Gain on settlement of debt

During the three months ended March 31, 2020 and 2019, the company realized a gain on settlement of debt of $3,490 and $0, respectively. This was related to the payoff of a settlement agreement. Made in the ordinary course of its business during the three months ended March 31, 2020.

Interest Expense

Interest expense during the three months ended March 31, 2020 was $890,151 compared to $436,282 for the three months ended March 31, 2019. Interest expense primarily consists of interest incurred on our convertible and other debt. The debt discounts amortization and non-cash interest incurred during the three months ended March 31, 2020 and 2019 was $436,593 and $495,438, respectively. In addition, we incurred a non-cash interest of $890,151 and $436,282 non-cash interest in connection with convertible notes for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources – The Company has generated a net loss from continuing operations for the three months ended March 31, 2020 of $2,118,302 and used $597,243 cash for operations. As of March 31, 2020, the Company had total assets of $985,489, which included inventory of $136,388 and accounts receivable of $12,874.

During the three months ended March 31, 2020 and 2019, the Company has met its capital requirements through a combination of loans and convertible debt instruments. The Company will need to secure additional external funding in order to continue its operations. Our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $442,000 for March 31, 2020, as compared to $649,575 for March 31, 2019. During the three months ended March 31, 2019 and 2018, we entered into several separate financing arrangements with St. George Investments, LLC, a Utah limited liability company, in which we borrowed an aggregate of $1,536,271, the principal of which is convertible into shares of our common stock (see Note 6, Convertible Note Payable). Our ability to rely upon external financing arrangements to fund operations is not certain, and this may limit our ability to secure future funding from external sources without changes in terms requested by counterparties, changes in the valuation of collateral, and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way. We intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally.

Operating Activities - For the three months ended March 31, 2020, the Company used cash in operating activities of $597,243. For the three months ended March 31, 2019, the Company used cash in operating activities of $207,098. This decrease is due primarily to loss on share inducement and settlement of warrant liability (non-cash) and continued implementation of our business plans, operations, management, personnel and professional services.

Investing Activities - During the three months ended March 31, 2020, the Company spent cash of $1,271 in investing activities related to its purchase of investment and equipment. During the three months ended March 31, 2019, we spent $2,332 on equipment purchases and $290,260 in purchase of investments.

Financing Activities - During the three months ended March 31, 2020, the Company, primarily through its receipt of funds from the issuance of notes payable resulted in financing activity of $442,000. For the three months ended March 31, 2019 the Company received proceeds of $649,575 from the issuance of notes payable.

The Company’s business plans have not generated significant revenues and as of the date of this filing are not sufficient to generate adequate amounts of cash to meet its needs for cash. The Company's primary source of operating funds in 2020 and 2019 have been from revenue generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in the second half of 2019 and beyond as it develops its affiliate marketing program and other direct sales and marketing programs. The Company has stockholders' deficiencies at March 31, 2020 and requires additional financing to fund future operations. As of the date of this filing, and due to the early stages of operations, the Company has insufficient sales data to evaluate the amounts and certainties of cash flows, as well as whether there has been material variability in historical cash flows.

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

Off Balance Sheet Arrangements

As of March 31, 2020, and December 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of the quarter ended March 31, 2020, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures, to determine the existence of any material weaknesses or significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on this evaluation, the Company's management concluded its internal controls over financial reporting were not effective as of March 31, 2020. The ineffectiveness of the Company's internal control over financial reporting was due to the following identified material weaknesses and significant deficiencies:

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

(1)(a) On May 28, 2019, we formed an internal audit sub-committee to obtain timely information on a weekly basis on the status of our operations, respective budgets, expenses and variances on balances. We additionally retained accounting personnel to help us in this effort. Although we believe our continued implementation of this framework will provide an effective preventative control that will allow us to provide our auditor timely information about our business so that we can close our books in a timely fashion and file our reports to the Commission consistent with its rules and forms, our evaluation of its effectiveness is not complete and will require further review, assessment and disclosure. Therefore, this material weakness is not resolved.

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

The Company recently served process on the defendants and the case is currently in litigation. The Court set a trial date of January 22, 2021.

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

As previously reported on Form 8-K filed on May 15, 2020, as amended, the Company was unable to file its Quarterly Report on Form 10-Q for the period ended March 31, 2020 by the original deadline of May 15, 2020, due to circumstances related to COVID-19 pandemic, specifically: (i) the Southern California area, including the location of the Company’s corporate headquarters, was at one of the epicenters of the coronavirus outbreaks in the United States and the Governor of California had ordered all residents to stay at home excepting only essential travel; and (ii) historically, the Company has relied on vendors in China to manufacture certain of its principal products. The outbreak of COVID-19 caused different levels of delay in operations of the Company, vendors, customers and professional service providers. As a result, the Company’s books and records were not easily accessible from our Chinese manufacturer of our products, resulting in a delay in the preparation, audit and completion of the Company’s financial statements for the Annual Report.

Risks Related to Our Common Stock

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. We are authorized to issue 5,000,000,000 shares of common stock, $0.001 par value per share. As of June 23, 2020, there were 464,288,933 shares of our common stock issued and outstanding. Our financing activities in the past focused on convertible note financing that requires us to issue shares of common stock to satisfy principal, interest and any applicable penalties related to these convertible notes. When required under the terms and conditions of the convertible notes, we issue additional shares of common stock that have a dilutive effect on our stockholders. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock and so any investment in our company will be diluted, with a resulting decline in the value of our common stock.

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

Our financing instrument with Power Up Lending may impede a successful corporate action.

FINRA may or may not allow us to complete a corporate action including, but not limited to, a change of our name and/or trading symbol, due to our financing arrangements with Power Up Lending. One of Power Up Lending’s principals was involved with a former SEC enforcement action. The action completed without liability to Power Up or the Power Up affiliate, but FINRA has, from time to time when considering whether or not to grant a corporate action, determined that association with Power Up is a deficiency causing rejection of corporate actions.

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

During the quarter ended March 31, 2020, the Company made the following sales of unregistered equity securities:

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

On May 6, 2020, the Company issued 5,553,850 common shares to Odyssey Capital Fund (“Odyssey”). The issuance to Odyssey was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Odyssey was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Odyssey full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Odyssey acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

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

On May 18, 2020, the Company issued 11,740,217 common shares to Odyssey Capital Fund (“Odyssey”). The issuance to Odyssey was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Odyssey was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Odyssey full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Odyssey acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 21, 2020, the Company issued 12,926,193 common shares to Odyssey Capital Fund (“Odyssey”). The issuance to Odyssey was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Odyssey was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Odyssey full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Odyssey acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 26, 2020, the Company issued 14,123,038 common shares to Odyssey Capital Fund (“Odyssey”). The issuance to Odyssey was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Odyssey was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Odyssey full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Odyssey acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On May 28, 2020, the Company issued 15,309,377 common shares to Odyssey Capital Fund (“Odyssey”). The issuance to Odyssey was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Odyssey was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Odyssey full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Odyssey acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 3, 2020, the Company issued 16,517,455 common shares to Odyssey Capital Fund (“Odyssey”). The issuance to Odyssey was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Odyssey was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Odyssey full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Odyssey acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 8, 2020, the Company issued 7,877,532 common shares to Odyssey Capital Fund (“Odyssey”). The issuance to Odyssey was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Odyssey was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Odyssey full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Odyssey acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 11, 2020, the Company issued 24,140,241 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	By-laws (1)
10.1	Global Hemp Group, Inc. TTO Enterprises, Inc. Company Joint Venture Agreement (1)
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**       Filed herewith

***       Furnished Herewith

(1)       Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 25, 2020

MARIJUANA COMPANY OF AMERICA, INC.

By:	/s/ Jesus M. Quintero
Jesus M. Quintero
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jesus M. Quintero
Jesus M. Quintero
Chief Financial Officer
(Principal Financial and Accounting Officer)

