Form 10-Q
period 2020-06-30
Marijuana Co of America, Inc.
filed 2020-08-14
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of June 30, 2020, there were 469,288,934 shares of registrant’s common stock outstanding, as of August 14, 2020, the date of this filing, there were 1,292,526,855 shares of registrant’s common stock outstanding.

2

 PART 1 – FINANCIAL INFORMATION

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$18,989	$211,765
Short-term Investments	—	27,403
Accounts receivable, net	8,565	18,317
Inventory	158,465	149,175
Prepaid insurance	88,838	—
Other current assets	17,580	11,034
Total current assets	292,437	417,694

Property and equipment, net	5,455	7,512

Other assets:
Long-term Investments	693,915	693,915
Right-of-use-assets	15,334	22,101
Security deposit	2,500	2,500

Total assets	1,009,641	1,143,722

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	747,638	797,789
Accrued compensation	96,400	4,875
Accrued liabilities	433,457	522,258
Debt obligation of Joint Venture	478,494	—
Notes payable, related parties	40,000	40,000
Loans payable PPP Stimulus	35,500	—
Convertible notes payable, net of debt discount of $442,957 and $808,980, respectively	2,784,044	3,193,548
Right-of-use liabilities - current portion	7,476	14,361
Warrant liability to be settled	—	192,115
Contingency Liability	—	956,251
Subscriptions payable	327,383	330,797
Derivative liability	3,219,398	5,693,071
Total current liabilities	8,169,790	11,745,065

Non-Current Liabilities
Right-of-use liabilities	7,858	7,858

Total liabilities	8,177,648	11,752,923

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	10,000	10,000
Class B preferred stock, $0.001 par value, 5,000,000 shares designated, 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 469,288,934 and 77,958,081 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	469,289	77,958
Common stock to be issued, 44,994,720 and 0 shares, respectively	44,995	—
Additional paid in capital	68,777,044	63,467,054
Accumulated deficit	(76,469,334)	(74,164,213)
Total stockholders' deficit	(7,168,006)	(10,609,201)

Total liabilities and stockholders' deficit	$1,009,641	$1,143,722

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
REVENUES:
Sales	$77,827	$201,771	$156,474	$315,042
Related party Sales	5,131	6,809	8,303	8,348
Total Revenues	82,958	208,580	164,777	323,390

Cost of sales	39,187	29,139	73,392	69,017

Gross Profit	43,771	179,441	91,385	254,373

OPERATING EXPENSES:
Depreciation	1,582	1,695	3,328	3,391
Selling and marketing	74,212	656,751	200,667	1,085,762
Payroll and related	95,644	90,000	196,843	220,000
Stock-based compensation	536,452	395,400	542,767	549,250
General and administrative	211,116	335,264	415,173	609,744
Total operating expenses	919,006	1,479,110	1,358,777	2,468,147

Net loss from operations	(875,235)	(1,299,669)	(1,267,392)	(2,213,774)

OTHER INCOME (EXPENSES):
Interest expense, net	(881,945)	(1,005,970)	(1,772,096)	(1,442,252)
Impairment gain (Loss) on Joint Ventures	7,048	0	(260,954)	0
Loss on equity investment	(7,048)	(171,284)	(133,893)	(230,825)
Gain (Loss) on change in fair value of derivative liabilities	1,572,964	2,207,299	1,142,272	(480,150)
Unrealized Loss on trading securities	0	(150,000)	(13,945)	(285,000)
Loss on sale of trading securities	(2,603)	0	(2,603)
Gain on settlement of debt	0	0	3,490	0
Total other income (expense)	688,416	880,045	(1,037,729)	(2,438,227)

Net loss before income taxes	(186,819)	(419,624)	(2,305,121)	(4,652,001)

Income taxes (benefit)	0	0	0	0

NET INCOME (LOSS)	$(186,819)	$(419,624)	$(2,305,121)	$(4,652,001)

Loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted (after stock-split)	245,000,528	46,170,199	185,851,674	40,100,656
See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS JUNE 30, 2020 AND 2019 (UNAUDITED)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2018	10,000,000	$10,000	—	$—	42,687,301	$42,687	316,693	$90,000	$—	$50,707,103	$(53,983,895)	$(3,134,105)
Common stock issued for services rendered	—	—			535,387	535	—	—	—	548,715		549,250
Common stock issued in settlement of convertible notes payable and accrued interest					1,683,854	1,684	—	—	—	2,032,824	—	2,034,508
Additional paid-in capital due to issuance of convertible debt										462,714		462,714
Common stock to be issued pursuant to NPE stock purchase agreement					1,220,856	1,221	1,173,709	1,174		1,730,119		1,732,514
Common stock issued in exchange for exercise of warrants on a cashless basis		—			655,556	656	(140,752)	(40,000)		79,344	—	40,000
Sale of common stock					531,671	532	(175,941)	(50,000)		203,523		154,055
Net Loss		—	—	—	—	—	—	—	—	—	(4,652,001)	(4,652,001)
Balance, June 30, 2019	10,000,000	$10,000	$—	$—	47,314,625	$47,315	1,173,709	$1,174	$—	$55,764,342	$(58,635,896)	$(2,813,066)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2019	10,000,000	$10,000	—	$—	77,958,081	$77,958	—	$—	$—	$63,467,054	$(74,164,213)	$(10,609,201)
Common stock issued to settle amounts previously accrued					8,333	8				$6,692		6,700
Common stock issued for services rendered	—	—			44,658,333	44,658	—	—	—	498,108		542,766
Common stock issued in settlement of convertible notes payable and accrued interest	—	—			270,547,861	270,548	43,994,720	43,995		1,216,928	—	1,531,471
Conversion of related party notes payable					21,384,103	21,384	—	—		29,229		50,613
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—			51,054,214	51,054	1,000,000	1,000	—	375,446	—	427,500
Sale of common stock	—	—			—	—	—	—		—	—	—
Common shares issued in settlement of legal case					3,677,889	3,678				952,573		956,251
Reclassification of derivative liabilities to additional paid in capital										2,231,014		2,231,014
Net Loss	—	—	—	—	—	—	—	—	—	—	(2,305,121)	(2,305,121)
Balance, June 30, 2020	10,000,000	$10,000	—	$—	469,288,814	$469,289	44,994,720	$44,995	$—	$68,777,044	$(76,469,334)	$(7,168,006)

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,305,121)	$(4,652,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,028,931	1,308,550
Depreciation and amortization	3,328	3,391
Bad debt expense	—	15,000
Non cash interest	—	1,442,252
Impairment Loss on equity method investee	260,954
Loss on equity investment	133,895	230,825
(Gain) Loss on change in fair value of derivative liability	(1,142,272)	480,150
Interest expense recognized for the excess of fair value of derivative liability over net book value of notes payable at issuance	395,607	—
Loss on share inducement and settlement of warrant liability	138,885	—
Stock-based compensation	542,767	549,250
Unrealized Loss on trading securities	27,403	285,000
Changes in operating assets and liabilities:
Accounts receivable	9,752	(6,983)
Inventories	(9,290)	(62,469)
Prepaid expenses and other current assets	(95,384)	30,769
Accounts payable	145,784	(67,893)
Accrued expenses and other current liabilities	195,874	(986,430)
Right-of-use assets	6,767	—
Right-of-use liabilities	(6,885)	—
Contingency liability	—	—
Net cash provided by (used in) operating activities	(669,005)	(1,430,589)

Cash flows from investing activities:
Purchases of property and equipment	(1,271)	(2,703)
Investment in joint venture	—	(498,658)
Purchase of investments	—	—
Net cash provided by (used in) investing activities	(1,271)	(501,361)

Cash flows from financing activities:
Proceeds from issuance of notes payable	442,000	1,675,000
Proceeds from PPP loan payable	35,500	—
Net cash provided by (used in) financing activities	477,500	1,675,000

Net increase (decrease) in cash	(192,776)	(256,950)

Cash at beginning of period	211,765	359,577

Cash at end of period	$18,989	$102,627

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—

Non cash financing activities:
Common stock issued in settlement of convertible notes payable	$1,531,471	$462,714
Reclassification of derivative liabilities to additional paid-in capital	$2,231,014	$—
Investment in joint venture	$—	$2,650,000
Common shares issued in settlement of legal case	$956,251	$—
See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the six months ended June 30, 2020, the Company incurred net losses from operations of $2,305,121 and used cash in operations of $669,005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds for the six months ended June 30, 2020 has been from revenue generated from proceeds from the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2020 and beyond as it continues to develop its business model. The Company has stockholders' deficiencies as of June 30, 2020 and requires additional financing to fund future operations.

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principal is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted FASB ASC Topic 606 for our reporting period as of the year ended December 31, 2017, which made our implementation of FASB ASC Topic 606 effective in the first quarter of 2018. We decided to implement the modified retrospective transition method to implement FASB ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, we applied the new standards to all new contracts initiated on/after the effective date. We also decided to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. For the quarter ended June 30, 2020, there were no incomplete contracts. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

Identification of Our Contracts with Our Customers.

Contracts included in our application of FASB ASC Topic 606, for the quarter ended June 30, 2020, consisted solely of sales of our hempSMART™ products made by our sales associates and by us directly through our web site. Regarding our offered financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended 2017, 2018 and 2019, or for the quarter ended June 30, 2020.

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

Regarding our offered financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended 2019 and 2018 or for the quarter ended June 30, 2020.

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

Consulting Services

The Company has also offered professional services for financial accounting, bookkeeping or real property management consulting services based on consulting agreements. As of the date of this filing, we have not entered into any contracts for any financial accounting, bookkeeping and/or real property management consulting services that have generated reportable revenues as of the years ended 2017, 2018 and 2019 or the quarter ended June 30, 2020. If and when the Company provides these professional services, we would intend and expect the arrangements to be entered into on an hourly fixed fee basis.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2020, and December 31, 2019, allowance for doubtful accounts was $0 and $0 respectively.

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

Stock-Based Compensation - Employees

The Company accounts for its stock-based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

 If the Company is a newly formed corporation or shares of the Company are thinly traded, the use of share prices established in the Company’s most recent private placement memorandum (based on sales to third parties) (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Binomial Option Model option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Generally, all forms of share-based payments, including stock option grants, warrants and restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.

 The expense resulting from share-based payments is recorded in general and administrative expense in the statements of operations.

Stock-Based Compensation – Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

 In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation: Improvement to Nonemployee Share-Based Payment Accounting (Topic 718). The ASU supersedes ASC 505-50, Equity-Based Payment to Non-Employment and expends the scope of the Topic 718 to include stock-based payments granted to non-employees. Under the new guidance, the measurement date and performance and vesting conditions for stock-based payments to non-employees are aligned with those of employees, most notably aligning the award measurement date with the grant date of an award. The new guidance is required to be adopted using the modified retrospective transition approach. The Company adopted the new guidance effective January 1, 2019, with an immaterial impact on its financial statements and related disclosures.

The fair value of share options and similar instruments is estimated on the date of grant using a Binomial option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2020 and December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short term notes because they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $44,659 and $296,356 for the six months ended June 30, 2020 and 2019, respectively, as advertising costs.

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

The following table represents the Company’s hempSMART, Inc. business, which is its sole operating segment as of June 30, 2020 and 2019:

hempSMART STATEMENT OF OPERATIONS THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	For the three months ended		6 Months Ended	For the three months ended		6 Months Ended
	March 31, 2020	June 30, 2020	June 30, 2020	March 31, 2019	June 30, 2019	June 30, 2019

Revenues	$81,819	$82,958	$164,777	$114,810	$208,580	$323,390

Cost of Goods Sold	34,205	39,187	73,392	39,878	29,139	69,017

Gross Profit	47,614	43,771	91,385	74,932	179,441	254,373

Expense
Stock Based Compensation	0	17,850	17,850	0	0	0
Selling and Marketing	101,897	74,356	176,253	292,365	351,268	643,633
Payroll and Related expenses	18,749	32,113	50,862	0	0	0
Depreciation Expense	1,746	1,582	3,328	1,696	1,696	3,392
General and Admin Expenses	71,599	53,911	125,510	288,023	280,214	568,237
Total Expense	193,991	179,812	373,803	582,084	633,178	1,215,262

Net Loss from Operations	$(146,377)	$(136,041)	$(282,418)	$(507,152)	$(453,737)	$(960,889)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2020, and 2019, the Company has not recorded any unrecognized tax benefits.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

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

In considering its qualitative disclosure obligations under ASC 842-20-50-3, the Company examined its one lease for office space that has a fixed monthly rent with no variable lease payments and no options to extend. The lease is for an office space with no right of use assets. The lease does not provide for terms and conditions granting residual value guarantees by the Company, or any restrictions or covenants imposed by the lease for dividends or incurring additional financial obligations by the Company. The Company also elected a short-term lease exception policy and an accounting policy to not separate non-lease components from lease components for our facility lease, as we determined our right of use asset to be $15,334 for the period ended June 30, 2020.

Consistent with ASC 842-20-50-4, for the Company's June 30, 2020, quarterly financial statements, the Company calculated its total lease cost based solely on its monthly rent obligation. The Company had no cash flows arising from its lease, no finance lease cost, short term lease cost, or variable lease costs. Our office lease does not produce any sublease income, or any net gain or loss recognized from sale and leaseback transactions. As a result, the Company did not need to segregate amounts between finance and operating leases for cash paid for amounts included in the measurement of lease liabilities, segregated between operating and financing cash flows; supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets; weighted-average calculations for the remaining lease term; or the weighted-average discount rate.

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

The Company has right-of-use assets of $15,334 and operating lease liabilities of $18,819 as of June 30, 2020. Operating lease expense for the six months ended June 30, 2020 was $32,371.

The following table provides the maturities of lease liabilities at June 30, 2020:

Maturity of Lease Liabilities at June 30, 2020
2020	$12,015
2021	8,089
2021 and thereafter	—
—
Total future undiscounted lease payments	20,104
Less: Interest	(1,285)
Present value of lease liabilities	$18,819

Minimum lease payments under the Company’s operating lease under ASC 840 as of for 2020 and 2021 are $12,015 and $8,089, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2020 and December 31, 2019 is summarized as follows:

	June 30, 2020	December 31, 2019
Computer equipment	$17,629	$16,358
Furniture and fixtures	5,140	5,140
Subtotal	22,769	21,498
Less accumulated depreciation	(17,314)	(13,986)
Property and equipment, net	$5,455	$7,512

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $3,328 and $3,391 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 6 – INVESTMENTS

MoneyTrac

We entered into a stock purchase agreement on March 13, 2017 with MoneyTrac Technology, Inc., a California stock corporation (“MoneyTrac”) to purchase a 15% equity position in MoneyTrac. On July 27, 2017, we completed tender of the purchase price of $250,000 pursuant to that stock purchase agreement. On June 12th, 2018, Global Payout, Inc. (“Global”) entered into a reverse triangular merger business combination (the “Merger”) with MoneyTrac and MTrac Tech Corporation, a Nevada corporation and wholly-owned subsidiary of Global (“Merger Sub”), whereby MoneyTrac was successfully merged into Merger Sub, the surviving corporation of the Merger. Thereafter, the separate existence of MoneyTrac ceased, and all rights, privileges, powers and property of MoneyTrac were assumed by Merger Sub. Additionally, Merger Sub assumed all of the financial obligations and liabilities of MoneyTrac, except minute books and stock records of MoneyTrac insofar as they relate solely to its organization and capitalization, and the rights of MoneyTrac arising out of the executed Merger. Pursuant to the terms of the Merger, Global issued 1,100,000,000 (one billion, one hundred million) shares of its common stock to MoneyTrac as consideration for the acquisition of MoneyTrac. Pursuant to the terms of the Merger, a conversion of issued MoneyTrac stock was completed whereby each one (1) share of MoneyTrac stock, issued and outstanding immediately prior to the effective date of the Merger, was canceled and extinguished and converted automatically into ten (10) shares of Global common stock. As of the effective date of the Merger, all shares of Global Preferred Stock issued prior to the effective date of the Merger were canceled and extinguished without any conversion thereof. We acquired 150,000,000 Global common shares for our purchase price of $250,000, representing ownership of approximately fifteen percent (15%) of the post-Merger issued and outstanding equity of Global. Global’s name changed in April, 2020 to Global Trac Solutions, Inc. Global’s common stock is traded on the OTC Markets under the symbol “PYSC.” We realized $51,748.17 from the sales of all of our Global securities, and as of June 30, 2020, have no remaining shares. We have a cash balance in the amount of $12,500 held in our brokerage account, a receivable resulting from the proceeds of our sale of our Global shares, that we have not collected.

Benihemp

On July 19, 2017, we agreed to lend $50,000 to Conveniant Hemp Mart, LLC (“Benihemp”) based on a promissory note. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Benihemp, subject to our payment of an additional $50,000, equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and made payment to Benihemp on November 21, 2017. On May 1, 2019, the Company and Benihemp agreed to cancel the Company’s 25% interest in Benihemp. Benihemp issued to the Company a credit memo equal to the Company’s $100,000 investment. The Company determined that as of December 31, 2019, approximately $41,000 of this credit was impaired and not usable.

Global Hemp Group New Brunswick Joint Venture

On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group, Inc., a Canadian corporation (“Global Hemp Group”), in a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada. Our participation included providing one-half, or $10,775, of the funding for the phase one work of the multi-phase industrial hemp project. On January 10, 2018, phase one of the project was completed by successfully cultivating industrial hemp during the 2017 growing season for research purposes. The Company’s project-related costs incurred according to the Company’s interest in the industrial hemp project were $0 and $10,775 for the years ended December 31, 2019 and 2018 respectively and was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods. As of December 31, 2019, and June 30, 2020, the balance of the New Brunswick industrial hemp joint venture investment reported on the balance sheet for the year ended December 31, 2019 was $0 as a result of the investment being deemed fully impaired and the Company withdrawing from the joint venture as of September 30, 2019.

Global Hemp Group Oregon Joint Venture

On May 8, 2018, the Company, Global Hemp Group, and TTO Enterprises, Ltd., an Oregon corporation (“TTO”) entered into a joint venture agreement. The purpose of the joint venture was to develop an Oregon-licensed industrial hemp project to commercialize the cultivation of industrial hemp biomass on a 109-acre parcel of farmland owned by the Company and Global Hemp Group in Scio, Oregon. The joint venture operated through the Oregon corporation Covered Bridges, Ltd. On May 30, 2018, the joint venture purchased TTO’s 15% interest in the joint venture for $30,000. The Company and Global Hemp Group then had equal interests as co-owners of the joint venture. The joint venture agreement committed the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and $34,775 by January 31, 2019. The Company performed these payment obligations pursuant to the joint venture agreement.

The 2018 crop of industrial hemp grown on the joint venture’s farmland consisted of 33 acres of high-yield CBD industrial hemp biomass grown in an orchard-style cultivation method on our farmland. The 33-acre 2018 harvest produced approximately 37,000 high CBD content industrial hemp plants, yielding a total of 24 tons of wet harvested industrial hemp biomass that resulted in a saleable harvest of 48,000 pounds of cured industrial hemp biomass. The joint venture partners prepared processing samples ranging in size from 100 to 2,000 lbs. for sample offers to licensed industrial hemp handlers and CBD extraction companies. This industrial hemp biomass was processed into a CBD crude oil concentrate with the option to refine it further into CBD isolate, or full spectrum oil, in order to increase its value on the market.

As of December 31, 2019, the combined balance of this joint venture investment and related farmland investment was $0, as the investment was written off as a loss as a result of its failure to generate any cash flow for the Company for the period ended December 31, 2019. The debt obligation of $262,414 related to this joint venture was also written off to $0 as of the year ended December 31, 2019. The debt obligation related to the joint venture for the six months ended June 30, 2020 was $478,494.

BV-MCOA Joint Venture

On March 16, 2017, we entered into a joint venture agreement with Bougainville Ventures, Inc., a Canadian corporation (“Bougainville”). The purpose of this joint venture between the Company and Bougainville was for the Company and Bougainville to (i) jointly engage in the development and promotion of products in the legalized cannabis industry in Washington State; (ii) utilize Bougainville's high quality cannabis grow operations in the State of Washington, where it claimed to have an ownership interest in real property for use within the legalized cannabis industry; (iii) leverage Bougainville’s agreement with a Washington State legal cannabis industry production license holder to grow cannabis on the joint venture site; provide technical and management services and resources including, but not limited to: sales and marketing, agricultural procedures, operations, security and monitoring, processing and delivery, branding, capital resources and financial management; and, (iv) optimize collaborative business opportunities. The Company and Bougainville agreed to operate through a Washington State limited liability company, which was organized in the State of Washington on May 16, 2017 under the name BV-MCOA Management, LLC (“BV-MCOA”).

As our contribution to the BV-MCOA joint venture, the Company committed to raise not less than $1,000,000 to fund joint venture operations, based upon a funding schedule. The Company also committed to providing branding and systems for the representation of state-licensed cannabis products and derivatives comprised of management, marketing and various proprietary methodologies directly tailored to the state-licensed cannabis industry.

The Company and Bougainville's joint venture agreement dictated that funding provided by the Company to the BV-MCOA joint venture would contribute towards the joint venture’s ultimate purchase of a state-licensed cannabis cultivation site, consisting of a one-acre parcel located in Okanogan County, Washington.

As disclosed on Form 8-K on December 11, 2017, the Company did not comply with the funding schedule for the BV-MCOA joint venture. On November 6, 2017, the Company and Bougainville amended the joint venture agreement to reduce the amount of the Company's commitment from $1,000,000 to $800,000, with a related compensatory element whereby the Company agreed to issue Bougainville 15 million shares of the Company's restricted common stock. The Company completed its payments pursuant to the amended agreement on November 7, 2017, and on November 9, 2017, issued to Bougainville 15 million shares of restricted common stock. The amended joint venture agreement provided that Bougainville would deed the real property comprising the BV-MCOA joint venture’s state-licensed cannabis cultivation site within thirty days of Bougainville’s receipt of payment.

Subsequently, the Company determined that Bougainville had no ownership interest in the real property comprising the BV-MCOA joint venture’s state-licensed cannabis cultivation site in Washington State, but rather was a party to a purchase agreement for real property that was in breach of contract for non-payment. Additionally, the Company also determined that Bougainville did not possess an agreement with a Washington State legal cannabis industry production license holder to grow cannabis on the BV-MCOA joint venture’s cannabis cultivation site, contrary to what Bougainville had previously represented to the Company. Further, as a result of funding arranged for by the Company, Bougainville and an unrelated third party, Green Ventures Capital Corp., purchased the cannabis cultivation site and did not then deed the real property comprising the site to the BV-MCOA joint venture. As of the date of this filing, the real property comprising the site has still not been deeded to the BV-MCOA joint venture.

To clarify the respective contributions and roles of the parties, the Company offered to enter into good faith negotiations to further revise and restate the amended BV-MCOA joint venture agreement with Bougainville. The Company diligently attempted to communicate with Bougainville to accomplish a revised and restated joint venture agreement, and made diligent efforts towards satisfying the conditions to complete the subdivision of the site required by the Okanogan County Assessor. However, Bougainville failed to cooperate or communicate with the Company in good faith, and failed to pay the delinquent taxes on the real property that would allow for sub-division of the site and the deeding of the site’s real property to the BV-MCOA joint venture.

On August 10, 2018, the Company advised its independent auditor that Bougainville failed to respond to the Company regarding the Company’s requests to Bougainville for information concerning the audit of Bougainville’s receipt and expenditure of the $800,000 contributed by the Company to the BV-MCOA joint venture agreement, which was Bougainville’s material obligation pursuant to the amended BV-MCOA joint venture agreement. The Company believes that some of the joint venture funds it paid into the BV-MCOA joint venture were misappropriated by Bougainville’s management and that there was self-dealing with respect to those funds. Additionally, the Company believes that Bougainville misrepresented material facts in both the original and amended BV-MCOA joint venture agreements, including, but not limited to, Bougainville’s representations that: (i) it had an ownership interest in real property that was to be deeded to the joint venture; (ii) it had an agreement with a Washington State legal cannabis production license holder to grow cannabis on the BV-MCOA joint venture’s cannabis cultivation site; and, (iii) that clear title to the real property associated with the BV-MCOA joint venture’s cannabis cultivation site and the Washington State legal cannabis production license holder claimed by Bougainville would be deeded to the BV- MCOA joint venture no later than thirty days after the Company made its final funding contribution pursuant to the amended BV-MCOA joint venture agreement.

As a result, on September 20, 2018, the Company filed suit against Bougainville Ventures, Inc., BV-MCOA Management, LLC, Andy Jagpal and Richard Cindric, et al. in the Okanogan County, Washington Superior Court, case number 18-2- 0045324. The Company’s complaint against the defendants seeks legal and equitable relief for breach of contract, fraud, breach of fiduciary duty, civil theft and conversion, rescission of the BV-MCOA joint venture agreement, a full accounting of the funds invested into BV-MCOA, quiet title to real property comprising the joint venture cannabis cultivation site in the name of the Company, for the appointment of a receiver to BV-MCOA, the return to treasury of the 15 million shares of the Company’s preferred common stock issued to Bougainville, and for treble damages pursuant to the Consumer Protection Act in Washington State. The Company filed a lis pendens on the real property in question and the case is currently in litigation.

In connection with the BV-MCOA joint venture agreement, the Company recorded a cash investment of $1,188,500 to the BV-MCOA joint venture during 2017. This was comprised of 49.5% ownership of BV-MCOA Management LLC and was accounted for using the equity method of accounting. The Company recorded an annual impairment in 2017 of $792,500, reflecting the Company’s percentage of ownership of the net book value of the investment. During 2018, the Company recorded equity losses of $37,673 and $11,043 for the first and second quarters respectively, and recorded an annual impairment of $285,986 for the year ended December 31, 2018, at which time the Company determined the investment to be fully impaired due to Bougainville’s breach of contract and resulting litigation, as discussed above.

GateC Joint Venture

On March 17, 2017, the Company and GateC Research, Inc. (“GateC”) entered into a joint venture agreement whereby the Company committed to raise venture capital operating funds of up to $1,500,000 over a six-month period, with a minimum commitment of five hundred thousand dollars ($500,000) within a three (3) month period. The Company’s non-cash contribution to the GateC joint venture was to provide information establishing brands and systems for the representation of cannabis-related products and derivatives comprised of management, marketing and various proprietary methodologies, including but not limited to its affiliate marketing program, directly tailored to the cannabis industry. GateC agreed to contribute its management and control services and systems related to cannabis grow operations in Adelanto County, California, and its permit to grow marijuana in an approved zone in Adelanto, California. GateC did not own a physical site for its operation in Adelanto County, California, and GateC’s permit to grow cannabis did not contain a conditional use permit.

On or about November 28, 2017, GateC and the Company orally agreed to suspend the Company’s funding commitment, pending the finalization of California State regulations governing the growth, cultivation and distribution of cannabis, which were expected to be completed in 2018. On March 19, 2018, the Company and GateC entered into a recession and mutual release agreement, by which they rescinded the GateC joint venture agreement and concurrently each gave the other party a universal general release from all claims arising out of the agreement. We incurred no termination penalties as the result of its entry into the recession and mutual release agreement.

In 2017, the Company recorded a debt obligation of $1,500,000 to the GateC joint venture and a corresponding impairment charge of $1,500,000 during for the year ended December 31, 2017. Upon termination of the GateC joint venture agreement on March 19, 2018, the Company realized a gain on settlement of debt obligation of $1,500,000 for the year ended December 31, 2018.

Natural Plant Extract of California

On April 15, 2019, we entered into a joint venture with Natural Plant Extract of California, Inc. (“NPE”) to operate a licensed psychoactive cannabis distribution service in California to be named Viva Buds. California legalized psychoactive cannabis for medicinal and recreational use on January 1, 2018. On February 3, 2020, we terminated the NPE joint venture and entered into a Settlement and Release of All Claims Agreement with NPE. In exchange for that universal release, the Company and NPE (i) agreed to reduce the Company’s interest in NPE from 20% to 5%; (ii) agreed the Company would pay NPE a total of $85,000 as follows: $35,000 concurrent with the execution of the universal release, and $25,000 no later than the 5th calendar day for each of the two months following execution of Settlement and Release of All Claims Agreement; and, (iii) agreed to retire the balance of our original valuation obligation from the material definitive agreement, representing a shortfall of $56,085.15, in a convertible promissory note, with terms allowing NPE to convert the note into common stock of MCOA at a 50% discount to the closing price of MCOA’s common stock as of the maturity date.

Of the total amount due and payable by us with regards to the NPE joint venture agreement as of the date of this filing, we owe $75,000, and we are in breach of the Settlement and Release of All Claims Agreement with NPE. On February 3, 2020, we executed a convertible promissory note in the amount of $56,085.15 to NPE. Additionally, as a result of our settlement agreement with NPE, we became liable to pay NPE our 5% portion equal to $25,902 of the regulatory charges to the City of Lynwood and the State of California to transfer the cannabis licenses back to NPE. To date, we have not paid this amount and it is due and owing.

MARIJUANA COMPANY OF AMERICA, INC.

INVESTMENT ROLL-FORWARD

AS OF JUNE 30, 2020

	INVESTMENTS								SHORT-TERM INVESTMENTS
									TOTAL
	TOTAL	Global			Bougainville	Gate C	Natural		Short-
	INVESTMENTS	Hemp Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Plant Extract	Vivabuds	Term Investments	MoneyTrac
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0			$0	$0
Investments made during 2017	3,049,275	10,775	100,000	250,000	1,188,500	1,500,000			0	0

Quarter 03-31-17 equity method Loss	0								0

Quarter 06-30-17 equity method Loss	0								0

Quarter 09-30-17 equity method Loss	(375,000)				(375,000)				0

Quarter 12-31-17 equity method accounting	313,702				313,702				0

Impairment of Investment in 2017	(2,292,500)	0			(792,500)	(1,500,000)			0	0
Balances as of 12/31/17	695,477	10,775	100,000	250,000	334,702	0	0	0	0	0

Investments made during 2018	986,654	986,654							0

Quarter 03-31-18 equity method Loss	(37,673)				(37,673)				0

Quarter 06-30-18 equity method Loss	(11,043)				(11,043)				0

Quarter 09-30-18 equity method Loss	(10,422)		(10,422)						0

Quarter 12-31-18 equity method Loss	(31,721)	(31,721)	0						0

Moneytrac investment reclassified to Short-Term investments	(250,000)			(250,000)					250,000	250,000

Unrealized gains on trading securities - 2018	0								560,000	560,000

Impairment of investment in 2018	(933,195)	(557,631)	(89,578)		(285,986)				0
Balance @12-31-18	$408,077	$408,077	$0	$0	$0	$0	$0	$0	$810,000	$810,000

Investments made during quarter ended 03-31-19	129,040	129,040

Quarter 03-31-19 equity method Loss	(59,541)	(59,541)

Unrealized gains on trading securities - quarter ended 03-31-19									(135,000)	$(135,000)
Balance @03-31-19	$477,576	$477,576	$0	$0	$0	$0	$0	$0	$675,000	$675,000

Investments made during quarter ended 06-30-19	$3,157,234	$83,646					$3,000,000	$73,588

Quarter 06-30-19 equity method Income (Loss)	$(171,284)	$141,870)					$(6,291)	$(23,123)

Unrealized gains on trading securities - quarter ended 06-30-19	$0								(150,000)	$(150,000)
Balance @06-30-19	$3,463,526	$419,352	$0	$0	$0	$0	$2,993,709	$50,465	$525,000	$525,000

Investments made during quarter ended 09-30-19	$186,263							$186,263

Quarter 09-30-19 equity method Income (Loss)	$122,863	$262,789					$(94,987)	$(44,939)

Sale of trading securities during quarter ended 09-30-19									$(41,667)	$(41,667)

Unrealized gains on trading securities - quarter ended 09-30-19	$0								(362,625)	$(362,625)
Balance @09-30-19	$3,772,652	$682,141	$0	$0	$0	$0	$2,898,722	$191,789	$120,708	$120,708

Investments made during quarter ended 12-31-19	$392,226	$262,414						$129,812

Quarter 12-31-19 equity method Income (Loss)	$(178,164)	$(75,220)					$(23,865)	$(79,079)
Reversal of Equity method Loss for 2019	$272,285						$125,143	$147,142
Impairment of investment in 2019	$(3,175,420)	$(869,335)					$(2,306,085)	$0
Loss on disposition of investment	$(389,664)							$(389,664)
Sale of trading securities during quarter ended 12-31-19	$0								$(17,760)	$(17,760)

Unrealized gains on trading securities - quarter ended 12-31-19	$0								(75,545)	$(75,545)
Balance @12-31-19	$693,915	$0)	$0	$0	$0	$0	$693,915	$0	$27,403	$27,403

Equity Loss for Quarter ended 03-31-20	126,845	126,845

Recognize Joint venture liabilities per JV agreement @03-31-20	394,848	394,848

Impairment of Equity Loss for Quarter ended 03-31-20	(521,692)	(521,692)

Unrealized gains on trading securities - quarter ended 03-31-19									(13,945)	$(13,945)
Balance @03-31-20	$693,915	$0	$0	$0	$0	$0	$693,915	$0	$13,458	$13,458

Equity Loss for Quarter ended 06-30-20	(7,048)	(7,048)

Impairment of Equity Loss for Quarter ended 06-30-20	7,048	7,048

Sales of of trading securities - quarter ended 06-30-20									(13,458)	$(13,458)
Balance @06-30-20	$693,915	$0	$0	$0	$0	$0	$693,915	$0	$0	$0

Loan Payable
		Global					Natural			General
	TOTAL	Hemp			Bougainville	Gate C	Plant	Robert L		Operating
	JV Debt	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Extract	Hymers III	Vivabuds	Expense
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0				$0

Quarter 03-31-17 loan borrowings	1,500,000					1,500,000

Quarter 06-30-17 loan activity

Quarter 09-30-17 loan borrowings	725,000				725,000

Quarter 12-31-17 loan repayments	(330,445)				(330,445)

General operational expense	172,856									172,856
Balances as of 12/31/17 (a)	2,067,411	0	0	0	394,555	1,500,000	0	0	0	172,856

Quarter 03-31-18 loan borrowings (payments)	376,472	447,430								(70,958)

Quarter 06-30-18 cancellation of JV debt obligation	(1,500,000)					(1,500,000)

Quarter 06-30-18 loan repayments	(101,898)									(101,898)

Quarter 09-30-18 loan activity	0

Quarter 12-31-18 loan borrowings	580,425	580,425

Balance @12-31-18 (b)	1,422,410	1,027,855	0	0	394,555	0	0	0	0	0

Quarter 03-31-19 loan borrowings	649,575	649,575
Quarter 03-31-19 debt conversion to equity	(407,192)	(407,192)

Balance @03-31-19 ©	1,664,793	1,270,238	0	0	394,555	0	0	0	0	0

Quarter 03-31-19 loan borrowings	3,836,220	$161,220					$2,000,000		$0	$1,675,000

Quarter 03-31-19 debt conversion to equity	(1,572,971)	$161,220)					$349,650)			$1,062,101)

Balance @06-30-19 (d)	3,928,042	1,270,238	0	0	394,555	0	1,650,350	0	0	612,899

Quarter 09-30-19 loan borrowings	582,000									$582,000

Quarter 09-30-19 debt conversion to equity	(187,615)									$(187,615)

Balance @09-30-19 (e)	4,322,427	1,270,238	0	0	394,555	0	1,650,350	0	0	1,007,284

Quarter 12-31-19 loan borrowings	2,989,378	$262,414					$596,784	$4,221		$2,125,959

Impairment of investment in 2019	(4,083,349)	$(1,532,652)			$(394,555)		$(2,156,142)

Loss on settlement of debt in 2019	50,093						$50,093

Adjustment to reclassify amount to accrued liabilities	(85,000)						$(85,000)

Balance @12-31-19 (f)	$3,193,548	$(0)	$0	$0	$0	$0	$56,085	$4,221	$0	$3,133,243
Quarter 03-31-20 loan borrowings	$441,638									$441,638

Quarter 03-31-20 debt conversion to equity	$(619,000)									$(619,000)

Recognize Joint venture liabilities per JV agreement @03-31-20	$394,848	$394,848

Quarter 03-31-20 Debt Discount adjustments	$24,138							$24,138

Balance @03-31-20 (g)	$3,435,172	$394,848	$0	$0	$0	$0	$56,085	$28,359	$0	$2,955,881

Quarter 06-30-20 loan borrowings, net	$65,091							$65,091
Quarter 06-30-20 debt conversion to equity	$(727,118)									$(727,118)
Quarter 06-30-20 reclass of liability	$83,647	$83,647

Quarter 06-30-20 Debt Discount adjustments	$405,746							$(27,715)		$433,461

Balance @06-30-20 (h)	$3,262,538		$0	$0	$0	$0	$56,085	$65,735	$0	$2,662,224
24

	06-30-20	03-31-20	12-31-19	09-30-19	06-30-19	03-31-19	12-31-18	12-31-17
This includes balances for:	Note (H)	Note (g)	Note (f)	Note (e)	Note (d)	Note (c)	Note (b)	Note (a)
- Debt obligation of JV	478,494	394,848	0	1,633,872	1,778,872	128,522	289,742	1,500,000
- Convertible NP, net of discount	2,784,044	3,040,324	3,193,548	2,688,555	2,149,170	1,536,271	1,132,668	394,555
- Longterm debt	0	0	0	0	0	0	0	172,856
Total Debt balance	3,262,538	3,435,172	3,193,548	4,322,427	3,928,042	1,664,793	1,422,410	2,067,411

NOTE 7 – NOTES PAYABLE, RELATED PARTY

As of June 30, 2020, and December 31, 2019, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company. The issued notes are unsecured, due on demand and bear 5% interest. The balance due to Notes Payable Related Party as of June 30, 2020 and December 31, 2019 was $40,000 and $40,000 respectively. These notes are payable to the estate of Charles Larsen, who passed away on May 15, 2020.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2020, the Company issued an aggregate of 291,931,964 shares of its common stock in settlement of the issued convertible notes payable and accrued interest.

For the six months ended June 30, 2020 and June 30, 2019, the Company recorded amortization of debt discounts of $1,028,931 and $1,308,550, respectively, as a charge to interest expense.

Convertible notes payable are comprised of the following:

	June 30,	December 31,
	2020	2019
Lender	(Unaudited)	(Audited)
Convertible note payable - Power Up Lending Group	$209,000	$294,000
Convertible note payable - Crown Bridge Partners	$114,900	$110,000
Convertible note payable - Odyssey Funding LLC	$0	$250,000
Convertible note payable - Paladin Advisors LLC	$25,000	$75,000
Convertible note payable - GS Capital Partners LLC	$173,000	$173,000
Convertible note payable - Natural Plant Extract	$56,085	$56,085
Convertible note payable - Robert L. Hymers III	$161,644	$96,553
Convertible note payable - LG Capital	$50,000	$—
Convertible note payable - BHP Capital	$37,625	$—
Convertible note payable - Jefferson Capital	$37,625	$—
Convertible note payable - GW Holdings	$57,750	$—
Convertible note payable - St. George	$2,304,372	$2,947,890
Total	$3,227,001	$4,002,528
Less debt discounts	$(442,957)	$(808,980)
Net	$2,784,044	$3,193,548
Less current portion	$(2,784,044)	$(3,193,548)
Long term portion	$—	$—

Convertible notes payable-Power Up Lending

From July 1 through September 12, 2019, the Company issued four convertible promissory notes in the aggregate principal amount of $294,000 to Power Up Lending Group Ltd. (“Power Up”). The promissory notes bear interest at 10% per annum, are due one year from the respective issuance date and include an original issuance discount in the aggregate of $12,000. Interest on the notes accrues from the issuance date, but interest will not become payable until the notes become payable. The notes are convertible at any time at a conversion rate equal to 61% of the market price of the Company’s common stock, defined as the lowest trading price during the 15-trading-day period prior to the conversion date. Upon the issuance of these convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the debentures should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $169,202 is being amortized to interest expense over the respective terms of the notes.

The Company has the right to prepay the notes for an amount ranging from 125% - 140% multiplied by the outstanding balance (all principal and accrued interest) depending on the prepayment period (ranging from 1 to 180 days following the issuance date). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note.

As of June 30, 2020, and December 31, 2019, the Company owed an aggregate of $209,000 and, $294,000 of principal, respectively on these convertible promissory notes. As of June 30, 2020, the Company owed $7,929 of accrued interest.

Convertible notes payable-Crown Bridge Partners

From October 1 through December 31, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $225,000 to Crown Bridge Partners LLC (“Crown Bridge”). The promissory notes bear interest at 10% per annum, are due one year from the respective issuance date and include an original issuance discount (“OID”) in aggregate of $22,500. Interest accrues from the issuance date, but interest shall not become payable until the notes becomes payable. The notes are convertible at any time at a conversion rate equal to 60% of the market price of the Company’s common stock, defined as the lowest trading price during the 15-trading-day period prior to the conversion date. Upon the issuance of these convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the debentures should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $88,674 is being amortized to interest expense over the respective terms of the notes. The Company also issued a total of 519,230 warrants with an initial exercise price of $0.26, with reset provisions based on issuances of common stock subsequent to the issuance date. Due to the reset provision, the conversion option of these warrants is also accounted for as a derivative liability. See Note 10.

The Company has the right to prepay the notes for an amount ranging from 125% - 140% multiplied by the outstanding balance (all principal and accrued interest) depending on the prepayment period (ranging from 1 to 180 days following the issuance date). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note.

As of June 30, 2020, and December 31, 2019, the Company owed an aggregate of $114,900, and $110,000 of principal respectively. As of June 30, 2020, the Company owed of accrued interest of $1,250, on these convertible promissory notes.

Convertible notes payable-Odyssey Funding LLC

On October 30, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $250,000 to Odyssey Funding LLC (“Odyssey”). The promissory notes bear interest at 12% per annum, are due one year from the respective issuance date and include an original issuance discount in an aggregate of $12,500. Interest accrues from the issuance date, but interest does not become payable until the notes becomes payable. The notes are convertible at any time at a conversion rate equal to 55% the average of the two lowest trading prices of the Company’s common stock as quoted on the National Quotations Bureau OTC market or exchange where the Company's shares are traded or any exchange upon which the Common Stock may be traded in the future, for the twenty prior trading days to the conversion date.

As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $207,650 is being amortized to interest expense over the respective terms of the notes. As of June 30, 2020, and December 31, 2019, the Company owed principal of $0 and $250,000. As of June 30, 2020, the Company owed $0 in accrued interest.

Convertible notes payable - Paladin Advisors LLC

On October 23, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $75,000 to Paladin Advisors, LLC (“Paladin”). The promissory notes bear interest at 8% per annum and are due six months from the respective issuance date of each note along with accrued and unpaid interest. Principal and interest is payable on the date six months from the date of issuance of the note. Pursuant to the notes, Paladin has the option to convert all or any portion of the unpaid principal amount of the notes, plus accrued interest, into shares of the Company’s common stock at a conversion price equal to a 45% discount to the lowest closing bid of the previous 10 day trading period prior to the conversion.

The aggregate debt discount of $46,721 is being amortized to interest expense over the respective terms of the notes. As of June 30, 2020, and December 31, 2019, the Company owed an aggregate of $25,000 and $75,000 of principal. As of June 30, 2020, the Company owed $1,000 in accrued interest.

Convertible notes payable-GS Capital Partners LLC

On December 19, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $173,000 to GS Capital Partners LLC (“GS Capital”). The promissory notes bear interest at 10% per annum, are due one year from the respective issuance date, and include an original issuance discount in an aggregate of $15,000. Pursuant to the notes, GS Capital is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the notes into shares of the Company's common stock at a per-share conversion price equal to 62% of the lowest trading price of the Company's common stock as reported on the National Quotations Bureau OTC Marketplace exchange on which the Company’s shares are quoted, or any exchange upon which the Company's common stock may be traded in the future, for the twenty trading days prior to the conversion.

As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $166,193 is being amortized to interest expense over the respective terms of the notes. As of June 30, 2020, and December 31, 2019, the Company owed principal of $173,000 and $173,000 respectively. As of June 30, 2020, the Company owed $9,219 in accrued interest.

Convertible notes payable-St George Investments

On November 1, 2017, the Company issued a secured convertible promissory note in the amount of $601,420 to St. George Investments LLC (“St George”). The promissory note bears interest at 10% compounded daily, was due upon maturity on September 10, 2018 and includes an original issue discount of $59,220. The promissory note was funded on November 11, 2017 for $542,200, net of the original issue discount and transaction costs. As of September 30, 2019, the Company owed $417,890 of principal and $38,378 of accrued interest on this convertible promissory note. As of September 30, 2019, this note was in default, but the lender has not enforced the default interest rate. On December 20, 2017, the Company issued a secured convertible promissory note in aggregate of $1,655,000 to St George Investments LLC (“St George”). The promissory note bears interest at 10% compounded daily, was due upon maturity on October 27, 2018 and includes an original issue discount of $155,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. The promissory note was funded in nine tranches of $300,000; $200,000; $200,000; $400,000; $75,000; $150,000; $85,000; $120,000 and $70,000, resulting in aggregate net proceeds of $1,500,000. The Company received aggregate net proceeds of $1,200,000 and $300,000 during the years ended December 31, 2018 and 2017, respectively. As an investment incentive, the Company issued 1,100,000 five-year warrants, exercisable at $2.40 per share, with certain reset provisions. As of June 30, 2020, the warrants had an exercise price of $0.0085 for 5,274,146 total warrants.

The promissory notes are convertible, at any time at the lender’s option, at $2.40 per share. However, in the event the Company’s market capitalization (as defined) falls below $30,000,000, the conversion rate pursuant to the promissory notes will be 60% of the 3 lowest closing trade prices from the 20 trading days immediately preceding the date of conversion. In addition, the promissory notes include certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the lender conversion price. The Company has a right to prepayment of the note, subject to a 20% prepayment premium and is secured by a trust deed of certain assets of the Company.

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

On August 28, 2018, the Company issued a secured convertible promissory note in the amount of $1,128,518 (including overfunding of $23,518) to St. George Investments LLC (“St. George”). The promissory note bears interest at 10% compounded daily, was due upon maturity on June 30, 2019, and includes an original issue discount of $100,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the year ended December 31, 2018, the Company received aggregate net proceeds of $825,000. During the nine months ended September 30, 2019, an additional $218,518 was funded under this note resulting in net proceeds of $198,518.

As an investment incentive to St. George, the Company issued to St. George 750,000 five-year warrants, exercisable at $2.40 per share, with certain reset provisions. The aggregate fair value of the issued warrants was $1,588,493. The face value of the debt was then allocated, on a relative fair value basis, between the debt and the warrants. The portion allocated to warrants has been added to the debt discount with a resulting increase in additional paid-in capital. As of the funding date of each tranche of this note, the Company determined the fair value of the embedded derivative associated with the convertibility of this note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. As of the aggregate debt discount of $1,114,698 is being amortized to interest expense over the respective term of each tranche. As of June 30, 2020, the warrants had an exercise price of $0.0085 for 3,750,000 total warrants.

The promissory notes are convertible, at any time at St. George’s option, at $2.40 per share. However, in the event the Company’s market capitalization falls below $30,000,000, the conversion rate will be 60% of the 3 lowest closing trade prices due the 20 trading days immediately preceding date of conversion, subject to additional adjustments, as defined. In addition, the promissory notes include certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the lender conversion price. The Company has a right to prepayment of the note, subject to a 15% prepayment premium and is secured by a trust deed of certain assets of the Company.

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

On January 29, 2019, the Company issued a secured convertible promissory note in the amount of of $2,205,000 to St. George Investments LLC (“St. George”). The promissory note bears interest at 10% compounded daily, is due upon maturity on December 5, 2019, and includes an original issue discount of $200,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the nine months ended September 30, 2019, the promissory note was funded in eight tranches totaling $1,406,482, resulting in aggregate net proceeds of $1,276,482. As an investment incentive to St. George, the Company issued to St. George 1,500,000 5-year warrants, exercisable at $2.40 per share, with certain reset provisions. As of June 30, 2020, the warrants had an exercise price of $0.0085 for 7,500,000 total warrants. The aggregate fair value of the issued warrants was $999,838. The face value of the debt was then allocated, on a relative fair value basis, between the debt and the warrants. The portion allocated to warrants has been added to the debt discount with a resulting increase in additional paid-in capital. As of the funding date of each tranche of this note, the Company determined the fair value of the embedded derivative associated with the convertibility of this note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense.

The promissory notes are convertible, at any time at the lender’s option, at $2.40 per share. However, in the event the Company’s market capitalization (as defined) falls below $30,000,000, the conversion rate will be 60% of the 3 lowest closing trade prices due the 20 trading days immediately preceding date of conversion, subject to additional adjustments, as defined. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the lender conversion price. The Company has a right to prepayment of the note, subject to a 15% prepayment premium and is secured by a trust deed of certain assets of the Company.

On March 25, 2019, the Company issued a secured convertible promissory note in the amount of $580,000 to St. George Investments LLC (“St. George”). The promissory note bears interest at 10% compounded daily, is due upon maturity on January 24, 2020 and includes an original issue discount of $75,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the nine months ended September 30, 2019, the promissory note was funded in the amount of $580,000 resulting in net proceeds of $500,000. As an investment incentive, the Company issued 375,000 five-year warrants, exercisable at $2.40 per share, with certain reset provisions. As of June 30, 2020, the warrants had an exercise price of $0.0085 for 1,875,000 total warrants. The aggregate fair value of the issued warrants was $258,701. The face value of the debt was then allocated, on a relative fair value basis, between the debt and the warrants. The portion allocated to warrants has been added to the debt discount with a resulting increase in additional paid-in capital. As of the funding date of this note, the Company determined the fair value of the embedded derivative associated with the convertibility of this note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $483,966 is being amortized to interest expense over the term of the note.

The promissory notes are convertible, at any time at St. George’s option, at $2.40 per share. However, in the event the Company’s market capitalization (as defined) falls below $30,000,000, the conversion rate will be 60% of the 3 lowest closing trade prices from the 20 trading days immediately preceding the date of conversion, subject to additional adjustments. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the lender conversion price. The Company has a right to prepayment of the note, subject to a 15% prepayment premium and is secured by a trust deed of certain assets of the Company. As of June 30, 2020, and December 31, 2019, the Company owed principal of $2,304,372 and $2,947,890 of principal. As of June 30, 2020, the Company owed $304,597 of accrued interest.

Convertible notes payable - Robert L. Hymers III

On December 23, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $96,552.70 to Robert L. Hymers III (“Hymers”) in satisfaction of funds owed to Mr. Hymers from his consulting contract with the Company for past services rendered and completed. The promissory notes bear interest at 10% per anum,and are due six months from the respective issuance date of the note along with accrued and unpaid interest. Principal and interest are payable to Hymers six months after the date of issuance. Hymers has the option to convert all or any portion of the unpaid principal amount of the note, plus accrued interest, into shares of the Company’s common stock. The conversion price will be equal to a 50% discount to the lowest closing bid of the previous 15 day trading period. The aggregate debt discount of $92,332 is being amortized to interest expense over the respective terms of the notes. As of June 30, 2020, and December 31, 2019, the Company owed an aggregate of $161,644 and $96,553 of principal respectively. As of June 30, 2020, the Company owed $5,040 in accrued interest.

Convertible notes payable – Natural Plant Extract

On April 15, 2019, we entered into a joint venture agreement with Natural Plant Extract of California, Inc. (“NPE”) to operate a licensed psychoactive cannabis distribution service in California. California legalized THC psychoactive cannabis for medicinal and recreational use on January 1, 2018. On February 3, 2020, we terminated the joint venture.

The Original Material Definitive Agreement

Pursuant to the original material definitive agreement with NPE, we agreed to acquire twenty percent (equal to 200,000 shares) of NPE’s authorized shares in exchange for our payment of $2,000,000 and $1,000,000 worth of our restricted common stock. We agreed to form a joint venture with NPE incorporated in California under the name “Viva Buds, Inc.” (“Viva Buds”) for the purpose of operating a California licensed cannabis distribution business pursuant to California law legalizing THC psychoactive cannabis for recreational and medicinal use.

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

Settlement and Release of All Claims Agreement

On February 3, 2020, the Company and NPE entered into a Settlement and Release of All Claims Agreement. In exchange for a universal release of all claims, the Company and NPE (i) agreed to reduce the Company’s interest in NPE from 20% to 5%; (ii) agreed that the Company would to pay NPE a total of $85,000 as follows: $35,000 concurrent with the execution of the Settlement and Release of All Claims Agreement, and $25,000 no later than the 5th calendar day for each of the two months following execution of Settlement and Release of All Claims Agreement; and, (iii) agreed to retire the balance of the Company’s original valuation obligation from the material definitive agreement, representing a shortfall of $56,085.15, in a convertible promissory note, with terms allowing NPE to convert the note into the Company’s common stock at a 50% discount to the closing price of our common stock as of the maturity date.

Of the total amount due and payable by us as of the date of this filing, we owe $50,000, and we are in breach of the Settlement and Release of All Claims Agreement. On February 3, 2020, we executed a convertible promissory note in the amount of $56,085.15 to NPE. Additionally, as a result of our settlement agreement with NPE, we became liable to pay NPE our 5% portion equal to $25,902 of the regulatory charges to the City of Lynwood and the State of California to transfer the cannabis licenses back to NPE. To date, we have not paid this amount and it is due and owing.

Convertible Note payable – GW Holdings Group

On January 6, 2020, the Company entered into a convertible promissory note in the amount of $57,750.00 with GW Holdings Group, LLC, a New York limited liability company (“GW”). GW has the option, beginning on the 6 month anniversary of the date of execution, to convert all or any amount of the principal face amount of the note then outstanding into shares of the Company's common stock equal to 40% discount of the lowest trading price for the fifteen prior trading days. The note bears interest at a rate of 10% per annum and include a $5,250.00 original issue discount such that the price of the note was $57,750.00 As of June 30, 2020, and December 31, 2019, the Company owed principal of $57,750 and $0 respectively. As of June 30, 2020, the Company owed $2,888 in accrued interest.

Convertible Note payable – Jefferson Capital

On January 20, 2020, the Company issued a convertible promissory note to Jefferson Capital, LLC, a New Jersey limited liability company (“Jefferson”) with a maturity date of January 20, 2021. Jefferson has the right to convert any or all of the debt into common stock of the Company, calculated on 60% multiplied by the lowest trading price of the Company’s common stock during the 20 trading day period prior to the issue date of the note, or (ii) 60% multiplied by the market price, meaning the lowest trade price for the Common Stock during the 20 trading day period ending on the latest complete trading tay prior to the conversion. As of June 30, 2020, and December 31, 2019, the Company owed principal of $37,625 and $0 respectively. As of June 30, 2020, the Company owed $1,568 in accrued interest.

Convertible Note payable – BHP Capital

On January 21, 2021, the Company issued a convertible promissory note in the principal sum of $37,625.00, plus accrued but unpaid interest thereon, to BHP Capital NY, Inc. (“BHP”) The Company agreed to pay simple interest on the outstanding principal amount of the note at the annual rate of ten percent (10%). All amounts owed pursuant to the note are convertible, in whole or in part, into shares of the Company’s common stock at BHP’s option at the lower of (i) the lowest price at which the Company has issued stock; or (ii) the market price, defined as 60% of the lowest trading price for the Company’s common stock during the 20 trading day period ending on the last trading day prior to the conversion date. As of June 30, 2020, and December 31, 2019, the Company owed principal of $37,625 and $0 respectively. As of June 30, 2020, the Company owed $1,568 in accrued interest.

Convertible Notes payable – LG Capital

On March 2, 2020, the Company entered into a convertible promissory note in the amount of $50,000 with LG Capital Funding, LLC (“LG Capital”), with a maturity date of March 2, 2021. The Company agreed to pay interest of 8% per annum. LG Capital is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this note then outstanding into shares of the Company's common stock at a price for each share of equal to 55% of the lowest trading price of the Company’s common stock as quoted on the National Quotations Bureau OTC Markets for the twenty trading days prior to conversion. As of June 30, 2020, and December 31, 2019, the Company owed principal of $50,000 and $0, respectively. As of June 30, 2020, the Company owed $1,333 in accrued interest.

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

At June 30, 2020, the Company determined the aggregate fair value of embedded derivatives to be $3,219,398. The fair values were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 128.2% to 169.0%, (3) weighted average risk-free interest rate of 0.16% to 0.18%, (4) expected life of 0.05 to 2.7 years, (5) conversion prices of $0.00185 to $0.00333 and (6) the Company's common stock price of $0.0044 per share as of June 30, 2020.

For the six month period ended June 30, 2020, the Company recorded a gain on the change in fair value of derivative liabilities of $1,142,272 and a loss of $395,607 related to the excess of the fair value of derivatives at issuance above convertible note principle as a charge to interest expense. During the six months ended June 30, 2020, derivative liabilities of $2,231,014 were reclassified to additional paid in capital as a result of conversions of the underlying notes payable into common stock. For the six-month period ended June 30, 2019, the Company recorded a loss on change in fair value of derivative liabilities of $480,150, and recorded amortization of debt discounts of $1,308,550 as a charge to interest expense.

Paycheck Protection Program (PPP) Loan

During the quarter ended June 30, 2020, the Company's wholly owned subsidiary, H Smart Inc., received a $35,500 loan as part of the the Paycheck Protection Program (PPP) offered by the Small Business Administration (SBA).

The Company has elected to account for the PPP loan pursuant to FASB Accounting Standards Codification (ASC) 470, Debt, or as a government grant by analogy to International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance.

Following the guidance in ASC 470, the Company has recognized the entire loan amount as a liability on the balance sheet, with interest accrued and expensed over the term of the loan. The Company will not impute additional interest at a market rate because transactions where interest rates are prescribed by governmental agencies are excluded from the scope of ASC 835-30.

For purposes of derecognizing the liability, ASC 470 refers to the extinguishment guidance in ASC 405, Liabilities.

Based on that guidance, the loan would remain recorded as a liability until either of the following criteria are met:

•	The Company has been legally released from being the primary obligor under the liability.
•	The Company pays the lender and is relieved of its obligation for the liability.

Because the Company won't be legally released from being the primary obligor of the PPP loan until forgiveness is actually granted, income from the extinguishment of the loan would only be recognized once the Company's application for forgiveness is approved. If the forgiveness application is approved, any resulting amount forgiven would be recognized and separately disclosed in the income statement as a gain on extinguishment.

Subscriptions Payable

On December 6, 2019, Donald Steinberg resigned as the president, CEO, director and principal executive officer of the Company. As of the date of his resignation, he was owed $330,797.73 in unpaid accrued compensation pursuant to the terms of his executive employment agreement. In exchange for a full release of compensation owed to Steinberg, the Company agreed to issue 6,615,954 common shares. These shares have not been issued as of the quarter ended June 30, 2020. As a result, the company owes a balance of $327,383 after applying payments issued subsequent to his resignation. The Company intends to issue these shares before year end in satisfaction of this debt.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock as of June 30, 2020 and December 31, 2019. As of June 30, 2020, and December 31, 2019, the Company has designated and issued 10,000,000 shares of Class A Preferred Stock, and 5,000,000 of Class B Preferred Stock.

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

Common stock

The Company is authorized to issue 15,000,000,000 shares of $0.001 par value common stock as of June 30, 2020. As of December 31, 2019, the Company was authorized to issue 5,000,000,000 shares of $0.001 par value common stock. As of June 30, 2020, and December 31, 2019, the Company had 469,288,934 and 77,958,081, respectively, common shares issued and outstanding. As of August 14, 2020, the date of this filing, there were 1,039,494,074 shares of registrant’s common stock outstanding.

During the six months ended June 30, 2020, the Company issued an aggregate of 8,333 shares of its common stock issued to settle amounts previous accrued with an estimated fair value of $6,700.

During the six months ended June 30, 2020, the Company issued an aggregate of 44,658,333 shares of its common stock for services rendered with an estimated fair value of $542,766.

During the six months ended June 30, 2020, the Company issued an aggregate of 270,547,861 shares of its common stock in settlement of convertible notes payable, accrued interest and embedded derivative liabilities of $1,531,471.

During the six months ended June 30, 2020, the Company issued 21,384,103 of its common stock in the conversion of related party notes payable with an estimated fair value of $50,613.

During the six months ended June 30, 2020, the Company issued 51,054,214 shares of its common stock in exchange for exercise of warrants on a cashless basis.

During the six months ended June 30, 2020, the Company issued 3,677,889 shares of its common stock in settlement of a legal case with an estimate fair value of $956,251.

On January 17, 2020, the Company entered into an amendment of an existing convertible promissory note issued to Paladin Advisors, LLC. The Company authorized the issuance of a cashless warrant to purchase 5,750,000 common shares. This warrant was exercised during the three months ended June 30, 2020.

Options

As of June 30, 2020, the Company has no stock options.

The following table summarizes the stock option activity for the three months ended June 30, 2020 and the year ended December 31, 2019:

	Shares		Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	0	(1)	$—	—	$0
Granted	—		—	—	—
Cancellations	(1,000,000,000	)(1)	—	—	—
Forfeitures or expirations	—		—	—	—
Outstanding at June 30, 2020	—		$—	—	$—
Exercisable at June 30, 2020	—		$—	—	$—

(1) On February 27, 2019, Donald Steinberg and Charles Larsen canceled all 1,000,000,000 stock options previously issued to them by the Company.

Warrants

The following table summarizes the stock warrant activity for the three months ended June 30, 2020:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	4,011,111	$2.15	3.60	$—
Granted	5,846,154	$0.0043	0.44	—
Increase due to reset provision	82,502,706	$0.0031	2.53	—
Exercised	(40,843,463)	0.90	1.82	—
Outstanding at June 30, 2020	51,516,508	$0.0054	2.76	$82,021
Exercisable at June 30, 2020	51,516,508	$0.0054	2.76	$82,021

Certain warrants issued to debt holders have reset provisions whereby upon subsequent issuances of common stock at a price below the current exercise price, the number of warrants increase and the exercise price is reduced to the new price. The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.044 as of June 30, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

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

As of June 30, 2020, and December 31, 2019, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative liabilities as level 3 and values its derivatives using the methods discussed in Note 3. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 3 are that of volatility and market price of the underlying common stock of the Company.

As of June 30, 2020, and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2020 and December 31, 2019, in the amount of $3,219,398 and $5,693,071, respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended June 30, 2020:

Debt Derivative
Balance, January 1, 2020	$5,693,071
Increase resulting from initial issuance of additional convertible notes payable
Initial fair value of debt derivative at note issuance	899,613
Mark-to-market at June 30, 2020:	6,592,421
Transfers out of Level 3 upon conversion or payoff of notes payable	(2,231,014)
Net gain for the period included in earnings relating to the liabilities held during the period ended June 30, 2020	(1,142,272)
Balance, June 30, 2020	$3,219,398

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended June 30, 2020, the Company’s stock price decreased significantly from initial valuations. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 11 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related and working capital purposes. As of June 30, 2020, and December 31, 2019, the balance due to officers for travel related and working capital purposes was $25,261 and $0, respectively.

As of June 30, 2020, and December 31, 2019, accrued compensation due officers and executives included as accrued compensation was $96,400 and $4,875, respectively.

Related party sales contributed $5,131 and $6,809 to revenues for the three months ended June 30, 2020 and 2019, respectively, while related party sales contributed $8,303 and 8,348 to revenues for the six months ended June 30, 2020 and 2019, respectively. Related party sales are comprised of sales of our hempSMART products to our directors, officers, employees, and sales team members. No related party sales were for services. All sales were made at listed retail prices and were for cash consideration.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed.

On July 2, 2020, the Company filed a general form for registration of securities under the Securities Act of 1933 on Form S-1, which was amended by the Company by a Form S-1/A filed on August 11, 2020. The S-1 was filed in connection with the registration rights granted to White Lion Capital, LLC, a Nevada limited liability company (“White Lion”) pursuant to an investment agreement entered into between the Company and White Lion on June 17, 2020. Pursuant to the June 17, 2020 agreement, White Lion agreed to invest up to ten million dollars to purchase the Company’s common stock. The original S-1 filed on July 2, 2020 related to the intended registration of up to 2,005,000,000 shares of the Company’s common stock, and was amended based on the SEC’s comment that the total amount of shares to be issued and registered was disproportionate to the Company’s then-current number of outstanding shares. The S-1/A filed on August 11, 2020 relates to the resale of up to 122,012,847 shares of the Company’s common shares issuable to White Lion pursuant to a “put right” under the investment agreement, which permits us to “put” up to ten million dollars ($10,000,000) in shares of our common stock to White Lion, under certain circumstances, over a period of up to twenty-four (24) months or until $10,000,000 of such shares have been “put.” White Lion may sell all or a portion of the shares being offered pursuant to the registration statement at fixed prices, at prevailing market prices at the time of sale, at varying prices or at negotiated prices. As of August 11, 2020 (the date of this filing), the Company had 1,246,166,689 shares of common stock in the public float. The 122,012,847 shares being registered represent approximately 9.8% of the shares in the public float at August 14, 2020.  Assuming all of these shares are sold, the registrant’s total number of issued and outstanding shares of common stock will be 1,414,540,702, calculated on the number of issued and outstanding shares at August 14, 2020 (the date of this filing) of 1,039,494,074. The total number of shares registered pursuant to this prospectus and available to White Lion will then represent 8.6% of the Company’s issued and outstanding shares. We will not receive any proceeds from the sale of shares of our common stock by White Lion. However, we will receive proceeds from the sale of shares of our common stock pursuant to our exercise of the put right offered by White Lion. We will pay for expenses of this offering, except that White Lion will pay any broker discounts or commissions or equivalent expenses and expenses of its legal counsel applicable to the sale of its shares. On August 13, 2020, the Securities and Exchange Commission made effective the Registrant's Form S-1 registration statement filed on July 20, 2020, as amended.

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

Our current hempSMART™ wellness products offerings include the following:

•	HempSmart- Pure™ The existing products make up this line which has been repackaged for wholesale distribution. The Pure line has the highest industry standards for premium CBD-based products. hempSMART – Pure™ ingredients are organically grown. It contains Full Spectrum pure CBD, independently lab tested and certified.
•	SMART by HempSmart™ product line is directed at a younger audience. SMART products are “smart formulations” created through scientific nano-technology which enables products to be absorbed by the body faster.
•	HempSmart- Luxe™ product line is focused on luxury Men’s and Women’s Beauty CBD products, applying creative branding and disruptive marketing strategies across the US and abroad. This also includes a commercial Spa and Hotel line.

All product lines are sold through the following Distribution Channels

•	hempSMART™ Network Affiliate Program

This is a sales program that provides an opportunity for those customers who are looking to earn additional income by selling hempSMART™ products to their network of friends and family. In the current shut down market this model has proven to be efficient and growing both domestically and internationally.

•	HempSmart Global™ Retail E - Commerce Program

Through diversification of product lines and consumer audiences, a new platform is under construction to deliver sales revenue across all channels. HempSmart Global will unveil over 80 products to over 100 countries by 2023.

•	HempSmart Global™ – Wholesale Direct

Our wholesale program will grow through a separate website dedicated to domestic and international sales. It will allow our distributors to log into their account and place orders directly. It will also include the required import/export documentation and will allow our clients to track their current orders and past purchase history. Information of this site will be translated to the country language, and they will be allowed to buy across all product lines.

·	hempSMART Brain™ a proprietary patented and formulated personal care consumer product encapsulated with enriched non-psychoactive industrial hemp derived CBD. This encapsulation is combined with other high quality, proprietary natural ingredients to compliment CBD to support brain wellness.

·	hempSMART Pain™ capsules formulated with 10mg of Full Spectrum, non-psychoactive CBD per serving, derived from industrial hemp, which along with a proprietary blend of other natural ingredients, delivers an all-natural formulation for the temporary relief of minor discomfort associated with physical activity.

·	hempSMART Pain Cream™ each container formulated with 300mg of full spectrum non-psychoactive CBD derived from industrial hemp. The newly developed product contains a synergistic combination of natural botanicals and full spectrum hemp extract featuring CBD, CBG and a broad range of terpenes. The Company’s proprietary blend of Ayurvedic herbs along with Menthol, Cayenne Pepper Extract, Rosemary Oil, Aloe Gel, White Willow Bark, Arnica, Wintergreen Extract and Tea Tree Oil, provides an immediate cooling and soothing sensation. This topical wellness consumer product is formulated to help reduce minor discomfort and promote muscle relaxation on areas that it is applied.

·	hempSMART Drops™ full Spectrum Hemp CBD Oil Tincture Drops, available in 250mg and 500mg bottles, enriched with non-psychoactive industrial hemp derived CBD, and available in four different flavors: lemon, mint, orange and strawberry that is free of the THC isolate.

·	hempSMART Pet Drops™ for cats and dogs, formulated with 250mg of full spectrum non-psychoactive CBD derived from industrial hemp. This new specially formulated product contains naturally occurring CBD derived from hemp seed oil, full spectrum hemp extract, fractionated coconut oil, and a rich bacon flavor.

·	hempSMART Face™ a nourishing facial moisturizer combines full spectrum CBD from hemp, with a unique blend of Ayurvedic herbs and botanicals. Designed to refresh, replenish and restore the skin providing long lasting hydration and balance.

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

Conveniant Hemp Mart, LLC; Conveniant Hemp Mart, LLC (“Benihemp”) is a Wyoming limited liability company whose business plan includes the development, manufacture and sale of consumer products containing CBD that are intended for marketing and sales at convenience stores, gas stations and markets. On July 19, 2017, we agreed to lend fifty thousand dollars ($50,000) to Benihemp based on a promissory note. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Benihemp, subject to our payment of an additional fifty thousand dollars [$50,000] equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and made payment to Benihemp on November 21, 2017. Benihemp developed a line of consumer products containing industrial hemp derived CBD with no traceable THC content. The product line includes tinctures that combine industrial hemp-derived CBD with hemp seed oil, coconut oil and other essential natural oils; a muscle cream product that combines industrial hemp-derived CBD with natural oils; a hand lotion that combines industrial hemp derived CBD with lavender oils; and a line of pet treats that combine industrial hemp-derived CBD with natural oils. On May 1, 2019, the Company and Benihemp agreed to cancel the Company’s 25% interest in Benihemp. Benihemp issued to the Company a credit memo equal to the Company’s $100,000 investment. As of June 30, 2020, The Company determined that as of December 31, 2019, approximately $41,000 of this credit was impaired.

Global Hemp Group New Brunswick Joint Venture; On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group Inc., a Canadian corporation (“Global Hemp Group”), in a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada. The joint venture’s goal was to develop a “Hemp Agro-Industrial Zone”, a concept that promotes and engages farmers, processors and manufacturers to collaboratively produce and process 100% of the hemp plant into a number of wholesale materials that can be manufactured into healthy and sustainable products. The “Hemp Agro-Industrial Zone” has a goal of producing social and environmental benefits to the communities where they operate. These zones are envisioned to prospectively create jobs for farmers, foster rural development, provide the opportunity to develop more sustainable products of superior quality and help support Global Hemp Group’s commitment to creating a carbon free economy. The first phase of the project involved lab testing in support of the trials. The Collège Communautaire du Nouveau Brunswick (CCNB) in Bathurst, New Brunswick (“CCNB”) intends to assist Global Hemp Group in research on its ongoing industrial hemp trials in the region, and to perform laboratory tests in support of these trials. These tests will provide information to validate agronomic and key yield data in preparation of a large-scale industrial development project that will involve processing of the full plant: grain, straw, flowers and leaves, scheduled to begin in 2018. The results of these tests will also be used in discussions with farmers of the region to refine a hemp-based farming model, and to mobilize additional farmers for the next growing season. Our participation included providing one-half, or $10,775 of the funding for the phase one work. On January 10, 2018, phase-one was completed by successfully cultivating industrial hemp during the 2017 growing season for research purposes. The objective of phase one was to re-introduce hemp into the area and ensure that it could be productive under New Brunswick growing conditions prior to significantly increasing cultivation acreage and building a hemp processing facility in the region, in future phases of the project. As a result of our participation in the joint venture, we will share in the ownership of research and development of hemp and CBD related studies produced by the New Brunswick Project, and, in the event Canadian laws governing the growing, harvesting, manufacturing and production of products containing hemp and CBD change (as expected, but not guaranteed) in 2018, we would benefit from possible preferred pricing and terms for the purchase of hemp and CBD that would enable us to further conduct its business and research and development into hemp and CBD products. As of December 31, 2019, the balance of the New Brunswick JV investment reported on the balance sheet for the year ended December 31, 2019 was $0 as a result of the investment being deemed fully impaired and the Company withdrawing from the joint venture as of September 30, 2019.

Global Hemp Group Oregon Joint Venture; On May 8, 2018, the Company, Global Hemp Group, Inc., a Canadian corporation (“Global Hemp Group”), and TTO Enterprises, Ltd., an Oregon corporation (“TTO”) entered into a joint venture agreement. The purpose of the joint venture was to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating as a joint venture under the Oregon corporation Covered Bridges, Ltd. On May 30, 2018, the joint venture purchased TTO’s 15% interest in the joint venture for $30,000, and subsequently the Company and Global Hemp Group had equal interests in the joint venture. The joint venture agreement commits the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company has complied with its payments. The 2018 crop of hemp grown on the joint venture’s real property consisted of 33 acres of high yielding CBD hemp grown in an orchard style cultivation on the property. The 2018 harvest consisted of approximately 37,000 high yielding CBD hemp plants producing 24 tons of biomass that produced 48,000 pounds of dried biomass. The joint venture partners prepared processing samples ranging in size from 100 lbs. to 2,000 lbs. for sample offers to extraction companies. The biomass is being processed into CBD crude oil with the option to refine it further into isolate, or full spectrum oil, in order to increase its value on the market. As of December 31, 2019, the combined balance of the joint venture investment and related farmland investment was $0 as the investment was written off as a loss for the period ended December 31, 2019.

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

Natural Plant Extract; On April 15, 2019, we entered into a joint venture with Natural Plant Extract of California, Inc., and subsidiaries, to operate a licensed psychoactive cannabis distribution service in California. California legalized THC psychoactive cannabis for medicinal and recreational use on January 1, 2018. On February 3, 2020, we terminated the joint venture and entered into a settlement and release of all claims agreement. In exchange for a complete release of all claims, the Company and NPE (i) agreed to reduce our interest in NPE from 20% to 5%; (ii) we agreed to pay NPE a total of $85,000 as follows: $35,000 concurrent with the execution of the Settlement and Release of All Claims Agreement, and $25,000 no later than the 5th calendar day for each of the two months following execution of Settlement and Release of All Claims Agreement; and, (iii) to retire the balance of our original valuation obligation from the material definitive agreement, representing a shortfall of $56,085.15, in a convertible promissory note, with terms allowing NPE to convert the note into common stock of MCOA at a 50% discount to the closing price of MCOA’s common stock as of the maturity date.

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

The following table indicates the amount of impairments recorded by the Company quarter to quarter for investment activity quarter to quarter related to its joint venture investments:

MARIJUANA COMPANY OF AMERICA, INC.

INVESTMENT ROLL-FORWARD

AS OF JUNE 30, 2020

	INVESTMENTS								SHORT-TERM INVESTMENTS
		Global					Natural		TOTAL
	TOTAL	Hemp			Bougainville	Gate C	Plant		Short-Term
	INVESTMENTS	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Extract	Vivabuds	Investments	MoneyTrac
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0			$0	$0
Investments made during 2017	3,049,275	10,775	100,000	250,000	1,188,500	1,500,000			0	0

Quarter 03-31-17 equity method Loss	0								0

Quarter 06-30-17 equity method Loss	0								0

Quarter 09-30-17 equity method Loss	(375,000)				(375,000)				0

Quarter 12-31-17 equity method accounting	313,702				313,702				0

Impairment of Investment in 2017	(2,292,500)	0			(792,500)	(1,500,000)			0	0
Balances as of 12/31/17	695,477	10,775	100,000	250,000	334,702	0	0	0	0	0

Investments made during 2018	986,654	986,654							0

Quarter 03-31-18 equity method Loss	(37,673)				(37,673)				0

Quarter 06-30-18 equity method Loss	(11,043)				(11,043)				0

Quarter 09-30-18 equity method Loss	(10,422)		(10,422)						0

Quarter 12-31-18 equity method Loss	(31,721)	(31,721)	0						0

Moneytrac investment reclassified to Short-Term investments	(250,000)			(250,000)					250,000	250,000

Unrealized gains on trading securities - 2018	0								560,000	560,000

Impairment of investment in 2018	(933,195)	(557,631)	(89,578)		(285,986)				0
Balance @12-31-18	$408,077	$408,077	$0	$0	$0	$0	$0	$0	$810,000	$810,000

Investments made during quarter ended 03-31-19	129,040	129,040

Quarter 03-31-19 equity method Loss	(59,541)	(59,541)

Unrealized gains on trading securities - quarter ended 03-31-19									(135,000)	$135,000)
Balance @03-31-19	$477,576	$477,576	$0	$0	$0	$0	$0	$0	$675,000	$675,000

Investments made during quarter ended 06-30-19	$3,157,234	$83,646					$3,000,000	$73,588

Quarter 06-30-19 equity method Income (Loss)	$(171,284)	$(141,870)					$(6,291)	$(23,123)

Unrealized gains on trading securities - quarter ended 06-30-19	$0								(150,000)	$(150,000)
Balance @06-30-19	$3,463,526	$419,352	$0	$0	$0	$0	$2,993,709	$50,465	$525,000	$525,000

Investments made during quarter ended 09-30-19	$186,263							$186,263

Quarter 09-30-19 equity method Income (Loss)	$122,863	$262,789					$(94,987)	$(44,939)

Sale of trading securities during quarter ended 09-30-19									$(41,667)	$(41,667)

Unrealized gains on trading securities - quarter ended 09-30-19	$0								(362,625)	$(362,625)
Balance @09-30-19	$3,772,652	$682,141	$0	$0	$0	$0	$2,898,722	$191,789	$120,708	$120,708

Investments made during quarter ended 12-31-19	$392,226	$262,414						$129,812

Quarter 12-31-19 equity method Income (Loss)	$(178,164)	$(75,220)					$(23,865)	$(79,079)
Reversal of Equity method Loss for 2019	$272,285						$125,143	$147,142
Impairment of investment in 2019	$(3,175,420)	$(869,335)					$(2,306,085)	$0
Loss on disposition of investment	$(389,664)							$(389,664)
Sale of trading securities during quarter ended 12-31-19	$0								$(17,760)	$(17,760)

Unrealized gains on trading securities - quarter ended 12-31-19	$0								(75,545)	$(75,545)
Balance @12-31-19	$693,915	$(0)	$0	$0	$0	$0	$693,915	$0	$27,403	$27,403

Equity Loss for Quarter ended 03-31-20	126,845	126,845

Recognize Joint venture liabilities per JV agreement @03-31-20	394,848	394,848

Impairment of Equity Loss for Quarter ended 03-31-20	(521,692)	(521,692)

Unrealized gains on trading securities - quarter ended 03-31-19									(13,945)	$(13,945)
Balance @03-31-20	$693,915	$0	$0	$0	$0	$0	$693,915	$0	$13,458	$13,458

Equity Loss for Quarter ended 06-30-20	(7,048)	(7,048)

Impairment of Equity Loss for Quarter ended 06-30-20	7,048	7,048

Sales of of trading securities - quarter ended 06-30-20									(13,458)	$(13,458)
Balance @06-30-20	$693,915	$0	$0	$0	$0	$0	$693,915	$0	$0	$0

Loan Payable
		Global					Natural			General
	TOTAL	Hemp			Bougainville	Gate C	Plant	Robert L		Operating
	JV Debt	Group	Benihemp	MoneyTrac	Ventues, Inc.	Research Inc.	Extract	Hymers III	Vivabuds	Expense
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0				$0

Quarter 03-31-17 loan borrowings	1,500,000					1,500,000

Quarter 06-30-17 loan activity

Quarter 09-30-17 loan borrowings	725,000				725,000

Quarter 12-31-17 loan repayments	(330,445)				(330,445)

General operational expense	172,856									172,856
Balances as of 12/31/17 (a)	2,067,411	0	0	0	394,555	1,500,000	0	0	0	172,856

Quarter 03-31-18 loan borrowings (payments)	376,472	447,430								(70,958)

Quarter 06-30-18 cancellation of JV debt obligation	(1,500,000)					(1,500,000)

Quarter 06-30-18 loan repayments	(101,898)									(101,898)

Quarter 09-30-18 loan activity	0

Quarter 12-31-18 loan borrowings	580,425	580,425

Balance @12-31-18 (b)	1,422,410	1,027,855	0	0	394,555	0	0	0	0	0

Quarter 03-31-19 loan borrowings	649,575	649,575
Quarter 03-31-19 debt conversion to equity	(407,192)	(407,192)

Balance @03-31-19 ©	1,664,793	1,270,238	0	0	394,555	0	0	0	0	0

Quarter 03-31-19 loan borrowings	3,836,220	$161,220					$2,000,000		$0	$1,675,000

Quarter 03-31-19 debt conversion to equity	(1,572,971)	$(161,220)					$(349,650)			$(91,062,101)

Balance @06-30-19 (d)	3,928,042	1,270,238	0	0	394,555	0	1,650,350	0	0	612,899

Quarter 09-30-19 loan borrowings	582,000									$582,000

Quarter 09-30-19 debt conversion to equity	(187,615)									$(187,615)

Balance @09-30-19 (e)	4,322,427	1,270,238	0	0	394,555	0	1,650,350	0	0	1,007,284

Quarter 12-31-19 loan borrowings	2,989,378	$262,414					$596,784	$4,221		$2,125,959

Impairment of investment in 2019	(4,083,349)	$(1,532,652)			$(394,555)		$(2,156,142)

Loss on settlement of debt in 2019	50,093						$50,093

Adjustment to reclassify amount to accrued liabilities	(85,000)						$(85,000)

Balance @12-31-19 (f)	$3,193,548	$(0)	$0	$0	$0	$0	$56,085	$4,221	$0	$3,133,243
Quarter 03-31-20 loan borrowings	$441,638									$441,638

Quarter 03-31-20 debt conversion to equity	$(619,000)									$(619,000)

Recognize Joint venture liabilities per JV agreement @03-31-20	$394,848	$394,848

Quarter 03-31-20 Debt Discount adjustments	$24,138							$24,138

Balance @03-31-20 (g)	$3,435,172	$394,848	$0	$0	$0	$0	$56,085	$28,359	$0	$2,955,881

Quarter 06-30-20 loan borrowings, net	$65,091							$65,091
Quarter 06-30-20 debt conversion to equity	$(727,118)									$(727,118)
Quarter 06-30-20 reclass of liability	$83,647	$83,647

Quarter 06-30-20 Debt Discount adjustments	$405,746							$(27,715)		$433,461

Balance @06-30-20 (h)	$3,262,538		$0	$0	$0	$0	$56,085	$65,735	$0	$2,662,224

44

	06-30-20	03-31-20	12-31-19	09-30-19	06-30-19	03-31-19	12-31-18	12-31-17
This includes balances for:	Note (H)	Note (g)	Note (f)	Note (e)	Note (d)	Note (c)	Note (b)	Note (a)
- Debt obligation of JV	478,494	394,848	0	1,633,872	1,778,872	128,522	289,742	1,500,000
- Convertible NP, net of discount	2,784,044	3,040,324	3,193,548	2,688,555	2,149,170	1,536,271	1,132,668	394,555
- Longterm debt	0	0	0	0	0	0	0	172,856
Total Debt balance	3,262,538	3,435,172	3,193,548	4,322,427	3,928,042	1,664,793	1,422,410	2,067,411

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our hempSMART™ product sales and research and development efforts. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues

Total revenues for the three months ended June 30, 2020 and 2019, were $82,958 and $208,580, respectively, a decrease of $125,622. This decrease is attributable to the effects of the Company’s restructuring of its sales team and new sales strategies since the first quarter 2020 as well as the slowing of the general market demand due to the COVID-19 pandemic during 2020. The changes to the sales strategy implemented includes rebranding of hempSMART’s products. However, the Company continues to make progress with its sales program as it continues to promote and support its affiliate marketing sales program and direct sales through its website.

During 2020, the Company released two new industrial hemp based hempSMART product: hempSMART Body lotion, a cream formulated with organically industrial hemp combining premium CBD oil with unique blend of synergistic herbs and botanicals, and hempSMART™ Drink Mix.

The following table identifies a comparison of our sales of products during the three months ended June 30, 2020 and 2019, respectively:

	3 months ended June 30, 2020 and 2019

Products	2020	2019
Body Lotion	1,297	0	New Product in 2nd Quarter 2020
Drink	2,052	0	New Product in 2nd Quarter 2020
Brain	9,558	24,086
Drops	38,908	85,503
Face Moisturizer	6,436	12,347
Pain Capsules	2,548	22,907
Pain Cream	17,058	48,191
Pet Drops	5,101	15,545
Totals	82,958	208,580

Related Party Sales

Related party sales contributed $5,131 and $6,809 to revenues for the three months ended June 30, 2020 and 2019, respectively. Related party sales are comprised of sales of our hempSMART products to our directors, officers, employees, and sales team members. No related party sales were for services. All sales were made at listed retail prices and were for cash consideration.

Costs of Sales

Costs of sales primarily consist of inventory cost and overhead, manufacturing, packaging, warehousing, shipping, and direct labor costs directly attributable to our hempSMART products. For the three months ended June 30, 2020 and 2019, our total costs of sales were $39,187 and $29,139, respectively. The high costs reflects product discounts and cost incentive on products sold due to the COVID-19 pandemic.

Gross Profit

For the three months ended June 30, 2020 and 2019, gross profit was $43,771 and $179,441, respectively. This decrease was primarily attributed to new pricing and promotions associated with the company’s new sales restructuring and strategies, along with the effects of the COVID-19 pandemic during the three months ended June 30, 2020. As a result, the gross margins were 53.0% and 86.0% for the three months ended June 30, 2020 and 2019, respectively. However, the Company will continue to market its products aggressively as it continues to support its affiliate sales program in the near future.

Selling and marketing expenses

For the three months ended June 30, 2020 and 2019, selling and marketing expenses was $74,212 and $656,751, respectively. This decrease of $582,539 is due primarily to the effects of the Company’s restructuring of its sales team and new sales strategies during the three months ended June 30, 2020. The changes to the sales strategy implemented during the quarter included rebranding of hempSMART’s products.

Payroll and related expenses

For the three months ended June 30, 2020 and 2019, payroll and related expenses was $95,644 and $90,000, respectively. This increase of $5,644 is attributed to new headcounts during the period.

Stock-based compensation

The Company accounts for employee and non-employee compensation in accordance wiht ASC 718-10-30 of the FASB Accounting Standards Codification. See Note 3 - “Summary of Significant Accounting Policies.” For the three months ended June 30, 2020 and 2019, stock-based compensation was $536,452 and $395,400, respectively. This increase of $141,052 is due to shares issued to the Company officers and vendors due to the Company’s low cash positions during the three months ended June 30, 2020 and 2019, respectively.

General and administrative expenses

Other general and administrative expenses decreased to $211,116 for the three months ended June 30, 2020 compared to $335,264 for the three months ended June 30, 2019. General and administrative expenses include research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The decrease of $124,148 is attributed cost saving measures to eliminate redundancy such as a reduction of $38,000 in bank fees due to less wire transfers fees incurred during the three months ended June 30, 2020; also a decrease of $70,000 in Consulting fees during the three months ended June 30, 2020 as the company utilized internal resources instead of outside services. These costs were higher during the three months ended June 30, 2019.

Gain/Loss on change in fair value of derivative liabilities

During 2020 and 2019, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to fair value the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in gains of $1,572,964 and $2,207,299 change in fair value of derivative liabilities for the three months ended June 30, 2020 and 2019, respectively.

Loss on equity investment

During the three months ended June 30, 2020 and 2019, we adjusted the carry value of our investment for our pro rata share of equity investment of $7,048 and $171,284, respectively.

Gain on settlement of debt

During the three months ended June 30, 2020 and 2019, the company realized a gain on settlement of debt of $0 and $0, respectively.

Interest Expense

Interest expense during the three months ended June 30, 2020 was $881,945 compared to $1,005,970 for the three months ended June 30, 2019. Interest expense primarily consists of interest incurred on our convertible and other debt. The debt discounts amortization and non-cash interest incurred during the three months ended June 30, 2020 and 2019 was $592,338 and $813,112, respectively. In addition, we incurred a non-cash interest of $0 and $1,442,252 non-cash interest in connection with convertible notes for the three months ended June 30, 2020 and 2019, respectively.

Net Loss

The Company’s net loss for the three months ended June 30, 2020 and 2019 was $186,819 and $419,624, respectively, a decrease of $232,805. The net loss of $186,819 for the three months ended June 30, 2020, represents 225.2% of total revenues for the period. The net loss of $419,624 for the three months ended June 30, 2019 represents 201% of the total revenues for the period.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues/Cost of sales

Total revenues for the six months ended June 30, 2020 and 2019 were $164,777 and $323,390, respectively, a decrease of $158,613. The decrease in total revenues of hempSMART™ products was due to the volume of sales, being impacted by COVID-19 pandemic.

During the 2020, the Company released two new industrial hemp based hempSMART™ products: (i) hempSMART Body lotion, a cream formulated with organically industrial hemp combining premium CBD oil with unique blend of synergistic herbs and botanicals, and (ii) hempSMART.™ Drink Mix.

The following table identifies our product offerings and the revenues related to these products for the six months ended June 30, 2020 and 2019, respectively:

Products	2020	2019
Body Lotion	2,452	0	New Product during 2020
Drink	2,052	0	New Product during 2020
Brain	19,674	38,459
Drops	86,132	124,675
Face Moisturizer	7,309	20,625
Pain Capsules	3,646	33,390
Pain Cream	31,906	78,255
Pet Drops	11,606	27,985
Totals	164,777	323,390

Costs and Expenses - Costs of sales, include the costs of product development, manufacturing, testing, packaging, storage, and sale. For the six months ended June 30, 2020, costs of sales were $73,392 as compared to $69,017 for the six months ended June 30, 2019. The reported costs of sales for each period reflect the Company’s increased effort and growth in the marketing and selling its hempSMART™ products.

Gross Profit

For the six months ended June 30, 2020 and 2019, gross profit was $91,385 and $254,373, respectively. This decrease was primarily attributed to new pricing and promotions associated with the company’s new sales restructuring and strategies, along with the effects of the COVID-19 pandemic during the six months ended June 30, 2020. As a result, the gross margins were 55.5% and 78.7% for the six months ended June 30, 2020 and 2019, respectively. However, the Company will continue to market its products aggressively as it continues to support its affiliate sales program in the near future.

Selling and marketing expenses

For the six months ended June 30, 2020 and 2019, selling and marketing expenses was $200,667 and $1,085,762, respectively. This decrease of $885,095 is due primarily to the effects of the Company’s restructuring of its sales team, new cost reduction measures and, accordingly, new sales strategies during the six months ended June 30, 2020. The changes to the sales strategy implemented during the quarter included rebranding of hempSMART’s products.

Payroll and related expenses

For the six months ended June 30, 2020 and 2019, payroll and related expenses was $196,843 and $220,000, respectively. This decrease of $23,157 is attributed to elimination of redundant positions within the company during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Stock-based compensation

The Company accounts for employee and non-employee compensation in accordance wiht ASC 718-10-30 of the FASB Accounting Standards Codification. See Note 3 - “Summary of Significant Accounting Policies.” For the six months ended June 30, 2020, stock-based compensation was $542,767 and $549,250 respectively. This variance of $6,483 is reasonable as the Company continues to offer equity to officers and vendors due to the Company’s low cash positions during the six months ended June 30, 2020 and 2019.

General and administrative expenses

 Other general and administrative expenses decreased to $415,172 for the six months ended June 30, 2020 compared to $609,744 for the six months ended June 30, 2019. General and administrative expenses include research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The decrease of $124,148 is attributed cost saving measures to eliminate redundancy such as a reduction of$ $70,000 in bank fees due to less wire transfers fees incurred during the six months ended June 30, 2020; also a decrease in Consulting fees during the six months ended June 30, 2020 as the company utilized internal resources instead of outside services. These costs were higher during the six months ended June 30, 2019.

Loss on change in fair value of derivative liabilities

During 2020 and 2019, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to fair value the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in gain of $1,142,272 and a loss of $480,150 change in fair value of derivative liabilities for the six months ended June 30, 2020 and 2019, respectively.

Loss on equity investment

During the six months ended June 30, 2020 and 2019, we adjusted the carry value of our investment for our pro rata share of equity investment of $133,893 and $230,825, respectively.

Gain on settlement of debt

During the six months ended June 30, 2020 and 2019, the company realized a gain on settlement of debt of $3,409 and $0, respectively. This was related to the payoff of a settlement agreement. Made in the ordinary course of its business during the six months ended June 30, 2020.

Interest Expense

Interest expense during the six months ended June 30, 2020 was $1,772,096 as compared to $1,442,252 for the six months ended June 30, 2019. Interest expense primarily consists of interest incurred on our convertible and other debt. The debt discounts amortization and non-cash interest incurred during the six months ended June 30, 2020 and 2019 was $1,028,931 and $1,308,550, respectively. In addition, we incurred a non-cash interest of $0 and $1,442,252 non-cash interest in connection with convertible notes for the six months ended June 30, 2020 and 2019, respectively.

Net Loss

The Company’s net loss for the six months ended June 30, 2020 and 2019 was $2,305,121 and $4,652,001, respectively, a decrease of $2,369,487. The net loss of $2,282,514 for the six months ended June 30, 2020, represents 1,385 % of total revenues for the period. The net loss of $4,652,001 for the six months ended June 30, 2019 represents 1,439% of the total revenues for the period.

Liquidity and Capital Resources – The Company has generated a net loss from continuing operations for the six months ended June 30, 2020 of $1,267,392 and used $669,005 cash for operations. As of June 30, 2020, the Company had total assets of $1,009,641, which included inventory of $158,465 and other current assets of $106,418. The other current assets of $106,418 includes directors and officers liability insurance premiums in the amount of $88,838, a $12,500 non-trade receivable due from a brokerage firm and advance payments to vendors.

During the six months ended June 30, 2020 and 2019, the Company has met its capital requirements through a combination of loans and convertible debt instruments. The Company will need to secure additional external funding in order to continue its operations. Our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $442,000 and a government loan due to Covid-19 of $35,500 for June 30, 2020, as compared to $1,675,000 for June 30, 2019. During the six months ended June 30, 2019, we entered into several separate financing arrangements with St. George Investments, LLC, a Utah limited liability company, in which we borrowed an aggregate of $1,536,271, the principal of which is convertible into shares of our common stock (see Note 6, Convertible Note Payable). Our ability to rely upon external financing arrangements to fund operations is not certain, and this may limit our ability to secure future funding from external sources without changes in terms requested by counterparties, changes in the valuation of collateral, and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way. We intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally.

Operating Activities - For the six months ended June 30, 2020, the Company used cash in operating activities of $669,005. For the six months ended June 30, 2019, the Company used cash in operating activities of $1,430,589. This decrease is due primarily to loss for the period which was offset by stock-based compensation. and continued implementation of our business plans, operations, management, personnel and professional services.

Investing Activities - During the six months ended June 30, 2020, the Company spent cash of $1,271 in investing activities related to its purchase of investment and equipment. During the six months ended June 30, 2019, we spent $501,361, primarily on equipment purchases and $498,658 in purchase of investments.

Financing Activities - During the six months ended June 30, 2020, the Company, primarily through its receipt of funds from the issuance of notes payable resulted in financing activity of $442,000 and a government loan due to COVID-19 of $35,500. For the six months ended June 30, 2019 the Company received proceeds of $1,675,000 from the issuance of notes payable.

The Company’s business plans have not generated significant revenues and as of the date of this filing are not sufficient to generate adequate amounts of cash to meet its needs for cash. The Company's primary source of operating funds in 2020 and 2019 have been from revenue generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in the second half of 2020 and beyond as it develops its affiliate marketing program and other direct sales and marketing programs. The Company has stockholders' deficiencies at June 30, 2020 and requires additional financing to fund future operations. As of the date of this filing, and due to the early stages of operations, the Company has insufficient sales data to evaluate the amounts and certainties of cash flows, as well as whether there has been material variability in historical cash flows.

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

Off Balance Sheet Arrangements

As of June 30, 2020, and December 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Stock-Based Compensation - The Company accounts for employee and non-employee compensation in accordance wiht ASC 718-10-30 of the FASB Accounting Standards Codification. See Note 3 - “Summary of Significant Accounting Policies.”

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

As of the quarter ended June 30, 2020, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures, to determine the existence of any material weaknesses or significant deficiencies. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on this evaluation, the Company's management concluded its internal controls over financial reporting were not effective as of June 30, 2020. The ineffectiveness of the Company's internal control over financial reporting was due to the following identified material weaknesses and significant deficiencies:

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

The Company and Bougainville originally agreed to a joint venture with the goal of participating in the legalized cannabis business in Washington State. The parties intended to organize and operate a cannabis growth and cultivation business on land owned by Bougainville in Oroville, Washington. The Company agreed to finance the joint venture with a cash payment of $800,000. The Company also issued Bougainville 15 million shares of its common stock. Bougainville represented that it would provide the real property for the joint venture, computer controlled greenhouses and agricultural facilities and, as landlord, oversight of the operations of a cannabis licensee holding a I-502 cannabis license. Bougainville represented that the property was I-502 compliant, and that Bougainville had a lease payment arrangement with an I-502 license holder to operate on the land. Bougainville agreed to vend clear title to the real property associated with the I502 licensee to the joint venture within 30 days of the final payment by the registrant. Despite the Company fully complying with its financial obligations, Bougainville did not and has not transferred the real property to the joint venture. The Company determined and believes that Bougainville did not own the real property as represented; that Bougainville misappropriated funds paid into the joint venture for its own purposes; and that Bougainville did not possess an agreement with a licensed I-502 operator, contrary to Bougainville’s representations to the Company.

The Company’s complaint seeks legal and equitable relief for breach of contract, fraud, breach of fiduciary duty, conversion, recession of the joint venture agreement, an accounting, quiet title to real property in the name of the registrant, for the appointment of a receiver, the return to treasury of the 15 million shares issued to Bougainville, and for treble damages pursuant to the Consumer Protection Act in Washington State. The registrant has filed a lis pendens on the real property in question.

The Company recently served process on the defendants and the case is currently in litigation. The case is currently set for trial on January 22, 2021.

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

Our business depends on attracting independent directors, executives and senior management to advance our business plans. We currently have directors and officers insurance coverage in place to protect our directors, officers and the Company against potential liability from possible third-party claims.

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
60

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

As previously reported on Form 8-K filed on May 15, 2020, as amended, the Company was unable to file its Quarterly Report on Form 10-Q for the period ended June 30, 2020 by the original deadline of May 15, 2020, due to circumstances related to COVID-19 pandemic, specifically: (i) the Southern California area, including the location of the Company’s corporate headquarters, was at one of the epicenters of the coronavirus outbreaks in the United States and the Governor of California had ordered all residents to stay at home excepting only essential travel; and (ii) historically, the Company has relied on vendors in China to manufacture certain of its principal products. The outbreak of COVID-19 caused different levels of delay in operations of the Company, vendors, customers and professional service providers. As a result, the Company’s books and records were not easily accessible from our Chinese manufacturer of our products, resulting in a delay in the preparation, audit and completion of the Company’s financial statements for the Annual Report.

Risks Related to Our Common Stock

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution.

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. We are authorized to issue 15,000,000,000 shares of common stock, $0.001 par value per share. As of June 30, 2020, there were 469,288,933 shares of our common stock issued and outstanding. Our financing activities in the past focused on convertible note financing that requires us to issue shares of common stock to satisfy principal, interest and any applicable penalties related to these convertible notes. When required under the terms and conditions of the convertible notes, we issue additional shares of common stock that have a dilutive effect on our stockholders. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock and so any investment in our company will be diluted, with a resulting decline in the value of our common stock.

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

Our common stock is currently quoted for public trading on the OTCQB Market Tier. Our common stock was previously quoted on the OTC Markets Pink Tier. Due to the OTCQB Venture Market rules, if the Company’s common stock fails to meet the $0.01 bid test for a certain period of time, the Company could be returned to the OTC Markets Pink Tier by OTC Markets. The Company’s common stock currently does not satisfy the $0.01 bid test and will be removed to the OTC Markets Pink Tier by OTC Markets in September, 2020, if the per-share bid price does not reach $0.01. The trading price of our common stock has been subject to wide fluctuations. Trading prices of our common stock may fluctuate in response to a number of factors, many of which will be beyond our control, including our issuance of additional common shares at variable prices to our convertible note holders. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with limited business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

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

During the six months ended June 30, 2020, the Company made the following sales of unregistered equity securities:

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

On June 22, 2020, the Company issued 21,276,596 common shares to Robert Hymers (“Hymers”). The issuance to Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hymers is an affiliate of the Company, was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On June 30, 2020, the Company issued 43,944,721 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 2, 2020, the Company issued 43,994,721 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 7, 2020, the Company issued 10,416,667 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 8, 2020, the Company issued 9,714,032 common shares to GS Capital Partners LLC (“GS Capital”). The issuance to GS Capital was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. GS Capital was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to GS Capital full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. GS Capital acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 8, 2020, the Company issued 8,333,333 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 9, 2020, the Company issued 6,913,043 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 15, 2020, the Company issued 25,000,000 common shares to Robert Hymers (“Hymers”). The issuance to Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hymers is an affiliate of the Company, was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 20, 2020, the Company issued 1,785,714 common shares to David Hexter (“Hexter”). The issuance to Hexter was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hexter is an affiliate of the Company, was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hexter full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hexter acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 20, 2020, the Company issued 21,959,447 common shares to GS Capital Partners LLC (“GS Capital”). The issuance to GS Capital was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. GS Capital was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to GS Capital full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. GS Capital acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 23, 2020, the Company issued 12,250733 common shares to BHP Capital NY, Inc. (“BHP”). The issuance to BHP was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. BHP was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to BHP full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. BHP acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 24, 2020, the Company issued 8,216,696 common shares to GW Holdings Group, LLC, a New York limited liability company (“GW”). The issuance to GW was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. GW was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to GW full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. GW acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 27, 2020, the Company issued 16,702,305 common shares to Robert Hymers (“Hymers”). The issuance to Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hymers is an affiliate of the Company, was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 27, 2020, the Company issued 21,030,617 common shares to GS Capital Partners LLC (“GS Capital”). The issuance to GS Capital was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. GS Capital was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to GS Capital full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. GS Capital acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 28, 2020, the Company issued 57,603,687 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 28, 2020, the Company issued 15,036,231 common shares to Jefferson Capital, LLC (“Jefferson Capital”). The issuance to Jefferson Capital was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Jefferson Capital was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Jefferson Capital full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Jefferson Capital acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 27, 2020, the Company issued 16,702,305 common shares to Robert Hymers (“Hymers”). The issuance to Hymers was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Hymers is an affiliate of the Company, was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Mr. Hymers full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Hymers acquired the restricted common stock for his own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 27, 2020, the Company issued 21,030,617 common shares to GS Capital Partners LLC (“GS Capital”). The issuance to GS Capital was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. GS Capital was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to GS Capital full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. GS Capital acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 28, 2020, the Company issued 57,603,687 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 28, 2020, the Company issued 15,036,231 common shares to Jefferson Capital, LLC (“Jefferson Capital”). The issuance to Jefferson Capital was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Jefferson Capital was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Jefferson Capital full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Jefferson Capital acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 28, 2020, the Company issued 19,128,449 common shares to GW Holdings Group, LLC, a New York limited liability company (“GW”). The issuance to GW was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. GW was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to GW full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. GW acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 28, 2020, the Company issued 17,504,341 common shares to BHP Capital NY, Inc. (“BHP”). The issuance to BHP was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. BHP was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to BHP full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. BHP acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 28, 2020, the Company issued 10,000,000 common shares to Themistocles Psomiadis. (“Psomiadis”). The issuance to Psomiadis was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Psomiadis was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Psomiadis full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Psomiadis acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On July 30, 2020, the Company issued 7,500,000 common shares to Crown Bridge Partners LLC (“Crown Bridge”). The issuance to Crown Bridge was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Crown Bridge was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Crown Bridge full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Crown Bridge acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 4, 2020, the Company issued 25,519,204 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 4, 2020, the Company issued 22,501,222 common shares to Jefferson Capital, LLC (“Jefferson Capital”). The issuance to Jefferson Capital was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Jefferson Capital was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Jefferson Capital full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Jefferson Capital acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 5, 2020, the Company issued 25,510,204 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 5, 2020, the Company issued 46,666,667 common shares to Natural Plant Extract of California, Inc. (“NPE”). The issuance to NPE was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. NPE was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to NPE full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. NPE acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 6, 2020, the Company issued 34,673,913 common shares to Power Up Lending (“Power Up”). The issuance to Power Up was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Power Up was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Power Up full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Power Up acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 6, 2020, the Company issued 85,227,273 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 10, 2020, the Company issued 30,876,821 common shares to GS Capital Partners LLC (“GS Capital”). The issuance to GS Capital was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. GS Capital was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to GS Capital full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. GS Capital acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 10, 2020, the Company issued 12,500,000 common shares to Crown Bridge Partners LLC (“Crown Bridge”). The issuance to Crown Bridge was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Crown Bridge was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Crown Bridge full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Crown Bridge acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 10, 2020, the Company issued 27,747,553 common shares to GW Holdings Group, LLC, a New York limited liability company (“GW”). The issuance to GW was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. GW was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to GW full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. GW acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 11, 2020, the Company issued 23,081,373 common shares to GS Capital Partners LLC (“GS Capital”). The issuance to GS Capital was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. GS Capital was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to GS Capital full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. GS Capital acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 11, 2020, the Company issued 15,000,000 common shares to Crown Bridge Partners LLC (“Crown Bridge”). The issuance to Crown Bridge was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. Crown Bridge was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to Crown Bridge full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. Crown Bridge acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 11, 2020, the Company issued 99,132,590 common shares to St. George Investments, LLC (“St. George”). The issuance to St. George was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. St. George was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to St. George full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. St. George acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

On August 12, 2020, the Company issued 44,694,444 common shares to GS Capital Partners LLC (“GS Capital”). The issuance to GS Capital was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, and Rule 506 of Regulation D promulgated thereunder, with respect to the issuance of the restricted stock. GS Capital was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning its qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to GS Capital full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. GS Capital acquired the restricted common stock for its own account, for investment purposes and not with a view to public resale or distribution thereof within the meaning of the Securities Act. The restricted shares cannot be sold unless pursuant to an effective registration statement by the Company, or by an exemption from registration requirements of Section 5 of the Securities Act—the existence of any such exemption subject to legal review and approval by the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Amended Articles of Incorporation (1)
10.1	White Lion Capital, LLC Registration Rights Agreement (2)
10.2	White Lion Capital, LLC Common Stock Purchase Agreement (3)
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32***	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  **       Filed herewith

***       Furnished Herewith

(1) Incorporated by reference to Exhibit 3.1 to Company’s Form 8-K Report filed June 29, 2020.

(2) Incorporated by reference to Exhibit 10.2 to Company’s Form 8-K Report filed June 17, 2020.

(3) Incorporated by reference to Exhibit 10.1 to Company’s Form 8-K Report filed June 17, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2020

MARIJUANA COMPANY OF AMERICA, INC.

By:	/s/ Jesus M. Quintero
Jesus M. Quintero
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jesus M. Quintero
Jesus M. Quintero
Chief Financial Officer
(Principal Financial and Accounting Officer)

