Form 10-Q
period 2020-09-30
Marijuana Co of America, Inc.
filed 2020-11-16
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of September 30, 2020, and November 16, 2020, there were 1,913,880,887 and 2,053,481,896 shares of registrant’s common stock issued and outstanding respectively.

ITEM 1. FINANCIAL STATEMENTS

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept 30, 2020	Dec 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$149,477	$211,765
Short-term Investments	130,060	27,403
Accounts receivable, net	8,563	18,317
Inventory	145,523	149,175
Prepaid Insurance	66,131	—
Investment receivable	54,940	—
Notes receivable	75,000	—
Other current assets	22,508	11,034
Total current assets	652,202	417,694

Property and equipment, net	3,028	7,512

Other assets:
Long-term Investments	1,343,915	693,915
Right-of-use-assets	11,642	22,101
Security deposit	2,500	2,500

Total assets	2,013,287	1,143,722

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	696,010	797,789
Accrued compensation	125,738	4,875
Accrued liabilities	522,014	522,258
Notes payable, related parties	40,000	40,000
Loans payable PPP Stimulus	35,500	—
Convertible notes payable, net of debt discount of $334,980 and $808,980, respectively	2,181,571	3,193,548
Right-of-use liabilities - current portion	3,784	14,361
Warrant liability to be settled	—	192,115
Contingency Liability	—	956,251
Subscriptions payable	650,000	330,797
Derivative liability	3,426,888	5,693,071
Total current liabilities	7,681,505	11,745,065

Non-Current Liabilities
Right-of-use liabilities	7,858	7,858

Total liabilities	7,689,363	11,752,923

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	10,000	10,000
Class B preferred stock, $0.001 par value, 5,000,000 shares designated, 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 1,913,880,887 and 77,958,081 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,913,881	77,958
Common stock to be issued, 1,000,000 and 0 shares, respectively	1,000	—
Additional paid in capital	70,740,648	63,467,054
Accumulated deficit	(78,341,604)	(74,164,213)
Total stockholders' deficit	(5,676,075)	(10,609,201)

Total liabilities and stockholders' deficit	$2,013,287	$1,143,722

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
REVENUES:
Sales	$49,933	$225,356	$206,407	$540,398
Related party Sales	3,262	4,015	11,565	12,363
Total Revenues	53,195	229,371	217,972	552,761

Cost of sales	37,170	90,843	110,563	159,859

Gross Profit	16,025	138,528	107,409	392,902

OPERATING EXPENSES:
Depreciation	1,374	1,696	4,702	5,087
Selling and marketing	125,942	376,342	326,608	1,462,104
Payroll and related	62,000	90,000	258,842	310,000
Stock-based compensation	123,000	—	665,767	100,350
General and administrative	294,921	295,113	710,094	1,353,757
Total operating expenses	607,237	763,151	1,966,013	3,231,298

Net loss from operations	(591,212)	(624,623)	(1,858,604)	(2,838,396)

OTHER INCOME (EXPENSES):
Interest expense, net	(688,090)	(1,559,720)	(2,460,185)	(3,001,972)
Legal Contingency expense	—	(1,497,674)	—	(1,497,674)
Gain (Loss) on joint venture	238,296	—	(22,658)	—
Gain (Loss) on equity investment	240,198	122,864	106,305	(107,961)
Loss on change in fair value of derivative liabilities	(1,454,903)	(1,668,112)	(312,631)	(2,148,262)
Unrealized Loss on trading securities	—	(362,625)	(13,945)	(647,625)
Loss on sale of trading securities	—	(24,698)	(2,603)	(24,698)
Gain on settlement of joint venture	383,440	—	386,930	—
Loss on settlement of debt	—	(612,034)	—	(612,034)
Total other income (expense)	(1,281,059)	(5,601,999)	(2,318,787)	(8,040,226)

Net loss before income taxes	(1,872,271)	(6,226,622)	(4,177,391)	(10,878,622)

Income taxes (benefit)	0	0	0	0

NET INCOME (LOSS)	$(1,872,271)	$(6,226,622)	$(4,177,391)	($10,878,622)

Loss per common share, basic and diluted	$(0.00)	$(0.13)	$(0.01)	$(0.26)

Weighted average number of common shares outstanding, basic and diluted (after stock-split)	1,178,860,134	49,686,994	518,261,567	41,726,239

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS SEPTEMBER 30, 2020 AND 2019  (UNAUDITED)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2018	10,000,000	$10,000	—	$—	42,687,301	$42,687	—	$—	$90,000	$50,707,103	$(53,983,895)	$(3,134,105)
Common stock issued for services rendered	—	—	—	—	552,054	552	—	—	—	553,815	—	554,367
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	—	—	5,208,063	5,208	—	—	—	3,551,615	—	3,556,823
Reclassification of derivative liabilities to additional paid in capital	—	—	—	—	—	—	—		—	462,714	—	462,714
Conversion of related party notes payable	—	—	—	—	2,394,565	2,395	—	—	—	1,730,119	—	1,732,514
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	—	—	655,556	656	27,778	28	(40,000)	95,139	—	55,823
Sale of common stock	—	—	—	—	531,699	532	—	—	(50,000)	203,522	—	154,054
Net Loss	—	—	—	—	—	—	—	—	—	—	(10,878,622)	(10,878,622)
Balance, September 30, 2019	10,000,000	$10,000	$—	$—	52,029,238	$52,029	27,778	$28	$—	$57,304,027	$(64,862,517)	$(7,496,433)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Common Stock	Additional Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2019	10,000,000	$10,000	—	$—	77,958,081	$77,958	—	$—	$—	$63,467,054	$(74,164,213)	$(10,609,201)
Common stock issued to settle amounts previously accrued	—	—	—	—	8,333	8	—	—	—	6,692	—	6,700
Common stock issued for services rendered	—	—	—	—	156,444,047	156,444	—	—	—	509,323	—	665,767
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	—	—	1,469,725,298	1,469,725	—	—	—	1,165,922	—	2,635,647
Conversion of related party notes payable	—	—	—	—	21,384,103	21,384	—	—	—	29,229	—	50,613
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	—	—	51,054,214	51,054	1,000,000	1,000	—	375,446	—	427,500
Sale of common stock	—	—	—	—	127,012,847	127,013	—	—	—	26,673	—	153,686
Common shares issued in settlement of legal case	—	—	—	—	10,293,843	10,294	—	—	—	1,273,338	—	1,283,632
Reclassification of derivative liabilities to additional paid in capital	—	—	—	—	—	—	—	—	—	3,886,971	—	3,886,971
Net Loss	—	—	—	—	—	—	—	—	—	—	(4,177,391)	(4,177,391)
Balance, September 30, 2020	10,000,000	$10,000	—	$—	1,913,880,766	$1,913,881	1,000,000	$1,000	$—	$70,740,648	$(78,341,604)	$(5,676,075)

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(4,177,391)	$(10,878,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,373,575	2,172,936
Depreciation and amortization	4,702	5,087
Bad debt expense	—	15,000
Non cash interest	—	1,886,837
Impairment Loss on equity method investee	22,658
(Gain) Loss on equity investment, net of debt settlement	(106,305)	107,961
Loss on change in fair value of derivative liability	312,631	2,148,262
Loss on share inducement and settlement of warrant liability	427,500	—
Stock-based compensation	665,767	100,350
Unrealized Loss on trading securities	13,945	647,625
Realized Loss on trading securities	—	41,667
Gain on settlement of joint venture	(386,930)
Loss on settlement of debt	—	612,034
Changes in operating assets and liabilities:
Accounts receivable	9,754	(31,597)
Inventories	3,652	(17,052)
Prepaid expenses and other current assets	(77,605)	(17,707)
Accounts payable	205,061	206,926
Accrued expenses and other current liabilities	325,883	(348)
Right-of-use assets	10,459	—
Right-of-use liabilities	(10,577)	—
Accrued compensation	120,863	(381,038)
Contingency liability	—	1,497,675
Net cash provided by (used in) operating activities	(1,262,358)	(1,884,004)

Cash flows from investing activities:
Purchases of property and equipment	(1,271)	(2,703)
Investment in joint venture	125,000	(685,049)
Net cash provided by (used in) investing activities	123,729	(687,752)

Cash flows from financing activities:
Proceeds from issuance of notes payable	876,302	2,257,000
Proceeds from PPP loan payable	35,500	—
Proceeds from sales of trading securities	10,854	—
Proceeds from sale of common stock	153,685	—
Net cash provided by (used in) financing activities	1,076,342	2,257,000

Net increase (decrease) in cash	(62,288)	(314,756)

Cash at beginning of period	211,765	359,577

Cash at end of period	$149,477	$44,821

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—

Non cash transactions:
Common stock issued in settlement of convertible notes payable	$2,635,647	$3,556,823
Common stock issued in settlement of related party notes payable and accrued compensation	$50,613	$1,732,514
Reclassification of derivative liabilities to additional paid-in capital	$3,886,971	$462,714
Investment in joint venture	$—	$2,650,000
Gain on settlement of JV investment	386,930	—
Common shares issued in settlement of legal case	$1,283,632	$—

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for nine months ended September 30, 2020, the Company had a net loss of $4,177,391 and used cash in operations of $1,263,358. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

The Company's primary source of operating funds in 2020 has been from funds generated from proceeds from the issuance of convertible and other debt and issuance of stock through private placements. With the exception of the current quarter, the Company has experienced net losses from operations since inception, but expects these conditions to improve as its business develops. The Company has stockholders' deficiencies at September 30, 2020 and requires additional financing to fund future operations.

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

Identification of Our Contracts with Our Customers.

Contracts included in our application of FASB ASC Topic 606, consist completely of sales contracts between us and our customers that create enforceable rights and obligations. For the year ended December 31, 2019, and for the three and nine months ended September 30, 2020, our sales contracts included the following parties: us, our sales associates and our customers. Our sales contracts were offered by us and our sales associates to our customers directly through our web site. Our sales contracts, and those formalized by our sales associates, are represented by an electronic order form, which contains the contractual elements of offer for sale, acceptance and the provision of consideration consisting of the buyer’s payment, and the concurrent delivery of our hempSMART™ product. Since our hempSMART™ product sales contracts are consummated upon (i) receipt of the customer’s acceptance of our offer; (ii) our concurrent receipt of our customers payment; and, (iii) our delivery of the agreed to hempSMART™ product, all parties are equally committed to fulfilling their respective obligations under the sales contracts. Further, the sales contracts specifically identify (i) parties; (ii) quantity and type of hempSMART™ product ordered; (iii) price; and, (iv) subject, and so each respective party’s rights are identifiable and the payment terms are defined. Since the sales contracts are consummated concurrent with offer, acceptance, payment and delivery of the hempSMART™ product ordered, we recognize principal revenue and cash flows as the respective sales contract transactions are completed. Further, because our sales contracts are offered, accepted and consummated concurrently, our ability to collect revenue is immediate. We receive no payments for agreements that do not qualify as a contract. If customers agree to multiple sales contracts when they are entered into at or near the same time, our policy is to combine those contracts if: (i) the sales contracts are negotiated as a single package; (ii) the payment amount of one sales contract is dependent upon another sales contract; (iii) our performance obligations of delivering multiple hempSMART™ products can be determined to be part of a single transaction. Since the nature of the entry into and consummation of our sales contracts occurs concurrently, there are no changes or modifications to the terms of the sales contracts that would modify the enforceable rights and performance obligations of the parties, and/or materially alter the timing of our receipt of revenue from our sales contracts.

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Consulting Services

We also offer professional services for financial accounting, bookkeeping or real property management consulting services based on consulting agreements. As of the date of this filing, we have not entered into any contracts for any financial accounting, bookkeeping and/or real property management consulting services that have generated reportable revenues as of the year ended 2019 or the three and nine months ended September 30, 2020. We intend and expect these arrangements to be entered into on an hourly fixed fee basis.

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

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2020, and December 31, 2019, allowance for doubtful accounts was $0 and $0, respectively.

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

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The computation of basic and diluted income (loss) per share as of September 30, 2020 and 2019 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2020	September 30, 2019
Convertible notes payable	5,281,668,086	52,346,160
Options to purchase common stock	—	—
Warrants to purchase common stock	292,054,702	3,602,160
Restricted stock units	—	—
Total	5,573,722,788	55,948,320

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

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2020 and December 31, 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short-term notes, as they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $59,752 and $104,411 for the three and nine months ended September 30, 2020 and $159,428 and $550,544 for the three and nine months ended September 30, 2019, respectively, as advertising costs.

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

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2020, and 2019, the Company has not recorded any unrecognized tax benefits.

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

The following table represents the Company’s hempSMART business, which is its sole operating segment as of September 30, 2020:

hempSMART
STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues	$53,195	$229,371	$217,972	$552,761
Cost of Sales	37,170	90,843	110,563	159,860
Gross profit	16,025	138,528	107,409	392,901
Expenses
Depreciation expense	1,374	1,696	4,702	5,087
Payroll and related expenses	26,394	—	77,256
General and admin expenses	55,672	137,146	169,707	1,028,401
Selling and marketing	117,978	262,516	294,231	583,180
Total Expenses	201,418	401,358	575,221	1,616,668
Net Loss from Operations	$(185,393)	$(262,830)	$(467,812)	$(1,223,767)

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

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

We adopted this standard using a modified retrospective approach on January 1, 2019. The modified retrospective approach includes a number of optional practical expedients relating to the identification and classification of leases that commenced before the adoption date; initial direct costs for leases that commenced before the adoption date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.

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

Consistent with ASC 842-20-50-4, for the Company's September 30, 2020, quarterly financial statements, the Company calculated its total lease cost based solely on its monthly rent obligation. The Company had no cash flows arising from its lease, no finance lease cost, short term lease cost, or variable lease costs. Our office lease does not produce any sublease income, or any net gain or loss recognized from sale and leaseback transactions. As a result, the Company did not need to segregate amounts between finance and operating leases for cash paid for amounts included in the measurement of lease liabilities, segregated between operating and financing cash flows; supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets; weighted-average calculations for the remaining lease term; or the weighted-average discount rate.

The adoption of this guidance resulted in no significant impact to our results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820).” This standard modifies disclosure requirements related to fair value measurement and is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. The standard also allows for early adoption of any removed or modified disclosures upon issuance while delaying adoption of the additional disclosures until their effective date. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”. This standard simplifies the accounting for income taxes. This standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

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

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2020 and December 31, 2019 is summarized as follows:

	September 30, 2020	December 31, 2019
Computer equipment	$15,398	$16,358
Furniture and fixtures	5,140	5,140
Subtotal	20,538	21,498
Less accumulated depreciation	(17,510)	(13,986)
Property and equipment, net	$3,028	$7,512

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $1,374 and $4,702 for the three and nine months ended September 30, 2020; and $1,696 and $5,087 for the three and nine months ended September 30, 2019, respectively.

NOTE 5 – INVESTMENTS

MoneyTrac

We entered into a stock purchase agreement on March 13, 2017 with MoneyTrac Technology, Inc., a California stock corporation (“MoneyTrac”) to purchase a 15% equity position in MoneyTrac. On July 27, 2017, we completed tender of the purchase price of $250,000 pursuant to that stock purchase agreement. On June 12th, 2018, Global Payout, Inc. (“Global”) entered into a reverse triangular merger business combination (the “Merger”) with MoneyTrac and MTrac Tech Corporation, a Nevada corporation and wholly-owned subsidiary of Global (“Merger Sub”), whereby MoneyTrac was successfully merged into Merger Sub, the surviving corporation of the Merger. Thereafter, the separate existence of MoneyTrac ceased, and all rights, privileges, powers and property of MoneyTrac were assumed by Merger Sub. Additionally, Merger Sub assumed all of the financial obligations and liabilities of MoneyTrac, except minute books and stock records of MoneyTrac insofar as they relate solely to its organization and capitalization, and the rights of MoneyTrac arising out of the executed Merger. Pursuant to the terms of the Merger, Global issued 1,100,000,000 (one billion, one hundred million) shares of its common stock to MoneyTrac as consideration for the acquisition of MoneyTrac. Pursuant to the terms of the Merger, a conversion of issued MoneyTrac stock was completed whereby each one (1) share of MoneyTrac stock, issued and outstanding immediately prior to the effective date of the Merger, was canceled and extinguished and converted automatically into ten (10) shares of Global common stock. As of the effective date of the Merger, all shares of Global Preferred Stock issued prior to the effective date of the Merger were canceled and extinguished without any conversion thereof. We acquired 150,000,000 Global common shares for our purchase price of $250,000, representing ownership of approximately fifteen percent (15%) of the post-Merger issued and outstanding equity of Global. Global’s name changed in April, 2020 to Global Trac Solutions, Inc. Global’s common stock is traded on the OTC Markets under the symbol “PYSC.” We realized $51,748.17 from the sales of all of our Global securities, and as of September 30, 2020, have no remaining shares. We have a cash balance in the amount of $12,500 held in our brokerage account, a receivable resulting from the proceeds of our sale of our Global shares, that we have not collected.

Benihemp

On July 19, 2017, we agreed to lend $50,000 to Convenient Hemp Mart, LLC (“Benihemp”) based on a promissory note. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Benihemp, subject to our payment of an additional $50,000, equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and made payment to Benihemp on November 21, 2017. On May 1, 2019, the Company and Benihemp agreed to cancel the Company’s 25% interest in Benihemp. Benihemp issued to the Company a credit memo equal to the Company’s $100,000 investment. The Company determined that as of December 31, 2019, this credit was impaired and not usable.

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Global Hemp Group New Brunswick Joint Venture

On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group, Inc., a Canadian corporation (“Global Hemp Group”), in a multi-phase industrial hemp project on the Acadian peninsula New Brunswick, Canada. Our participation included providing one-half, or $10,775, of the funding for the phase one work of the multi-phase industrial hemp project. On January 10, 2018, phase one of the project was completed by successfully cultivating industrial hemp during the 2017 growing season for research purposes. The Company’s project-related costs incurred according to the Company’s interest in the industrial hemp project were $0 and $10,775 for the years ended December 31, 2019 and 2018 respectively and was recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods. As of December 31, 2019, and September 30, 2020, the balance of the New Brunswick industrial hemp joint venture investment reported on the balance sheet for the year ended December 31, 2019 was $0 as a result of the investment being deemed fully impaired and the Company withdrawing from the joint venture as of September 30, 2019.

Global Hemp Group Oregon Joint Venture – Scio, OR

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

As of December 31, 2019, the combined balance of this joint venture investment and related farmland investment was $0, as the investment was written off as a loss as a result of its failure to generate any cash flow for the Company for the period ended December 31, 2019. The debt obligation of $262,414 related to this joint venture was also written off to $0 as of the year ended December 31, 2019. The debt obligation related to the joint venture for the nine months ended September 30, 2020 was $0.

On September 28, 2020, the Company and GHG entered into a Settlement and Mutual Release Agreement (the “Agreement”), pursuant to which the parties agreed to resolve a dispute among them regarding the joint venture agreement. Under the Agreement, GHG agreed to make a lump sum payment to the Company of $200,000, with $125,000 payable no later than September 30, 2020, and $75,000 payable no later than November 15, 2020, with applicable interest, and to issue GHG common stock to the Company equal in value to $185,000 as of the date of the Agreement, or September 28, 2020, subject to a non-dilutive protection provision, and additionally, to pay the Company $10,000 to cover the Company’s legal fees relating to the Agreement by September 30, 2020. In exchange for the settlement consideration, the Company has agreed to relinquish its ownership interest in the joint venture.

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

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

Thereafter, the Company determined that Bougainville had no ownership interest in the property in Washington State, but rather was a party to a purchase agreement for real property that was in breach for non-payment. Bougainville also did not possess an agreement with a Tier 3 I502 license holder to grow Marijuana on the property. Nonetheless, as a result of funding arranged for by the Company, Bougainville and an unrelated third party, Green Ventures Capital Corp., purchased the land. The land is currently pending the payment of delinquent property taxes that would allow for the Okanogan County Assessor conditions to complete the subdivision of the land by the Okanogan County Assessor. However, Bougainville failed to cooperate or communicate with the Company in good faith, and failed to pay the delinquent taxes on the real property that would allow for sub-division and the deeding of the real property to the joint venture.

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

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

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

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

Cannabis Global (“CBGL”)

On September 30, 2020, the Company entered into a Share Exchange Agreement with Cannabis Global, Inc., a Nevada corporation quoted on OTC Markets Pink (“CBGL”) dated September 30, 2020, to acquire the number of shares of CBGL’s common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date, in exchange for the number of shares of Company common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date (the “Share Exchange Agreement”). For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000.

Complementary to the Share Exchange Agreement, the Company and CBGL entered into a Lock-Up Agreement dated September 30, 2020, providing that the shares of common stock acquired pursuant to the Share Exchange Agreement shall be subject to a lock-up period preventing its sale for a period of 12 months following issuance, and limiting the subsequent sale to aggregate maximum sale value of $20,000 per week, or $80,000 per month.

Brazil and Uruguay Joint Ventures

On October 1, 2020, the Company entered into two Joint Venture Agreements with Marco Guerrero, a director of the Company (“Guerrero”) dated September 30, 2020, to form joint venture operations in Brazil and in Uruguay (the “Joint Venture Agreements”) to produce, manufacture, market and sell the Company’s hempSMART™ products in Latin America, and will also work to develop and sell hempSMART™ products globally. The Joint Venture Agreements contain equal terms for the formation of joint venture entities in Uruguay and Brazil. The Brazilian joint venture will be headquartered in São Paulo, Brazil, and will be named HempSmart Produtos Naturais Ltda. (“HempSmart Brazil”). The Uruguayan joint venture will be headquartered in Montevideo, Uruguay and will be named Hempsmart Uruguay S.A.S. (“HempSmart Uruguay”).

Under the Joint Venture Agreements, the Company will acquire a 70% equity interest in both HempSmart Brazil and HempSmart Uruguay. A minority 30% equity interest in both HempSmart Brazil and HempSmart Uruguay will be held by newly formed entities controlled by Guerrero, a director of the Company, who is a successful Brazilian entrepreneur. The Company will provide capital in the amount of $50,000 to both HempSmart Brazil and HempSmart Uruguay under the Joint Venture Agreements, for a total capital outlay obligation of $100,000. It is expected that the proceeds of the initial capital contribution will be used for contracting with third-party manufacturing facilities in Brazil and Uruguay, and related infrastructure and employment of key personnel.

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

MARIJUANA COMPANY OF AMERICA, INC.
INVESTMENT ROLL-FORWARD
AS OF SEPTEMBER 30, 2020

	INVESTMENTS									SHORT-TERM INVESTMENTS

	TOTAL	Global Hemp	Cannabis Global			Bougainville Ventures,	Gate C Research	Natural Plant		TOTAL Short-Term	Global Hemp
	INVESTMENTS	Group	Inc.	Benihemp	MoneyTrac	Inc.	Inc.	Extract	Vivabuds	Investments	Group	MoneyTrac
Beginning balance @12-31-16	$0	$0		$0	$0	$0	$0			$0		$0

Investments made during 2017	3,049,275	10,775		100,000	250,000	1,188,500	1,500,000			0		0

Quarter 03-31-17 equity method Loss	0									0

Quarter 06-30-17 equity method Loss	0									0

Quarter 09-30-17 equity method Loss	(375,000)					(375,000)				0

Quarter 12-31-17 equity method accounting	313,702					313,702				0

Impairment of Investment in 2017	(2,292,500)	0				(792,500)	(1,500,000)			0		0
Balances as of 12/31/17	695,477	10,775	0	100,000	250,000	334,702	0	0	0	0	0	0

Investments made during 2018	986,654	986,654								0

Quarter 03-31-18 equity method Loss	(37,673)					(37,673)				0

Quarter 06-30-18 equity method Loss	(11,043)					(11,043)				0

Quarter 09-30-18 equity method Loss	(10,422)			(10,422)						0

Quarter 12-31-18 equity method Loss	(31,721)	(31,721)		0						0

Moneytrac investment reclassified to Short-Term investments	(250,000)				(250,000)					250,000		250,000

Unrealized gains on trading securities - 2018	0									560,000		560,000

Impairment of investment in 2018	(933,195)	(557,631)		(89,578)		(285,986)				0
Balance @12-31-18	$408,077	$408,077	$0	$0	$0	$0	$0	$0	$0	$810,000	$0	$810,000

Investments made during quarter ended 03-31-19	129,040	129,040

Quarter 03-31-19 equity method Loss	(59,541)	(59,541)

Unrealized gains on trading securities - quarter ended 03-31-19										(135,000)		$(135,000)
Balance @03-31-19	$477,576	$477,576	$0	$0	$0	$0	$0	$0	$0	$675,000	$0	$675,000

Investments made during quarter ended 06-30-19	$3,157,234	$83,646						$3,000,000	$73,588

Quarter 06-30-19 equity method Income (Loss)	$(171,284)	$(141,870)						$(6,291)	$(23,123)

Unrealized gains on trading securities - quarter ended 06-30-19	$0									(150,000)		$(150,000)
Balance @06-30-19	$3,463,526	$419,352	$0	$0	$0	$0	$0	$2,993,709	$50,465	$525,000	$0	$525,000

Investments made during quarter ended 09-30-19	$186,263								$186,263

Quarter 09-30-19 equity method Income (Loss)	$122,863	$262,789						$(94,987)	$(44,939)

Sale of trading securities during quarter ended 09-30-19										$(41,667)		$(41,667)

Unrealized gains on trading securities - quarter ended 09-30-19	$0									(362,625)		$(362,625)
Balance @09-30-19	$3,772,652	$682,141	$0	$0	$0	$0	$0	$2,898,722	$191,789	$120,708	$0	$120,708

Investments made during quarter ended 12-31-19	$392,226	$262,414							$129,812

Quarter 12-31-19 equity method Income (Loss)	$(178,164)	$(75,220)						$(23,865)	$(79,079)

Reversal of Equity method Loss for 2019	$272,285							$125,143	$147,142

Impairment of investment in 2019	$(3,175,420)	$(869,335)						$(2,306,085)	$0

Loss on disposition of investment	$(389,664)								$(389,664)

Sale of trading securities during quarter ended 12-31-19	$0									$(17,760)		$(17,760)

Unrealized gains on trading securities - quarter ended 12-31-19	$0									(75,545)		$(75,545)
Balance @12-31-19	$693,915	$(0)	$0	$0	$0	$0	$0	$693,915	$0	$27,403	$0	$27,403

Equity Loss for Quarter ended 03-31-20	126,845	126,845

Recognize Joint venture liabilities per JV agreement @03-31-20	394,848	394,848

Impairment of Equity Loss for Quarter ended 03-31-20	(521,692)	(521,692)

Unrealized gains on trading securities - quarter ended 03-31-19										(13,945)		$(13,945)
Balance @03-31-20	$693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$13,458	$0	$13,458

Equity Loss for Quarter ended 06-30-20	(7,048)	(7,048)

Impairment of Equity Loss for Quarter ended 06-30-20	7,048	7,048

Sales of trading securities - quarter ended 06-30-20										(13,458)		$(13,458)
Balance @06-30-20	$693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$0	$0	$0

Global Hemp Group trading securities issued	650,000		$650,000							$185,000	$185,000

Investment in Cannabis Global	0
Balance @09-30-20	$1,343,915	$0	$650,000	$0	$0	$0	$0	$693,915	$0	$185,000	$185,000	$0

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Loan Payable

	TOTAL	Global Hemp			Bougainville Ventures,	Gate C Research	Natural Plant	Robert L. Hymers		General Operating
	JV Debt	Group	Benihemp	MoneyTrac	Inc.	Inc.	Extract	III	Vivabuds	Expense
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0				$0

Quarter 03-31-17 loan borrowings	1,500,000					1,500,000

Quarter 06-30-17 loan activity

Quarter 09-30-17 loan borrowings	725,000				725,000

Quarter 12-31-17 loan repayments	(330,445)				(330,445)

General operational expense	172,856									172,856

Balances as of 12/31/17 (a)	2,067,411	0	0	0	394,555	1,500,000	0	0	0	172,856

Quarter 03-31-18 loan borrowings (payments)	376,472	447,430								(70,958)

Quarter 06-30-18 cancellation of JV debt obligation	(1,500,000)					(1,500,000)

Quarter 06-30-18 loan repayments	(101,898)									(101,898)

Quarter 09-30-18 loan activity	0

Quarter 12-31-18 loan borrowings	580,425	580,425

Balance @12-31-18 (b)	1,422,410	1,027,855	0	0	394,555	0	0	0	0	0

Quarter 03-31-19 loan borrowings	649,575	649,575

Quarter 03-31-19 debt conversion to equity	(407,192)	(407,192)

Balance @03-31-19 (c)	1,664,793	1,270,238	0	0	394,555	0	0	0	0	0

Quarter 03-31-19 loan borrowings	3,836,220	$161,220					$2,000,000		$0	$1,675,000

Quarter 03-31-19 debt conversion to equity	(1,572,971)	($161,220)					($349,650)			($1,062,101)

Balance @06-30-19 (d)	3,928,042	1,270,238	0	0	394,555	0	1,650,350	0	0	612,899

Quarter 09-30-19 loan borrowings	582,000									$582,000

Quarter 09-30-19 debt conversion to equity	(187,615)									$(187,615)

Balance @09-30-19 (e)	4,322,427	1,270,238	0	0	394,555	0	1,650,350	0	0	1,007,284

Quarter 12-31-19 loan borrowings	2,989,378	$262,414					$596,784	$4,221		$2,125,959

Impairment of investment in 2019	(4,083,349)	$(1,532,652)			$(394,555)		$(2,156,142)

Loss on settlement of debt in 2019	50,093						$50,093

Adjustment to reclassify amount to accrued liabilities	(85,000)						$(85,000)

Balance @12-31-19 (f)	$3,193,548	$(0)	$0	$0	$0	$0	$56,085	$4,221	$0	$3,133,243

Quarter 03-31-20 loan borrowings	$441,638									$441,638

Quarter 03-31-20 debt conversion to equity	$(619,000)									$(619,000)

Recognize Joint venture liabilities per JV agreement @03-31-20	$394,848	$394,848

Quarter 03-31-20 Debt Discount adjustments	$24,138							$24,138

Balance @03-31-20 (g)	$3,435,172	$394,848	$0	$0	$0	$0	$56,085	$28,359	$0	$2,955,881

Quarter 06-30-20 loan borrowings, net	$65,091							$65,091

Quarter 06-30-20 debt conversion to equity	$(727,118)									$(727,118)

Quarter 06-30-20 reclass of liability	$83,647	$83,647

Quarter 06-30-20 Debt Discount adjustments	$405,746							$(27,715)		$433,461

Balance @06-30-20 (h)	$3,262,538	$478,495	$0	$0	$0	$0	$56,085	$65,735	$0	$2,662,224

Quarter 09-30-20 debt conversion to equity	$(606,472)						$(56,085)	$(65,735)		$(484,652)

Debt Settlement during Q3 2020	$(474,495)	$(474,495)

Balance @09-30-20 (i)	$2,181,571	$4,000	$0	$0	$0	$0	$(0)	$0	$0	$2,177,572

	09-30-20	06-30-20	03-31-20	12-31-19	09-30-19	06-30-19	03-31-19	12-31-18	12-31-17
This includes balances for:	Note (i)	Note (h)	Note (g)	Note (f)	Note (e)	Note (d)	Note (c)	Note (b)	Note (a)
- Debt obligation of JV	0	478,494	394,848	0	1,633,872	1,778,872	128,522	289,742	1,500,000
- Convertible NP, net of discount	2,181,571	2,784,044	3,040,324	3,193,548	2,688,555	2,149,170	1,536,271	1,132,668	394,555
- Long term debt	0	0	0	0	0	0	0	0	172,856
Total Debt balance	2,181,571	3,262,538	3,435,172	3,193,548	4,322,427	3,928,042	1,664,793	1,422,410	2,067,411

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Concerning our investment loans for general operation for the quarter ended September 30, 2020, the Company accounted these transactions as an investment and a liability - “debt obligation of Joint Venture”. The Company follows Accounting Standards Codification subtopic 321-10, Investments-Equity Securities (“ASC 321-10”) which requires the accounting for equity security to be measured at fair value with changes in unrealized gains and losses are included in current period operations. Where an equity security is without a readily determinable fair value, the Company may elect to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes.

NOTE 6 – NOTES PAYABLE, RELATED PARTY

As of September 30, 2020, and December 31, 2019, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company. The issued notes are unsecured, due on demand and bear 5% interest. The balance due to Notes Payable Related Party as of September 30, 2020 and December 31, 2019 was $40,000 and $40,000 respectively. These notes are payable to the estate of Charles Larsen, who passed away on May 15, 2020.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

During the nine months ended September 30, 2020, the Company issued an aggregate of 1,491,109,401 shares of its common stock in settlement of the issued convertible notes payable and accrued interest.

For the nine months ended September 30, 2020 and September 30, 2019, the Company recorded amortization of debt discounts of $1,373,575 and $2,172,936, respectively, as a charge to interest expense.

Convertible notes payable as of September 30, 2020 and December 31, 2019 was comprised of the following:

	2020	2019
Lender	(Unaudited)	(Audited)
Convertible note payable - Power Up Lending Group	$73,000	$294,000
Convertible note payable - Crown Bridge Partners	$117,040	$110,000
Convertible note payable - Odyssey Funding LLC	$—	$250,000
Convertible note payable - Paladin Advisors LLC	$—	$75,000
Convertible note payable - GS Capital Partners LLC	$143,500	$173,000
Convertible note payable - Natural Plant Extract	$—	$56,085
Convertible note payable - Robert L. Hymers III	$205,803	$96,553
Convertible note payable - St. George	$1,977,208	$2,947,890
Total	$2,516,551	$4,002,528
Less debt discounts	$(334,980)	$(808,980)
Net	$2,181,571	$3,193,548
Less current portion	$(2,181,571)	$(3,193,548)
Long term portion	$—	$—

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, and December 31, 2019, the Company owed an aggregate of $73,000 and, $294,000 of principal, respectively on these convertible promissory notes. As of September 30, 2020, the Company owed $1,825 of accrued interest.

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

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

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

As of September 30, 2020, and December 31, 2019, the Company owed an aggregate of $117,040 and, $110,000 of principal, respectively on these convertible promissory notes. As of September 30, 2020, the Company owed $1,607 of accrued interest.

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

As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $207,650 is being amortized to interest expense over the respective terms of the notes. As of September 30, 2020, and December 31, 2019, the Company owed principal of $0 and $250,000. As of September 30, 2020, the Company owed $0 in accrued interest.

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

The aggregate debt discount of $46,721 is being amortized to interest expense over the respective terms of the notes. As of September 30, 2020, and December 31, 2019, the Company owed an aggregate of $0 and $75,000 of principal. As of September 30, 2020, the Company owed $0 in accrued interest.

Convertible notes payable-GS Capital Partners LLC

On December 19, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $173,000 to GS Capital Partners LLC (“GS Capital”). The promissory notes bear interest at 10% per annum, are due one year from the respective issuance date, and include an original issuance discount in an aggregate of $15,000.

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

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

As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $166,193 is being amortized to interest expense over the respective terms of the notes. As of September 30, 2020, and December 31, 2019, the Company owed principal of $143,500 and $173,000 respectively. As of September 30, 2020, the Company owed $1,593 in accrued interest.

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

During the nine months ended September 30, 2020, $550,000 of principal, $122,694 of accrued interest and $441,394 of derivative liabilities valued as of the respective conversion dates were converted into 1,710,897 shares of common stock, resulting in a gain on debt settlement of $21,586. As of September 30, 2020, the Company owed $0 of principal and $0 of accrued interest on this convertible promissory note. Although this note was in default until it was repaid, the lender did not enforce the default interest rate.

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

On August 28, 2018, the Company issued a secured convertible promissory note in the amount of $1,128,518 (including overfunding of $23,518) to St. George Investments LLC (“St. George”). The promissory note bears interest at 10% compounded daily, was due upon maturity on June 30, 2019, and includes an original issue discount of $100,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the year ended December 31, 2018, the Company received aggregate net proceeds of $825,000. During the nine months ended September 30, 2020, an additional $218,518 was funded under this note resulting in net proceeds of $198,518.

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

During the nine months ended September 30, 2020, $1,000,859 of principal and $840,299 of derivative liabilities valued as of the respective conversion dates were converted into 4,475,543 shares of common stock, resulting in a loss on debt settlement of $612,034. As of September 30, 2019, the Company owed $828,518 of principal and $28,138 of accrued interest on this convertible promissory note. As of September 30, 2019, this note was in default, but the lender has not enforced the default interest rate.

On January 29, 2019, the Company issued a secured convertible promissory note in the amount of $2,205,000 to St. George Investments LLC (“St. George”). The promissory note bears interest at 10% compounded daily, is due upon maturity on December 5, 2019, and includes an original issue discount of $200,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the nine months ended September 30, 2020, the promissory note was funded in eight tranches totaling $1,406,482, resulting in aggregate net proceeds of $1,276,482. As an investment incentive to St. George, the Company issued to St. George 1,500,000 5-year warrants, exercisable at $2.40 per share, with certain reset provisions. As of September 30, 2020, the warrants had an exercise price of $0.0085 for 7,500,000 total warrants. The aggregate fair value of the issued warrants was $999,838. The face value of the debt was then allocated, on a relative fair value basis, between the debt and the warrants. The portion allocated to warrants has been added to the debt discount with a resulting increase in additional paid-in capital. As of the funding date of each tranche of this note, the Company determined the fair value of the embedded derivative associated with the convertibility of this note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense.

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

On March 25, 2019, the Company issued a secured convertible promissory note in the amount of $580,000 to St. George Investments LLC (“St. George”). The promissory note bears interest at 10% compounded daily, is due upon maturity on January 24, 2020 and includes an original issue discount of $75,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the nine months ended September 30, 2019, the promissory note was funded in the amount of $580,000 resulting in net proceeds of $500,000. As an investment incentive, the Company issued 375,000 five-year warrants, exercisable at $2.40 per share, with certain reset provisions. As of September 30, 2020, the warrants had an exercise price of $0.0085 for 1,875,000 total warrants. The aggregate fair value of the issued warrants was $258,701. The face value of the debt was then allocated, on a relative fair value basis, between the debt and the warrants. The portion allocated to warrants has been added to the debt discount with a resulting increase in additional paid-in capital. As of the funding date of this note, the Company determined the fair value of the embedded derivative associated with the convertibility of this note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $483,966 is being amortized to interest expense over the term of the note.

The promissory notes are convertible, at any time at St. George’s option, at $2.40 per share. However, in the event the Company’s market capitalization (as defined) falls below $30,000,000, the conversion rate will be 60% of the 3 lowest closing trade prices from the 20 trading days immediately preceding the date of conversion, subject to additional adjustments. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the lender conversion price. The Company has a right to prepayment of the note, subject to a 15% prepayment premium and is secured by a trust deed of certain assets of the Company. As of September 30, 2020, and December 31, 2019, the Company owed principal of $1,977,208 and $ 2,947,890 respectively. As of September 30, 2020, the Company owed $391,986 of accrued interest.

Convertible notes payable - Robert L. Hymers III

On December 23, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $96,552.70 to Robert L. Hymers III (“Hymers”) in satisfaction of funds owed to Mr. Hymers from his consulting contract with the Company for past services rendered and completed. The promissory notes bear interest at 10% per annum, and are due six months from the respective issuance date of the note along with accrued and unpaid interest. Principal and interest are payable to Hymers six months after the date of issuance. Hymers has the option to convert all or any portion of the unpaid principal amount of the note, plus accrued interest, into shares of the Company’s common stock. The conversion price will be equal to a 50% discount to the lowest closing bid of the previous 15 day trading period. The aggregate debt discount of $92,332 is being amortized to interest expense over the respective terms of the notes. As of September 30, 2020, and December 31, 2019, the Company owed an aggregate of $ 205,803 and $96,553 of principal respectively. As of September 30, 2020, the Company owed $422 in accrued interest.

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 8 – DERIVATIVE LIABILITIES

As described in Note 7, the Company issued convertible notes and warrants that contained conversion features and a reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date. See Note 10 for further details.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock as of September 30, 2020 and December 31, 2019. As of September 30, 2020, and December 31, 2019, the Company designated and issued 10,000,000 shares of Class A Preferred Stock.

Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights. On November 9, 2020, the Company issued 2,000,000 shares of its Class B Preferred Common Stock to Jesus Quintero. The Class B Preferred Stock carries a voting preference of One Thousand (1,000) times that number of votes on all matters submitted to the shareholders that is equal to the number of shares of Common Stock (rounded to the nearest whole number), at the record date for the determination of the shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of such shareholders is affected. The issuance constitutes a change of control of the Company, as the voting preference of the issued Class B Preferred Stock provides Mr. Quintero with the right to control a majority of the votes of shareholders eligible to cast votes on any matter brought before the stockholders.

On October 28, 2019, Donald Steinberg, Charles Larsen and the Company agreed, in exchange for a mutual release of all claims, to cancel and return to treasury Messrs. Steinberg and Larsen’s respective 5,000,000 shares of Preferred Class A common stock. The Board of Directors subsequently issued pro rata, 10 million Class A Preferred shares of common stock to directors Robert Coale, Edward Manolos and Jesus Quintero. On May 20, 2020, Robert Coale resigned his position as a director. As part of a severance agreement, Mr. Coale returned to treasury 3,333,333 shares of Class A Preferred Shares. On July 10, 2020, the Company issued 3,333,333 Class A Preferred Shares to Jesus M. Quintero.

On July 18, 2019, the Company designated Class B Preferred shares in the amount of 5,000,000 shares authorized, par value $0.001 per share. As of September 30, 2020, and December 31, 2018, the Company has 0 shares of Class B Preferred shares issued and outstanding. Holders of Series B Preferred stock shall have one thousand times that number of votes on all matters submitted to the shareholders that is equal to the number of shares of common stock, at the record date for the determination of the shareholders entitled to vote such matters.

Common stock

The Company is authorized to issue 5,000,000,000 shares of $0.001 par value common stock. As of September 30, 2020, and December 31, 2019, the Company had 1,913,880,887 and 77,958,081 shares issued and outstanding, respectively. All references to our common stock in this filing reflect a 1:60 reverse stock split effective September 3, 2019.

During the nine months ended September 30, 2020, the Company issued an aggregate of 156,444,047 shares of its common stock for services rendered with an estimated fair value of $665,767.

During the nine months ended September 30, 2020, the Company issued an aggregate of 21,384,103 shares of its common stock, in settlement of outstanding related party notes payable, for a total aggregate value of $50,613.

During the nine months ended September 30, 2020, the Company issued 1,469,725,298 shares of its common stock in settlement of convertible notes payable, accrued interest of $2,635,647.

During the nine months ended September 30, 2020, the Company issued 51,054,214 shares of its common stock in exchange for exercise of warrants on a cashless basis with an aggregate value of $427,500.

During the nine months ended September 30, 2020, the Company sold an aggregate of 127,012,847 shares of its common stock for net proceeds of $153,686.  On November 9, 2020, the Company issued 2,000,000 shares of its Class B Preferred Common Stock to Jesus Quintero. The Class B Preferred Stock carries a voting preference of One Thousand (1,000) times that number of votes on all matters submitted to the shareholders that is equal to the number of shares of Common Stock (rounded to the nearest whole number), at the record date for the determination of the shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of such shareholders is affected. The issuance constitutes a change of control of the Company, as the voting preference of the issued Class B Preferred Stock provides Mr. Quintero with the right to control a majority of the votes of shareholders eligible to cast votes on any matter brought before the stockholders.

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Warrants

The following table presents information related to warrants at September 30, 2020:

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

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, and December 31, 2019, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of September 30, 2020, and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2020 in the amount of $3,426,888, has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the two years ended September 30, 2020:

Debt Derivative
Balance, December 31, 2019	$5,693,071
Initial fair value of debt derivative at note issuance	1,308,157
Mark-to-market at September 30, 2020	7,001,228
Transfers out of Level 3 upon conversion or payoff of notes payable	(3,886,971)
Net loss in fair value included in earnings related to derivative liabilities during the nine months ended September 30, 2020	$312,631
Balance, September 30, 2020	$3,426,888

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended September 30, 2020, the Company’s stock price decreased significantly from initial valuations. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

MARIJUANA COMPANY OF AMERICA, INC., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

NOTE 11 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related and working capital purposes. As of September 30, 2020, and December 31, 2019, there were no related party advances outstanding.

As of September 30, 2020, and December 31, 2019, accrued compensation due officers and executives was accrued compensation was $125,738 and $4,875, respectively.

During the nine months ended September 30, 2020, the Company issued an aggregate of 21,384,103 shares of its common stock in settlement of outstanding related party notes payable of $50,613.

NOTE 12 – SUBSEQUENT EVENTS

Share Exchange Agreement with Cannabis Global

On September 30, 2020, the Company entered into a Share Exchange Agreement with Cannabis Global, Inc., a Nevada corporation quoted on OTC Markets Pink (“CBGL”) dated September 30, 2020, to acquire the number of shares of CBGL’s common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date, in exchange for the number of shares of Company common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date (the “Share Exchange Agreement”). For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000.

Complementary to the Share Exchange Agreement, the Company and CBGL entered into a Lock-Up Agreement dated September 30, 2020, providing that the shares of common stock acquired pursuant to the Share Exchange Agreement shall be subject to a lock-up period preventing its sale for a period of 12 months following issuance, and limiting the subsequent sale to aggregate maximum sale value of $20,000 per week, or $80,000 per month.

Brazil and Uruguay Joint Ventures

On October 1, 2020, the Company entered into two Joint Venture Agreements with Marco Guerrero, a director of the Company (“Guerrero”) dated September 30, 2020, to form joint venture operations in Brazil and in Uruguay (the “Joint Venture Agreements”) to produce, manufacture, market and sell the Company’s hempSMART™ products in Latin America, and will also work to develop and sell hempSMART™ products globally. The Joint Venture Agreements contain equal terms for the formation of joint venture entities in Uruguay and Brazil. The Brazilian joint venture will be headquartered in São Paulo, Brazil, and will be named HempSmart Produtos Naturais Ltda. (“HempSmart Brazil”). The Uruguayan joint venture will be headquartered in Montevideo, Uruguay and will be named Hempsmart Uruguay S.A.S. (“HempSmart Uruguay”).

Under the Joint Venture Agreements, the Company will acquire a 70% equity interest in both HempSmart Brazil and HempSmart Uruguay. A minority 30% equity interest in both HempSmart Brazil and HempSmart Uruguay will be held by newly formed entities controlled by Guerrero, a director of the Company, who is a successful Brazilian entrepreneur. The Company will provide capital in the amount of $50,000 to both HempSmart Brazil and HempSmart Uruguay under the Joint Venture Agreements, for a total capital outlay obligation of $100,000. It is expected that the proceeds of the initial capital contribution will be used for contracting with third-party manufacturing facilities in Brazil and Uruguay, and related infrastructure and employment of key personnel.

On November 9, 2020, the Company issued 2,000,000 shares of its Class B Preferred Common Stock to Jesus Quintero. The Class B Preferred Stock carries a voting preference of One Thousand (1,000) times that number of votes on all matters submitted to the shareholders that is equal to the number of shares of Common Stock (rounded to the nearest whole number), at the record date for the determination of the shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of such shareholders is affected. The issuance constitutes a change of control of the Company, as the voting preference of the issued Class B Preferred Stock provides Mr. Quintero with the right to control a majority of the votes of shareholders eligible to cast votes on any matter brought before the stockholders.

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

Business Overview

Plan of Operations – Marijuana Company of America and subsidiaries is a publicly listed company quoted on the OTC Pink tier Exchange under the symbol “MCOA”. We are based in Escondido, California. Our business plan and operation focuses in part on the development, manufacturing, marketing and sale of non-psychoactive industrial hemp, and hemp-derived consumer products containing CBD. Our business includes the research and development of (1) varieties of various species of hemp; (2) beneficial uses of hemp and hemp derivatives; (3) indoor and outdoor cultivation methods for hemp; (4) technology used for cultivation and harvesting of different species of hemp, including but not limited to lighting, venting, irrigation, hydroponics, nutrients and soil; (5) different industrial hemp derived CBD, and the possible health benefits thereof; (6) new and improved methods of hemp CBD extraction omitting or eliminating the delta-9 tetrahydrocannabinol “THC” molecule.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues

Total revenues for the three months ended September 30, 2020 and 2019, were $53,195 and $229,371, respectively, a decrease of $176,176. This decrease continues to be attributed to the Company’s restructuring of its sales team and new sales programs since the 1st quarter 2020 as well as the effects of the slowing general market demand due to the COVID-19 pandemic during the third quarter ended September 30, 2020. In addition, the Company’s continued changes to the sales strategy implemented includes rebranding of hempSMART products. However, the Company continues to make progress with its sales program as it continues to promote and support its affiliate marketing sales program and direct sales through its website.

During the third quarter ended September 30, 2020 the Company released a new industrial hemp based hempSMART Drink Mix product.

The following table identifies a comparison of our sales of products during the three months ended September 30, 2020 and 2019, respectively:

For the three months ended September 30, 2020 and 2019

	2020	2019
Body Lotion	$679	$7,299
Brain Capsules	4,610	20,569
Industrial hemp Drink	563	0	New Product in 2020
Drops	25,541	96,885
Face Moisturizer	1,606	8,848
Pain Capsules	2,714	9,840
Pain Cream	14,911	63,449
Pet Drops	2,571	22,481
TOTALS	$53,195	$229,371

Related Party Sales

Related party sales contributed $3,262 and $4,015 to the revenues for the three months ended September 30, 2020 and 2019, respectively. Related party sales are comprised of sales of our hempSMART products to our directors, officers, employees, and sales team members. No related party sales were for services. All sales made at listed retail prices and were for cash considerations.

Cost of Sales

Cost of sales primarily consist of inventory cost and overhead, manufacturing, packaging, warehousing, shipping, and direct labor costs directly attributable to our hempSMART products. For the three months ended September 30, 2020 and 2019, our total costs of sales were $37,170 and $90,843, respectively. The high costs reflect product discounts and cost incentive on products sold due to the COVID-19 pandemic.

Gross Profit

For the three months ended September 30, 2020 and 2019, gross profit was $16,025 and $138,528, respectively. This decrease was primarily attributed to new pricing and promotions associated with the company’s continued sales restructuring and strategies from 1st quarter 2020, along with the effects of the COVID-19 pandemic during the three months ended September 30, 2020. As a result, the gross margins were 30.1% and 60.4% for the three months ended September 30, 2020 and 2019, respectively. However, the Company will continue to market its products aggressively as it continues to support its affiliate sales program in the near future.

Selling and marketing expenses

For the three months ended September 30, 2020 and 2019, selling and marketing expenses was $125,942 and $376,342, respectively. This decrease of $250,400 is due primarily to the effects of the Company’s restructuring of its sales team and new sales strategies during the three months ended September 30, 2020, as well as the discontinuation of the VivaBuds delivery business at the end of 2019. This include elimination of redundant expenses of our sales operations in the United Kingdom, reduction in media costs, reduction in sample product costs and reduced overhead pertaining to the VivaBuds joint venture. These reductions were implemented to reduce overhead as the Company aggressively works towards more cost effective strategies to sell its hempSMART’s products.

Payroll and related expenses

For the three months ended September 30, 2020 and 2019, payroll and related expenses were $62,000 and $90,000, respectively. This decrease of $28,000 is attributed to the current CEO’s compensation being reduced compared to the prior CEO’s higher salary in 2019, marginally offset by new hires as of the third quarter ended September 30, 2020 versus $0 during the same period in 2019.

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. For the three months ended September 30, 2020 and 2019, stock-based compensation was $123,000 and $0, respectively. This increase of $123,000 is due to shares issued to the Company’s new officers, directors and vendors to pay compensation due to the Company’s low cash positions during the three months ended September 30, 2020.

General and administrative expenses

Other general and administrative expenses increased to $294,921 for the three months ended September 30, 2020 compared to $295,113 for the three months ended September 30, 2019. General and administrative expenses include research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The increase of $79,798 was mainly attributed to issuance of the Company’s shares to consultants for services provided to the Company. The shares were issued to pay compensation due to the Company’s low cash positions during the three months ended September 30, 2020.

Gain/Loss on change in fair value of derivative liabilities

During 2020 and 2019, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to fair value the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in losses of $1,454,903 and $1,668,112 change in fair value of derivative liabilities for the three months ended September 30, 2020 and 2019, respectively.

Loss on equity investment

During the three months ended September 30, 2020 and 2019, we adjusted the carrying value of our investment for our pro rata share of loss and gain on equity investments of $240,198 and $122,864, respectively.

Gain and loss on settlement of debt

During the three months ended September 30, 2020 and 2019, the Company realized a gain and a loss on settlement of debt of $383,440 and $612,034, respectively.

Interest Expense

Interest expense during the three months ended September 30, 2020 was $688,090 compared to $1,559,720 for the three months ended September 30, 2019. Interest expense primarily consists of interest incurred on our convertible and other debt. The debt discounts amortization incurred during the three months ended September 30, 2020 and 2019 was $429,227 and $864,386, respectively. In addition, we incurred a non-cash interest of $0 and $444,585 non-cash interest in connection with convertible notes for the three months ended September 30, 2020 and 2019, respectively.

Net Loss

The Company’s net loss for the three months ended September 30, 2020 and 2019 was $1,872,271 and $6,226,622, respectively, a decrease of $4,354,351. The net loss of $1,872,271 for the three months ended September 30, 2020, represents 3,520% of total revenues for the period. The net loss of $6,226,622 for the three months ended September 30, 2019 represents 2,715% of the total revenues for the period.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Total Revenues - Total revenues were $217,972 for the nine months ended September 30, 2019 as compared to $552,761 for the nine months ended September 30, 2019, a decrease of $334,789. Although the reported revenues for each period also reflect the Company’s initial steps towards marketing and selling its hempSMART™ products, the decrease in total revenues of hempSMART™ products was due to the volume of sales being impacted by COVID-19 pandemic. However, management plans to expand its marketing and selling efforts for the remainder of 2020 and expects revenues to increase during the coming months.

The following table identifies our product offerings and the revenues related to these products for the nine months ended September 30, 2020 and 2019, respectively:

For the nine months ended September 30, 2020 and 2019

	2020	2019
Body Lotion	$3,131	$7,294
Brain Capsules	24,284	55,564
Drink	2,615	0	New Product in 2020
Drops	111,673	223,154
Face Moisturizer	8,915	29,486
Pain Capsules	6,360	37,612
Pain Cream	46,817	151,596
Pet Drops	14,177	48,055
TOTALS	$217,972	$552,761

Related Party Sales

Related party sales contributed $11,565 and $12,363 to the revenues for the nine months ended September 30, 2020 and 2019, respectively. Related party sales are comprised of sales of our hempSMART products to our directors, officers, employees, and sales team members. No related party sales were for services. All sales made at listed retail prices and were for cash considerations.

Cost of Sales

Cost of sales primarily consist of inventory cost and overhead, manufacturing, packaging, warehousing, shipping, and direct labor costs directly attributable to our hempSMART products. For the nine months ended September 30, 2020 and 2019, our total costs of sales were $110,563 and $159,859, respectively. The cumulative high costs for the nine months ended September 30, 2020 reflects product discounts and cost incentive on products sold due to the COVID-19 pandemic.

Gross Profit

For the nine months ended September 30, 2020 and 2019, gross profit was $107,409 and $392,902, respectively. This decrease was primarily attributed to new pricing and promotions associated with the company’s continued sales restructuring and strategies during 2020, along with the effects of the COVID-19 pandemic during the nine months ended September 30, 2020. As a result, the gross margins were 49.3% and 71.1% for the nine months ended September 30, 2020 and 2019, respectively. However, the Company will continue to market its products aggressively as it continues to support its affiliate sales program in the near future.

Selling and marketing expenses

For the nine months ended September 30, 2020 and 2019, selling and marketing expenses was $326,608 and $1,462,104, respectively. This decrease of $1,135,496 is due primarily to the effects of the Company’s restructuring of its sales team and new sales strategies during the nine months ended September 30, 2020. This include reduction of over $460,000 of redundant expenses of our sales operations in the United Kingdom, over $432,000 in reductions in media costs, $105,000 decrease in commissions due to sales levels for the nine months ended September 30, 2020 and a $60,663 reduction in sample product costs during the nine months of 2020. These reductions were implemented to streamline expenses as the company aggressively works towards more cost-effective strategies to improve the sale of its hempSMART’s products.

Payroll and related expenses

For the nine months ended September 30, 2020 and 2019, payroll and related expenses was $258,842 and $310,000, respectively. This decrease of $51,158 is attributed to the elimination of redundant positions within the Company during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Stock-based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. For the nine months ended September 30, 2020, stock-based compensation was $665,767 and $100,350, respectively. This increase of $485,427 is due to shares issued to the Company officers, directors and vendors due to the Company’s low cash positions during the nine months ended September 30, 2020.

General and administrative expenses

 Other general and administrative expenses decreased to $710,094 for the nine months ended September 30, 2020 compared to $1,353,757 for the nine months ended September 30, 2019. General and administrative expenses include research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The decrease of $563,673 is attributed cost saving measures to eliminate redundancy such as a reduction of approximately $ 88,000 in bank fees due to less wire transfers fees incurred during the nine months ended September 30, 2020; also a decrease of approximately $396,000 in Consulting fees during the nine months ended September 30, 2020 as the company utilized internal resources instead of outside services and a reduction in our Board of Director fees by $56,000 during the nine months ended September 30, 2020 versus the nine months ended September 30, 2019. These costs were higher during the nine months ended September 30, 2019.

Loss on change in fair value of derivative liabilities

During 2020 and 2019, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to fair value the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in losses of $312,631 and $2,148,262 change in fair value of derivative liabilities for the nine months ended September 30, 2020 and 2019, respectively.

Loss on equity investment

During the nine months ended September 30, 2020 and 2019, we adjusted the carry value of our investment for our pro rata share of a gain and a loss for our equity investment of $106,305 and $107,961, respectively.

Gain and loss on settlement of debt

During the nine months ended September 30, 2020 and 2019, the company realized a gain and loss on settlement of debt of $386,930 and $612,034, respectively. This was related to the payoff of a settlement agreements made in the ordinary course of its business during the nine months ended September 30, 2020 and 2019.

Interest Expense

Interest expense during the nine months ended September 30, 2020 was $2,460,185 as compared to $3,001,972 for the nine months ended September 30, 2019. Interest expense primarily consists of interest incurred on our convertible and other debt. The debt discounts amortization incurred during the nine months ended September 30, 2020 and 2019 was $1,458,158 and $2,172,936, respectively. In addition, we incurred a non-cash interest of $0 and $1,886,837 non-cash interest in connection with convertible notes for the nine months ended September 30, 2020 and 2019, respectively.

Net Loss

The Company’s net loss for the nine months ended September 30, 2020 and 2019 was $4,177,391 and $10,878,622, respectively, a decrease of $6,701,231. The net loss of $4,177,391 for the nine months ended September 30, 2020, represents 1,916 % of total revenues for the period. The net loss of $10,878,622 for the nine months ended September 30, 2019 represents 1,968% of the total revenues for the period.

Liquidity and Capital Resources – The Company has generated a net loss from continuing operations for the nine months ended September 30, 2020 of $4,177,391 and used $1,262,358 cash for operations. As of September 30, 2020, the Company had total assets of $2,013,287, which included Short-term investments of $130,060, Accounts receivable of $8,563, Inventory of $145,523, Prepaid insurance of $66,131, an Investment receivable of $54,940, Notes receivable of $75,000, Other current assets of $22,508, which represents advance payments, Long-term investments of $1,343,915, Right-to-use-assets of $11,642 and a Security deposit of $2,500.

During the nine months ended September 30, 2020 and 2019, the Company has met its capital requirements through a combination of loans and convertible debt instruments. The Company will need to secure additional external funding in order to continue its operations. Our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $876,302 for the nine months ended September 30, 2020, as compared to $2,257,000 for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we entered into several separate financing arrangements with St. George Investments, LLC, a Utah limited liability company. Our ability to rely upon external financing arrangements to fund operations is not certain, and this may limit our ability to secure future funding from external sources without changes in terms requested by counterparties, changes in the valuation of collateral, and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way. We intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally.

Operating Activities - For the nine months ended September 30, 2020, the Company used cash in operating activities of $1,262,358. For the nine months ended September 30, 2019, the Company used cash in operating activities of $1,884,004. This decrease is due primarily to loss for the period which was offset by stock-based compensation and continued implementation of our business plans, operations, management, personnel and professional services.

Investing Activities - During the nine months ended September 30, 2020, cash provided from investing activities was $123,759 which consisted of payments of $1,271 related to equipment purchases and proceeds from investment in joint venture of $125,000. During the nine months ended September 30, 2019, we spent $687,752, primarily on equipment purchases of $2,703 and investments of $685,049.

Financing Activities - During the nine months ended September 30, 2020 the Company had cash provided from financing of $1,076,342 consisting of funds from the issuance of notes payable of $876,302, proceeds from the sale of common stock of $153,685, proceeds from the sale of trading securities of $10,854 and proceeds from a government loan due to COVID-19 of $35,500. For the nine months ended September 30, 2019 the Company received proceeds of $2,257,000 from the issuance of notes payable.

The Company’s business plans have not generated significant revenues and as of the date of this filing are not sufficient to generate adequate amounts of cash to meet its needs for cash. The Company's primary source of operating funds in 2020 and 2019 have been from revenue generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve during the remainder of 2020 and beyond as it develops its affiliate marketing program and other direct sales and marketing programs. The Company has stockholders' deficiencies at September 30, 2020 and requires additional financing to fund future operations. As of the date of this filing, and due to the early stages of operations, the Company has insufficient sales data to evaluate the amounts and certainties of cash flows, as well as whether there has been material variability in historical cash flows.

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

Off Balance Sheet Arrangements

As of September 30, 2020, and December 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of the quarter ended September 30, 2020, our principal executive officer and principal financial officer completed an assessment of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e), to determine the existence of material weaknesses or significant deficiencies under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

Based on our evaluation, we concluded that because of the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2020.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Farm Bill was signed into law on December 20, 2018. Under Section 10113 of the Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of USDA. A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will need to construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program. The details and scopes of each state’s plans are not fully known at this time and may contain varying regulations that may impact our business. Even if a state creates a plan in conjunction with its governor and chief law enforcement officer, the Secretary of the USDA must approve it. There can be no guarantee that any state plan will be approved. Review times may be extensive. There may be amendments and the ultimate plans, if approved by states and the USDA, may materially limit our business depending upon the scope of the regulations

Laws and regulations affecting our industry to be developed under the Farm Bill are in development.

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

Failure to raise additional capital to fund operations could harm our business and results of operations:

Our primary source of operating funds from 2015 through September 30, 2020 has been from revenue generated from proceeds from the sale of our common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since inception but expects these conditions to improve in 2021 and beyond as it develops its business model. The Company has stockholders' deficiencies at December 31, 2019 and 2018 and requires additional financing to fund future operations. Currently, we do not have any arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. No assurance can be given that our Company will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. The inability of our Company to gain access to capital markets or obtain acceptable financing could have an adverse effect upon the results of its operations and upon its financial conditions.

Laws and regulations affecting our industry are constantly changing:

The constant evolution of laws and regulations affecting the cannabis and hemp industries could detrimentally affect our operations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations of these laws, or alleged violations, could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications, and it is possible that regulations may be enacted in the future that will be directly applicable to our business.

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

Because our business is dependent upon continued market acceptance by consumers, any negative trends will adversely affect our business operations:

We are substantially dependent on continued market acceptance and proliferation of consumers of hemp. We believe that as hemp has become more accepted, the stigma associated with it will diminish and as a result consumer demand will continue to grow. While we believe that the market and opportunity in the hemp space continues to grow, we cannot predict the future growth rate and size of the market. Any negative outlook on the hemp industry will adversely affect our business operations.

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

Our hempSMART™ sales are developing and our industry is rapidly evolving:

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

We have minimal directors and officer’s insurance coverage in our industry which may cause us to be unable to attract and retain qualified executives, and this may result in our inability to further develop our business.

Our business depends on attracting independent directors, executives and senior management to advance our business plans. We currently have directors and officer’s insurance to protect our directors, officers and the company against possible third-party claims, with minimal coverage, This is due to the significant lack availability of such policies in the cannabis industry at reasonably competitive prices. As a result, we may be unable to attract and retain qualified independent directors and executive management causing the development of our business plans to be impeded as a result.

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

Risks Related to Our Common Stock

Because we may issue additional shares of our common stock, investment in our company could be subject to substantial dilution:

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. We are authorized to issue 5,000,000,000 shares of common stock, $0.001 par value per share. As of September 30, 2020, there were 1,913,880,887 shares of our common stock issued and outstanding. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock. If we do sell more common stock, investors’ investment in our company will be diluted. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. If dilution occurs, any investment in our company’s common stock could seriously decline in value.

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

The following sales of unregistered securities were completed by virtue of convertible notes issued by the Company. The issuances were made in reliance on the exemption from registration provided by Section 4.2. Each beneficial note holder was an “accredited investor” and/or “sophisticated investor” pursuant to Section 501(a)(b) of the Securities Act, who provided the Company with representations, warranties and information concerning their respective qualifications as a “sophisticated investor” and/or “accredited investor.” The Company provided and made available to each note holder full information regarding its business and operations. There was no general solicitation in connection with the offer or sale of the restricted securities. The note holders acquired the restricted common stock for their own account, for investment purposes and not with a view to public resale or distribution thereof.

Power Up Lending Group

On July 7, 2020, the Company issued 10,416,667 shares of common stock to Power Up Lending Group.

On July 8, 2020, the Company issued 8,333,333 shares of common stock to Power Up Lending Group.

On July 9, 2020, the Company issued 6,913,043 shares of common stock to Power Up Lending Group.

On August 4, 2020, the Company issued 25,510,204 shares of common stock to Power Up Lending Group.

On August 5, 2020, the Company issued 25,510,204 shares of common stock to Power Up Lending Group.

On August 6, 2020, the Company issued 34,673,913 shares of common stock to Power Up Lending Group.

On September 8, 2020, the Company issued 31,645,570 shares of common stock to Power Up Lending Group.

On September 9, 2020, the Company issued 18,860,759 shares of common stock to Power Up Lending Group.

GS Capital Partners

On July 8, 2020, the Company issued 9,714,032 shares of common stock to GS Capital Partners.

On July 20, 2020, the Company issued 21,959,447 shares of common stock to GS Capital Partners.

On July 27, 2020, the Company issued 21,030,617 shares of common stock to GS Capital Partners.

On August 10, 2020, the Company issued 30,876,821 shares of common stock to GS Capital Partners.

On August 11, 2020, the Company issued 23,081,373 shares of common stock to GS Capital Partners.

On August 12, 2020, the Company issued 44,694,444 shares of common stock to GS Capital Partners.

On August 20, 2020, the Company issued 19,313,512 shares of common stock to GS Capital Partners.

GW Holdings Group, LLC

On July 24, 2020, the Company issued 8,216,696 shares of common stock to GW Holdings Group, LLC.

On July 29, 2020, the Company issued 19,128,449 shares of common stock to GW Holdings Group, LLC.

On July 24, 2020, the Company issued 8,216,696 shares of common stock to GW Holdings Group, LLC.

On August 10, 2020, the Company issued 27,747,553 shares of common stock to GW Holdings Group, LLC.

BHP Capital

On July 23, 2020, the Company issued 12,250,733 shares of common stock to BHP Capital.

On July 28, 2020, the Company issued 17,504,341 shares of common stock to BHP Capital.

Jefferson Capital

On July 28, 2020, the Company issued 15,036,231 shares of common stock to Jefferson Capital.

On August 4, 2020, the Company issued 22,501,222 shares of common stock to Jefferson Capital.

LG Capital Funding, LLC

On September 9, 2020, the Company issued 72,811,566 shares of common stock to LG Capital Funding, LLC.

St. George Investments, LLC

On July 2, 2020, the Company issued 43,994,720 shares of common stock to St. George Investments, LLC.

On July 28, 2020, the Company issued 57,603,687 shares of common stock to St. George Investments, LLC.

On August 6, 2020, the Company issued 85,227,273 shares of common stock to St. George Investments, LLC.

On August 11, 2020, the Company issued 99,132,590 shares of common stock to St. George Investments, LLC.

On September 1, 2020, the Company issued 129,870,130 shares of common stock to St. George Investments, LLC.

Crown Bridge Partners

On July 30, 2020, the Company issued 7,500,000 shares of common stock to Crown Bridge Partners.

On August 10, 2020, the Company issued 12,500,000 shares of common stock to Crown Bridge Partners.

On August 11, 2020, the Company issued 15,000,000 shares of common stock to Crown Bridge Partners.

On August 12, 2020, the Company issued 18,793,103 shares of common stock to Crown Bridge Partners.

On September 2, 2020, the Company issued 12,500,000 shares of common stock to Crown Bridge Partners.

On September 22, 2020, the Company issued 15,000,000 shares of common stock to Crown Bridge Partners.

On September 22, 2020, the Company issued 17,000,000 shares of common stock to Crown Bridge Partners.

On September 30, 2020, the Company issued 15,000,000 shares of common stock to Crown Bridge Partners.

Natural Plant Extract

On August 5, 2020, the Company issued 46,666,667 shares of common stock to Natural Plant Extract.

On August 25, 2020, the Company issued 36,930,591 shares of common stock to Natural Plant Extract.

Nellcote Capital, LLC

On August 25, 2020, the Company issued 17,025,641 shares of common stock to Nellcote Capital, LLC.

Robert L. Hymers, III

On July 15, 2020, the Company issued 25,000,000 shares of common stock to Robert L. Hymers, III.

On July 24, 2020, the Company issued 16,702,305 shares of common stock to Robert L. Hymers, III.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-12g filed on May 23, 2017
3.2	By-laws (1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-12g filed on May 23, 2017
10.1	Global Hemp Group, Inc. Joint Venture Agreement(1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 19, 2018
10.2	Lease Extension; July 1, 2019 (1)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 19, 2019
31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

*       Filed herewith

**    Furnished herewith

(1)    Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2020

MARIJUANA COMPANY OF AMERICA, INC.

By:	/s/ Jesus Quintero
Jesus Quintero
Principal Executive Officer

By:	/s/ Jesus Quintero
Jesus Quintero
Principal Accounting Officer

