Form 10-K
period 2020-12-31
Marijuana Co of America, Inc.
filed 2021-04-14
CIK 1078799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2020
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-27039

MARIJUANA COMPANY OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	98-1246221 (I.R.S. Employer Identification No.)
1340 West Valley Parkway, Ste. 205 Escondido, California (Address of principal executive offices)	92029 (Zip Code)

(888) 777-4362
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of each class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

646,883,314 Common Shares Registered as of December 31, 2020

[File No. 333-250887]

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

The aggregate market value of the common stock held by non-affiliates, based upon the average bid and asked price of common stock, as of the last business day of the registrant’s most recently completed fiscal year was $12,801,948.

As of December 31, 2020, 3,136,774,861 shares of common stock were outstanding.

As of April 14, 2021, 4,836,957,259 shares of common stock were outstanding.

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

FORWARD LOOKING STATEMENTS

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

Marijuana Company of America Inc. and subsidiaries is a publicly listed company quoted on OTC Markets Pink Tier under the symbol “MCOA”. We are based in Escondido, California. Our business develops, manufactures, markets and sells non-psychoactive industrial hemp, and hemp-derived consumer products containing cannabinoids (hereafter referred to as “CBD”), with a THC content of less than 0.03%. Our business includes the research and development of (1) varieties of various species of hemp; (2) beneficial uses of hemp and hemp derivatives; (3) indoor and outdoor cultivation methods for hemp; (4) technology used for cultivation and harvesting of different species of hemp, including but not limited to lighting, venting, irrigation, hydroponics, nutrients and soil; (5) different species of industrial hemp derived CBD, and the possible health benefits thereof; and, (6) new and improved methods of hemp CBD extraction omitting or eliminating the delta-9 THC molecule.

Principal Products and their Markets

hempSMART™

Our consumer products containing hemp and CBD are sold through our wholly owned subsidiary H Smart, Inc. under the brand name hempSMART™. We market and sell our hempSMART™ products directly through our web site, and through our affiliate marketing program, where qualified sales affiliates use a secure multi-level-marketing sales software program that facilitates order placement over the internet via a web site, and accounts for affiliate orders and sales; calculates referral benefits apportionable to specific sales associates and calculates and accounts for loyalty and rewards benefits for returning customers. The Company plans on focusing its sales and marketing through direct sales on its website and intends to wind down and terminate its affiliate marketing and sales program during fiscal 2021.

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
  hempSMART Drink Mix, a new industrial hemp based powderized premium CBD Drink made with Organic CBD Infused with Honey to be mixed with any beverage of preference.

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

Joint Ventures and Investments

Our business also includes participating and making selected investments in other related businesses. The following disclosures include two parts. The first part discloses past joint ventures and investments that as of December 31, 2020 and 2019, were no longer effective and do not have a material current effect on the Company or its financial condition. These disclosures are provided to give a historical account of joint venture and investment activity over the past three to four years. The second part discloses active joint ventures and investments having a material effect on current operations and financial condition.

1. Past Joint Ventures & Investments

•	GateC Joint Venture; On March 17, 2017, the Company and GateC Research, Inc. (“GateC”) entered into a Joint Venture Agreement (“Agreement”) whereby the Company committed to raise up to one and one-half million dollars ($1,500,000) over a six-month period, with a minimum commitment of five hundred thousand dollars ($500,000) within a three (3) month period; and, information establishing brands and systems for the representation of cannabis related products and derivatives comprised of management, marketing and various proprietary methodologies, including but not limited to its affiliate marketing program, directly tailored to the cannabis industry.

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

In 2017, the Company recorded a debt obligation of $1,500,000 to the Joint Venture and a corresponding impairment charge of $1,500,000 during for year ended December 31, 2017. Upon termination of the material definitive agreement on March 19, 2018, the Company realized a gain on settlement of debt obligation of $1,500,000 during the six months ended June 30, 2018. As of December 31, 2018, we determined our joint venture with GateC to be fully impaired as having no intrinsic value due to our decision on March 19, 2018 to rescind the Agreement with GateC. Our decision to fully impair our venture with GateC had an impact on our reported operations in fiscal year ended December 31, 2018, but had no impact on our reported operations for the fiscal years ended December 31, 2019 and 2020.

  MoneyTrac Technology, Inc.; On March 13, 2017, in exchange for $250,000, we purchased a 15% interest in MoneyTrac Technology, Inc. (“MoneyTrac”), a developer of an integrated and streamlined electronic payment processing system containing E-Wallet and mobile applications, that allows for the management and processing of prepaid cards, debit cards, and credit card payments. On June 12th, 2018 Global Payout, Inc. (“Global”) entered into a Reverse Triangular Merger with MoneyTrac, MoneyTrac Technology, Inc., a California Corporation and MTrac Tech Corporation, a Nevada corporation and wholly-owned subsidiary of Global Payout, Inc., whereby MoneyTrac merged into MTrac Tech Corporation, the surviving corporation of the merger, and thereafter the separate existence of MoneyTrac ceased, and all rights, privileges, powers and property, were assumed by Merger Sub. Pursuant to the terms of the Merger, Global issued 1,100,000,000 (one billion, one hundred million) shares of its common stock to MoneyTrac as consideration for the purchase of MoneyTrac, whereby each one (1) share of MoneyTrac stock, issued and outstanding immediately prior to the effective date of the Merger, was canceled and converted into ten (10) shares of Global common stock. We acquired 150,000,000 Global common shares for our original $250,000 representing approximately 15% ownership. Global’s name changed in April, 2020 to Global Trac Solutions, Inc. Global’s trading on the OTC Markets under the symbol “PYSC.” We realized $51,748.17 from sales of our Global securities during fiscal year ended December 31, 2019.

  Conveniant Hemp Mart, LLC; Conveniant Hemp Mart, LLC (“Conveniant”) is a Wyoming limited liability company whose business plan includes the development, manufacture and sale of consumer products containing CBD that are intended for marketing and sales at convenience stores, gas stations and markets. On July 19, 2017, we agreed to lend $50,000 to Conveniant based on a promissory note. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Conveniant, subject to our payment of an additional $50,000 equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and paid Conveniant on November 21, 2017. Conveniant developed a line of consumer products containing industrial hemp derived CBD with no traceable THC content. On May 1, 2019, the Company and Conveniant agreed to cancel the Company’s 25% interest in Conveniant. Conveniant issued to the Company a credit memo equal to the Company’s $100,000 investment. The Company determined that as of December 31, 2018, the total investment was impaired.

  Global Hemp Group, Inc. New Brunswick Joint Venture; On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group Inc., a Canadian corporation, in a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada. The joint venture’s goal is to develop a “Hemp Agro-Industrial Zone”, a concept that promotes and engages farmers, processors and manufacturers to collaboratively produce and process 100% of the hemp plant into a number of wholesale materials that can be manufactured into healthy and sustainable products. Our participation included providing one-half, or $10,775 of the funding for the phase one work. On January 10, 2018, phase-one was completed by successfully harvesting industrial hemp during the 2017 growing season for research purposes. The Company expected to share in the ownership of research and development of hemp and CBD related studies produced by the New Brunswick Project. The Company also expected to benefit from the expected change to Canadian laws and regulations governing cultivation and processing of hemp and hemp-derived CBD products, by acquiring possible preferred pricing and terms for the purchase of hemp and CBD. However, the 2018 hemp harvest and the extracted CBD was determined to not have sufficient CBD content to be salable. In 2019, Canada released regulations requiring those cultivating hemp for CBD extraction to obtain individual cannabis licenses, as cannabis was deemed to have more valuable CBD content than hemp. Canada’s resulting emphasis on cannabis cultivation and the requirement for individual producers to obtain individual licenses led to termination of phase two of the research project. The Company determined the New Brunswick joint venture fully impaired in 2018.
  Viva Buds Joint Venture with Natural Plant Extracts of California Inc.; On April 15, 2019, the Company entered into a joint venture agreement with Natural Plant Extracts of California, Inc. and subsidiaries (“NPE”). The purpose of the joint venture was to utilize NPE’s California and City cannabis licenses to jointly operate a business named “Viva Buds” to operate a licensed cannabis distribution service in California. In exchange for acquiring 20% of NPE’s common stock, the Company agree to pay two million dollars and issue NPE one million dollars’ worth of the Company’s restricted common stock. As of February 3, 2020, the Company was in arrears in its payment obligations under the joint venture agreement, and the parties entered into a settlement and release of all claims terminating the joint venture. The parties agreed to reduce the Company’s equity ownership in NPE from 20% to 5%. The Company also agreed to pay NPE $85,000 and the balance of $56,085.15 paid in a convertible promissory note issued with terms allowing NPE to convert the note into common stock at a 50% discount to the closing price of MCOA’s common stock as of the maturity date. As of the date of this filing, the Company satisfied its payment obligations under the settlement agreement. Our continuing 5% equity ownership in NPE involves related parties, since Edward Manolos, our director, is also a director and beneficial owner of 18.8% of the common stock in NPE.
  Natural Plant Extract of California & Subsidiaries Joint Venture; On April 15, 2019, the Company entered into a joint venture agreement with Natural Plant Extracts of California, Inc. and subsidiaries. The purpose of the joint venture was to utilize Natural Plant Extracts’ California and City cannabis licenses to jointly operate a business named “Viva Buds” to operate a licensed cannabis distribution service in California. In exchange for acquiring 20% of Natural Plant Extracts’ common stock, the Company agree to pay two million dollars and issue Natural Plant Extract one million dollars’ worth of the Company’s restricted common stock. As of February 3, 2020, the Company was in arrears in its payment obligations under the joint venture agreement, and the parties entered into a settlement and release of all claims terminating the joint venture. The parties agreed to reduce the Company’s equity ownership in Natural Plant Extracts from 20% to 5%. The Company also agreed to pay Natural Plant Extracts $85,000 and the balance of $56,085.15 paid in a convertible promissory note issued with terms allowing Natural Plant Extracts to convert the note into common stock at a 50% discount to the closing price of MCOA’s common stock as of the maturity date. As of the date of this filing, the Company satisfied its payment obligations under the settlement agreement

2. Current Joint Ventures  and Investments.

  Global Hemp Group Joint Venture/Scio Oregon Hemp Project; On May 8, 2018, the Company, Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation entered into a Joint Venture Agreement. The purpose of the joint venture is to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture agreement committed the Company to provide cash contributions of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company complied with its payments. The 2018 crop of hemp grown on the joint venture’s real property consisted of 33 acres of high yielding CBD hemp grown in an orchard style cultivation on the property. The 2018 harvest consisted of approximately 37,000 high yielding CBD hemp plants producing 24 tons of biomass that produced 48,000 pounds of dried biomass. The joint venture partners prepared processing samples ranging in size from 100 lbs. to 2,000 lbs. for sample offers to extraction companies. However, there were delays with Global Hemp Group’s management and maintenance of the business and the biomass that caused degradation to the harvested crop affecting marketability. Additional issues and disputes arose between the Company and Global Hemp Group. These disputes led to the parties entering into a settlement agreement on September 28, 2020, whereby Global Hemp Group agreed to pay the Company $200,000 and issue common stock to the Company equal in value to $185,000 as of September 28, 2020, subject to a non-dilutive protection provision. Additionally, Global Hemp Group agreed to pay the Company $10,000 to cover the Company’s legal fees relating to the Agreement. In exchange for the settlement consideration, the Company agreed to relinquish its ownership interest in the joint venture.

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

The Company and Bougainville's agreement provided that funding by the Company would pay for the joint venture’s ultimate purchase of the land consisting of a one-acre parcel located in Okanogan County, Washington, for joint venture operations.

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

•	Share Exchange with Cannabis Global, Inc. On September 30, 2020, the Company entered into a securities exchange agreement with Cannabis Global, Inc., a Nevada corporation. By virtue of the agreement, the Company issued 650,000,000 shares of its unregistered common stock to Cannabis Global in exchange for 7,222,222 shares of Cannabis Global unregistered common stock. The Company and Cannabis Global also entered into a lock up leak out agreement which prevents either party from sales of the exchanged shares for a period of 12 months. Thereafter the parties may sell not more than the quantity of shares equaling an aggregate maximum sale value of $20,000 per week, or $80,000 per month until all Shares and Exchange Shares are sold. This material transaction involves related parties, insofar as Edward Manolos, our director, is also a director of Cannabis Global, Inc.

The following table indicates the amount of impairments recorded by the Company quarter to quarter for investment activity quarter to quarter related to its joint venture investments:

MARIJUANA COMPANY OF AMERICA, INC.

INVESTMENT ROLL-FORWARD

AS OF DECEMBER 31, 2020

	INVESTMENTS									SHORT-TERM INVESTMENTS

	TOTAL	Global Hemp	Cannabis Global			Bougainville Ventures,	Gate C Research	Natural Plant		TOTAL Short-Term	Global Hemp
	INVESTMENTS	Group	Inc.	Benihemp	MoneyTrac	Inc.	Inc.	Extract	Vivabuds	Investments	Group	MoneyTrac
Beginning balance @12-31-16	$0	$0		$0	$0	$0	$0			$0		$0

Investments made during 2017	3,049,275	10,775		100,000	250,000	1,188,500	1,500,000			0		0

Quarter 03-31-17 equity method Loss	0									0

Quarter 06-30-17 equity method Loss	0									0

Quarter 09-30-17 equity method Loss	(375,000)					(375,000)				0

Quarter 12-31-17 equity method accounting	313,702					313,702				0

Impairment of Investment in 2017	(2,292,500)	0				(792,500)	(1,500,000)			0		0
Balances as of 12/31/17	695,477	10,775	0	100,000	250,000	334,702	0	0	0	0	0	0

Investments made during 2018	986,654	986,654								0

Quarter 03-31-18 equity method Loss	(37,673)					(37,673)				0

Quarter 06-30-18 equity method Loss	(11,043)					(11,043)				0

Quarter 09-30-18 equity method Loss	(10,422)			(10,422)						0

Quarter 12-31-18 equity method Loss	(31,721)	(31,721)		0						0

Moneytrac investment reclassified to Short-Term investments	(250,000)				(250,000)					250,000		250,000

Unrealized gains on trading securities - 2018	0									560,000		560,000

Impairment of investment in 2018	(933,195)	(557,631)		(89,578)		(285,986)				0
Balance @12-31-18	$408,077	$408,077	$0	$0	$0	$0	$0	$0	$0	$810,000	$0	$810,000

	INVESTMENTS									SHORT-TERM INVESTMENTS

	TOTAL	Global Hemp	Cannabis Global			Bougainville Ventues,	Gate C Research	Natural Plant		TOTAL Short-Term	Global Hemp
	INVESTMENTS	Group	Inc.	Benihemp	MoneyTrac	Inc.	Inc.	Extract	Vivabuds	Investments	Group	MoneyTrac
Investments made during quarter ended 03-31-19	129,040	129,040

Quarter 03-31-19 equity method Loss	(59,541)	(59,541)

Unrealized gains on trading securities - quarter ended 03-31-19										(135,000)		$(135,000)
Balance @03-31-19	$477,576	$477,576	$0	$0	$0	$0	$0	$0	$0	$675,000	$0	$675,000

Investments made during quarter ended 06-30-19	$3,157,234	$83,646						$3,000,000	$73,588

Quarter 06-30-19 equity method Income (Loss)	($171,284)	($141,870)						$(6,291)	$(23,123)

Unrealized gains on trading securities - quarter ended 06-30-19	$0									(150,000)		$(150,000)
Balance @06-30-19	$3,463,526	$419,352	$0	$0	$0	$0	$0	$2,993,709	$50,465	$525,000	$0	$525,000

Investments made during quarter ended 09-30-19	$186,263								$186,263

Quarter 09-30-19 equity method Income (Loss)	$122,863	$262,789						$(94,987)	$(44,939)

Sale of trading securities during quarter ended 09-30-19										$(41,667)		$(41,667)

Unrealized gains on trading securities - quarter ended 09-30-19	$0									(362,625)		$(362,625)
Balance @09-30-19	$3,772,652	$682,141	$0	$0	$0	$0	$0	$2,898,722	$191,789	$120,708	$0	$120,708

	INVESTMENTS									SHORT-TERM INVESTMENTS

	TOTAL	Global Hemp	Cannabis Global			Bougainville Ventues,	Gate C Research	Natural Plant		TOTAL Short-Term	Global Hemp
	INVESTMENTS	Group	Inc.	Benihemp	MoneyTrac	Inc.	Inc.	Extract	Vivabuds	Investments	Group	MoneyTrac
Investments made during quarter ended 12-31-19	$392,226	$262,414							$129,812

Quarter 12-31-19 equity method Income (Loss)	$(178,164)	$(75,220)						$(23,865)	$(79,079)

Reversal of Equity method Loss for 2019	$272,285							$125,143	$147,142

Impairment of investment in 2019	$(3,175,420)	$(869,335)						$(2,306,085)	$0

Loss on disposition of investment	$(389,664)								$(389,664)

Sale of trading securities during quarter ended 12-31-19	$0									$(17,760)		$(17,760)

Unrealized gains on trading securities - quarter ended 12-31-19	$0									(75,545)		$(75,545)
Balance @12-31-19	$693,915	$(0)	$0	$0	$0	$0	$0	$693,915	$0	$27,403	$0	$27,403

Equity Loss for Quarter ended 03-31-20	126,845	126,845

Recognize Joint venture liabilities per JV agreement @03-31-20	394,848	394,848

Impairment of Equity Loss for Quarter ended 03-31-20	(521,692)	(521,692)

Unrealized gains on trading securities - quarter ended 03-31-19										(13,945)		$(13,945)
Balance @03-31-20	$693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$13,458	$0	$13,458

	INVESTMENTS									SHORT-TERM INVESTMENTS

	TOTAL	Global Hemp	Cannabis Global			Bougainville Ventues,	Gate C Research	Natural Plant		TOTAL Short-Term	Global Hemp
	INVESTMENTS	Group	Inc.	Benihemp	MoneyTrac	Inc.	Inc.	Extract	Vivabuds	Investments	Group	MoneyTrac
Equity Loss for Quarter ended 06-30-20	(7,048)	(7,048)

Impairment of Equity Loss for Quarter ended 06-30-20	7,048	7,048

Sales of of trading securities - quarter ended 06-30-20										(13,458)		$(13,458)
Balance @06-30-20	$693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$0	$0	$0

Global Hemp Group trading securities issued	650,000		$650,000							$185,000	$185,000

Investment in Cannabis Global	0
Balance @09-30-20	$1,343,915	$0	$650,000	$0	$0	$0	$0	$693,915	$0	$185,000	$185,000	$0

Unrealized gain on Global Hemp Group securities - 4th Quarter 2020										$54,064	$54,064

Unrealized gains on Cannabis Global Inc securities - 4th Quarter 2020	208,086		$208,086
Balance @12-31-20	$1,552,001	$0	$858,086	$0	$0	$0	$0	$693,915	$0	$239,064	$239,064	$0

The following table indicates the amount of debt the Company recorded quarter to quarter as a result of its joint venture investments:

Loan Payable

	TOTAL	Global Hemp			Bougainville Ventues,	Gate C Research	Natural Plant	Robert L Hymers		General Operating
	JV Debt	Group	Benihemp	MoneyTrac	Inc.	Inc.	Extract	III	Vivabuds	Expense
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0				$0

Quarter 03-31-17 loan borrowings	1,500,000					1,500,000

Quarter 06-30-17 loan activity

Quarter 09-30-17 loan borrowings	725,000				725,000

Quarter 12-31-17 loan repayments	(330,445)				(330,445)

General operational expense	172,856									172,856
Balances as of 12/31/17 (a)	2,067,411	0	0	0	394,555	1,500,000	0	0	0	172,856

Quarter 03-31-18 loan borrowings (payments)	376,472	447,430								(70,958)

Quarter 06-30-18 cancellation of JV debt obligation	(1,500,000)					(1,500,000)

Quarter 06-30-18 loan repayments	(101,898)									(101,898)

Quarter 09-30-18 loan activity	0

Quarter 12-31-18 loan borrowings	580,425	580,425
Balance @12-31-18 (b)	1,422,410	1,027,855	0	0	394,555	0	0	0	0	0

Loan Payable

	TOTAL	Global Hemp			Bougainville Ventues,	Gate C Research	Natural Plant	Robert L Hymers		General Operating
	JV Debt	Group	Benihemp	MoneyTrac	Inc.	Inc.	Extract	III	Vivabuds	Expense
Quarter 03-31-19 loan borrowings	649,575	649,575

Quarter 03-31-19 debt conversion to equity	(407,192)	(407,192)
Balance @03-31-19 ©	1,664,793	1,270,238	0	0	394,555	0	0	0	0	0

Quarter 03-31-19 loan borrowings	3,836,220	$161,220					$2,000,000		$0	$1,675,000

Quarter 03-31-19 debt conversion to equity	(1,572,971)	$(161,220)					$(349,650)			$(1,062,101)
Balance @06-30-19 (d)	3,928,042	1,270,238	0	0	394,555	0	1,650,350	0	0	612,899

Quarter 09-30-19 loan borrowings	582,000									$582,000

Quarter 09-30-19 debt conversion to equity	(187,615)									$(187,615)
Balance @09-30-19 (e)	4,322,427	1,270,238	0	0	394,555	0	1,650,350	0	0	1,007,284

Quarter 12-31-19 loan borrowings	2,989,378	$262,414					$596,784	$4,221		$2,125,959

Impairment of investment in 2019	(4,083,349)	$(1,532,652)			$(394,555)		$(2,156,142)

Loss on settlement of debt in 2019	50,093						$50,093

Adjustment to reclassify amount to accrued liabilities	(85,000)						$(85,000)
Balance @12-31-19 (f)	$3,193,548	$(0)	$0	$0	$0	$0	$56,085	$4,221	$0	$3,133,243

Loan Payable

	TOTAL	Global Hemp			Bougainville Ventues,	Gate C Research	Natural Plant	Robert L Hymers		General Operating
	JV Debt	Group	Benihemp	MoneyTrac	Inc.	Inc.	Extract	III	Vivabuds	Expense
Quarter 03-31-20 loan borrowings	$441,638									$441,638

Quarter 03-31-20 debt conversion to equity	$(619,000)									$(619,000)

Recognize Joint venture liabilities per JV agreement @03-31-20	$394,848	$394,848

Quarter 03-31-20 Debt Discount adjustments	$24,138							$24,138
Balance @03-31-20 (g)	$3,435,172	$394,848	$0	$0	$0	$0	$56,085	$28,359	$0	$2,955,881

Quarter 06-30-20 loan borrowings, net	$65,091							$65,091

Quarter 06-30-20 debt conversion to equity	($727,118)									$(727,118)

Quarter 06-30-20 reclass of liability	$83,647	$83,647

Quarter 06-30-20 Debt Discount adjustments	$405,746							$(27,715)		$433,461
Balance @06-30-20 (h)	$3,262,538	$478,495	$0	$0	$0	$0	$56,085	$65,735	$0	$2,662,224

Quarter 09-30-20 debt conversion to equity	$(606,472)						$(56,085)	$(65,735)		$(484,652)

Debt Settlement during Q3 2020	$(474,495)	$(474,495)
Balance @09-30-20 (i)	$2,181,571	$4,000	$0	$0	$0	$0	($0)	$0	$0	$2,177,572

Quarter 12-31-20 loan borrowings, net	$309,675									$309,675

Quarter 12-31-20 Debt Discount adjustments	$(71,271)									$(71,271)

Quarter 12-31-20 debt conversion to equity	$(993,081)									$(993,081)
Balance @12-31-20 (j)	$1,426,894	$4,000	$0	$0	$0	$0	($0)	$0	$0	$1,422,895

	12-31-20	09-30-20	06-30-20	03-31-20	12-31-19	09-30-19	06-30-19	03-31-19	12-31-18	12-31-17
This includes balances for:	Note (j)	Note (i)	Note (h)	Note (g)	Note (f)	Note (e)	Note (d)	Note (c)	Note (b)	Note (a)
- Debt obligation of JV	0	0	478,494	394,848	0	1,633,872	1,778,872	128,522	289,742	1,500,000
- Convertible NP, net of discount	1,426,894	2,181,571	2,784,044	3,040,324	3,193,548	2,688,555	2,149,170	1,536,271	1,132,668	394,555
- Longterm debt	0	0	0	0	0	0	0	0	0	172,856
Total Debt balance	1,426,894	2,181,571	3,262,538	3,435,172	3,193,548	4,322,427	3,928,042	1,664,793	1,422,410	2,067,411

Recent US Government Decriminalization and Legalization of Hemp

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

Brazilian Law Regarding Cannabis and Hemp

Brazilian law currently prohibits cannabis cultivation, processing, and sales. This restriction applies to both marijuana and industrial hemp. There is no distinction between hemp and marijuana. As a result, there is no specific legislation on industrial hemp. However, on August 18, 2020, draft legislation was introduced that would allow Brazilian farmers to grow cannabis for medical and industrial purposes on domestic soil for the first time has been submitted to the country’s lower house of Congress. The bill was delivered to the House of Deputies speaker by lawmakers Paulo Teixeira and Luciano Ducci, co-sponsors of the bill who sit on the chamber’s special commission for the regulation of medicinal cannabis. Action is pending on this legislation.

Uruguayan Law on Cannabis

Cannabis is legal in Uruguay, and is one of the most widely used drugs in the nation. President Jose Mujica signed legislation to legalize recreational cannabis in December 2013, making Uruguay the first country in the modern era to legalize cannabis. Uruguay has an established market that the Company intends to enter and compete in.

Sales and Marketing

We market and sell our services and products throughout the United States consistent with the Farm Bill, as well as in Canada and in the United Kingdom. We intend to expand our offerings as additional countries and jurisdictions who adopt state-regulated or government programs like the Farm Bill. We market and sell our hempSMART™ products directly through our web site, and through our affiliate marketing program, where qualified sales affiliates use a secure multi-level-marketing sales software program that facilitates order placement over the internet via a web site, and accounts for affiliate orders and sales; calculates referral benefits apportionable to specific sales associates and calculates and accounts for loyalty and rewards benefits for returning customers. The Company plans on focusing its sales and marketing through direct sales on its website and intends to wind down and terminate its affiliate marketing and sales program during fiscal 2021.

On March 21, 2019, our wholly owned subsidiary, hempSMART, Ltd., a corporation organized in the United Kingdom, officially launched the sales efforts for the Company’s industrial hemp CBD formulated hempSMART™ products in the United Kingdom. As of the date of this filing, our sales efforts in the UK are accomplished through our affiliate marketing program.

On October 1, 2020, we entered into two Joint Venture Agreements with Marco Guerrero, a director of the Company, dated September 30, 2020, to form joint venture operations in Brazil and in Uruguay to produce, manufacture, market and sell the Company’s hempSMART™ products in Latin America, and will also work to develop and sell hempSMART™ products globally. The Joint Venture Agreements contain equal terms for the formation of joint venture entities in Uruguay and Brazil. The Brazilian joint venture will be headquartered in São Paulo, Brazil, and will be named HempSmart Produtos Naturais Ltda. (“HempSmart Brazil”). The Uruguayan joint venture will be headquartered in Montevideo, Uruguay and will be named Hempsmart Uruguay S.A.S. (“HempSmart Uruguay”). Both are in the development stage.

Research and Development

Our research and development activity for the fiscal year ended December 31, 2020 was primarily focused on formulations of our various hempSMART™ products. Our research and development costs were $0. We may conduct additional research and development as the Company expands its hempSMART™ line of products.

Significant Customers

Sales of our hempSMART™ products, both directly by us and through our affiliate marketing sales program and directly on our website, have not resulted in reportable significant customers.

Intellectual Property

On February 12, 2019, the U. S. Patent Office issued patent number 10,201,553 for the Company’s hempSMART™ Brain product. On October 3, 2016, H Smart, Inc. filed a trademark application with the U.S. Patent and Trademark Office for the tradename hempSMART™, Application No. 87/531,833. The trademark has not yet been registered, and the application is pending.

Competition

Our competitors include sellers of hemp-based CBD products and professional services firms dedicated to the regulated hemp industry. We compete in markets where hemp has been legalized and regulated, which includes the United States, Canada and the United Kingdom. Our marketing efforts in Brazil and Uruguay are in the development stages. We expect that the quantity and composition of our competitive environment will continue to evolve as the global industry matures. Additionally, increased competition worldwide is possible to the extent that new states, jurisdictions and countries enter the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate hemp products, including the 2018 Farm Bill. We believe that by being well established in the industry, along with our experience, and our continued expansion of service and product offerings in new and existing locations, are factors that mitigate the risks associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our expected operations and results.

Employees

As of December 31, 2020, we had 4 full-time employees.

ITEM 1A. RISK FACTORS

 General risk relating to COVID-19 pandemic

The novel coronavirus (COVID-19) pandemic may have an expected effect on our business, financial condition and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, supply chains, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn across many global economies.

The COVID-19 pandemic has rapidly escalated in the United States, creating significant uncertainty and economic disruption, and leading to record levels of unemployment nationally. Numerous state and local jurisdictions have imposed, and others in the future may impose as variants of the virus proliferate, shelter-in-place orders, quarantines, shut-downs of non-essential businesses, and similar government orders and restrictions on their residents to control the spread of COVID-19. Such orders or restrictions have resulted in temporary facility closures, work stoppages, slowdowns and travel restrictions, among other effects, thereby adversely impacting our operations. In addition, we expect to be impacted by a downturn in the United States economy, which could have an adverse impact on discretionary consumer spending and may have a significant impact on our business operations and/or our ability to generate revenues and profits.

In response to the COVID-19 disruptions, we have implemented a number of measures designed to protect the health and safety of our staff and contractors. These measures include restrictions on non-essential business travel, the institution of work-from-home policies wherever feasible and the implementation of strategies for workplace safety at our facilities that remain open. We are following the guidance from public health officials and government agencies, including implementation of enhanced cleaning measures, social distancing guidelines and wearing of masks.

The extent to which COVID-19 ultimately impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of the COVID-19 outbreak and the effectiveness of actions taken to contain the COVID-19 outbreak or treat its impact, among others. Additionally, while the extent to which COVID-19 ultimately impacts our operations will depend on a number of factors, many of which will be outside of our control. The COVID-19 outbreak is evolving and new information emerges daily; accordingly, the ultimate consequences of the COVID-19 outbreak cannot be predicted with certainty. In addition to the COVID-19 disruptions possibility adversely impacting our business and financial results, they may also have the effect of heightening many of the other risks described in “Risk Factors,” including risks relating to changes due to our limited operating history; our ability to generate sufficient revenue, to generate positive cash flow; our relationships with third parties, and many other factors. We will endeavor to minimize these impacts, but there can be no assurance relative to the potential impacts that may be incurred.

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

Psychoactive Cannabis and derivatives are illegal under the CSA.

Psychoactive Cannabis and derivatives are Schedule 1 controlled substances and are illegal under the CSA. Even in states that have legalized the use of Psychoactive Cannabis, its sale and use remain violations of federal law. The illegality of Psychoactive Cannabis under the CSA preempts state laws that legalize its use. Therefore, strict enforcement of the CSA regarding Psychoactive Cannabis and derivatives would likely result in Natural Plant Extracts of California, Inc.’s inability to proceed with its business plans involving operating a psychoactive cannabis delivery service in California. This event would cause us to suffer losses related to our 5% interest in Natural Plant Extracts of California, Inc.

Risk of government action.

While we will use our best efforts to comply with all laws and regulations, there is a possibility that governmental action to enforce any alleged violations may result in legal fees and damage awards that would adversely affect us.

We anticipate our operating expenses will increase, and we may never achieve profitability.

We launched our first hempSMART™ product, hempSMART Brain™, in November 2016. Since then, we have introduced a number of other consumer products, including hempSMART Pain™, hempSMART™ Full Spectrum Pet Drops™, and hempSMART™ Full Spectrum Drops™. As we continue to produce other hempSMART™ products, we anticipate increases in our operating expenses, without realizing significant revenues from operations. Within the next 12 months, these increases in expenses will be attributed to the cost of (i) general and administrative, (ii) new research and development, (iii) advertising and website development, (iv) legal and accounting fees at various stages of operation, (v) joint venture activities, (vi) creating and maintaining distribution and supply chain channels.

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

The Farm Bill established that hemp containing less the 0.3% THC was no longer a Schedule 1 drug under the CSA. Previously, the U.S. Food and Drug Administration (“FDA”) did not approve hemp or CBD derived from hemp as a safe and effective drug for any indication. The FDA considered hemp and hemp-derived CBD as illegal Schedule 1 drugs. Further, the FDA has concluded that products containing hemp or CBD derived from hemp are excluded from the dietary supplement definition under sections 201(ff)(3)(B)(i) and (ii) of the U.S. Food, Drug & Cosmetic Act, respectively. However, as a result of the passage of the Farm Bill, at some indeterminate future time, the FDA may choose to change its position concerning products containing hemp, or CBD derived from hemp, and may choose to enact regulations that are applicable to such products, including, but not limited to: the growth, cultivation, harvesting and processing of hemp; regulations covering the physical facilities where hemp is grown and processed; and possible testing to determine efficacy and safety of hemp derived CBD. In this hypothetical event, our hemp-based hempSMART™ products containing CBD may be subject to regulation. In the hypothetical event that some or all of these regulations are imposed, we do not know what the impact would be on the hemp industry in general, and what costs, requirements and possible prohibitions may be enforced. If we are unable to comply with the conditions and possible costs of possible regulations and/or registration as may be prescribed by the FDA, we may be unable to continue to operate our business.

Laws governing our access to banking services remain uncertain and are in a state of flux.

On February 14, 2014, the U.S. government issued rules allowing banks to legally provide financial services to state-licensed cannabis businesses. A memorandum issued by the Justice Department to federal prosecutors re-iterated guidance previously given, this time to the financial industry, that banks can do business with legal cannabis businesses and “may not” be prosecuted. We believe this applies to hemp and to Psychoactive Cannabis. The Treasury Department’s Financial Crimes Enforcement Network (FinCEN) issued guidelines to banks that “it is possible to provide financial services” to state-licensed cannabis (and hemp) businesses and still be in compliance with federal anti-money laundering laws. These provisions created barriers to our banking operations. With the passage of the Farm Bill, we expect that the banking industry will be more open to doing business with compliant hemp businesses. Currently, the U.S. Congress is considering the Secure and Fair Enforcement Banking Act sponsored by Reps. Ed Perlmutter (D-CO) Denny Heck (D-WA), Steve Stivers (R-OH) and Warren Davidson (R-OH) filed in March, 2019 designed to protect banks that service the marijuana industry from being penalized by federal regulators. The act currently has 138 cosponsors—more than a quarter of the House. However, this may take time and may not result in a more open banking climate. We expect that banks will be more open to serving cannabis and hemp businesses, but there is no guarantee – even with the passage of the Farm Bill.

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

Due to our involvement in the hemp industry and the Psychoactive Cannabis delivery business, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

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

We are involved in a highly competitive industry where we may compete with numerous other companies who offer alternative hemp products and derivatives, who may have far greater resources, more experience, and personnel perhaps more qualified than we do. Such resources may give our competitors an advantage in developing and marketing products similar to ours or products that make our products less desirable to consumers or obsolete. There can be no assurance that we will be able to successfully compete against these other entities.

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

Our hempSMART™ products are relatively new and our industry is rapidly evolving.

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

We may be unable to fully capture the expected value from our new joint venture operations in Brazil and Uruguay.

In connection with our entry into new joint ventures in Brazil and Uruguay, we face numerous risks and uncertainties, including effectively integrating our respective personnel, management controls and business relationships into an effective and cohesive operation. Further, we are subject to additional risks and uncertainties because we may be dependent upon, and subject to, liability losses or damages relating to system controls and personnel that are not under our control. The joint venture business may be subject to unforeseeable negative market conditions, economic downturns, and legal and political considerations in Brazil and Uruguay. While cannabis and hemp are legalized in Uruguay, Brazil is only considering legalization as of the date of this filing, and legalization there is not guaranteed.

Our joint ventures in Brazil and Uruguay will rely significantly upon the activities of our joint venture partners. We will rely upon our joint venture partner’s Brazilian and Uruguayan personnel, business acumen, experience and involvement to seek economic success and the joint ventures’ compliance with applicable Brazilian and Uruguayan laws.

If we are unable to integrate and monitor our Brazilian and Uruguayan joint ventures successfully and efficiently, there is a risk that our results of operations, financial condition and cash flows may be materially and adversely affected. In addition, conflicts or disagreements between us and our joint venture partners in Brazil and Uruguay may negatively impact the benefits to be achieved by the relevant joint venture. There is no assurance that our joint ventures will be successfully integrated or yield all of the positive benefits anticipated.

Our joint venture investments in Latin America, and other joint venture investments that we make in the future, could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and liquidity and disputes between us and our co-venturers.

In addition to our new joint venture projects in Brazil and Uruguay, which are in development stage, will require financial investment on our part, and have not yet generated revenue for the Company, we may co-invest in other joint ventures in the future with third parties through partnerships or other joint ventures, acquiring non-controlling interests in or sharing responsibility for any such ventures. In this event, we would not be in a position to exercise sole decision-making authority regarding the joint venture and, in certain cases, may have little or no decision-making authority. Investments through partnerships or other joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt, fail to fund their share of required capital contributions, make dubious business decisions or block or delay necessary decisions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals,and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our executive officers, senior management and/or directors from focusing their time and effort on our business. Consequently, action by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

We cannot guarantee that we will succeed in achieving our goals, and our failure to do so would have a material adverse effect on our business, prospects, financial condition and operating results.

Some of our hempSMART™ products are new and are only in the developmental stages of commercialization. We are not certain that these products will function as anticipated or be desirable to their intended markets. Also, some of our products may have limited functionalities, which may limit their appeal to consumers and put us at a competitive disadvantage. If our current or future hempSMART™ products fail to function properly or if we do not achieve or sustain market acceptance, we could lose customers or could be subject to claims which could have a material adverse effect on our business, financial condition and operating results.

As is typical in a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Because the market for our Company is evolving, it is difficult to predict with any certainty the ultimate size of this market and its growth rate, if any. We cannot guarantee that a market for our products will develop or that demand for our products will emerge or be sustainable. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, our business, financial condition and operating results would be materially adversely affected.

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

We have applied for a trademark for our hempSMART™ brand name. Before passage of the Farm Bill, we were uncertain that we could obtain patent or trademark protection for our products Because hemp derived CBD was considered an illegal Schedule 1 drug under the CSA at the time. With the passage of the Farm Bill, we may be able to overcome these uncertainties, since hemp containing less than 0.3% THC is no longer a Schedule 1 drug under the CSA. However, we cannot guarantee more favorable treatment and the failure to obtain trademark protection may materially impact our brand establishment, sales and good will.

If we fail to protect our intellectual property, our business could be adversely affected.

Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our hempSMART™ products and brand to distinguish our hempSMART™ products and services from our competitors’ products and services. We rely on patents, copyrights, trademarks, trade secrets, and confidentiality provisions to establish and protect our intellectual property.

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

Our success depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors, as well as our contractors. Because we operate in a highly competitive industry, we rely in part on trade secrets to protect our proprietary hempSMART™ products and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third party’s confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights.

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

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. We are authorized to issue 15,000,000,000 shares of common stock, $0.001 par value per share. As of April 14, 2021 there were 4,836,957,259 shares of our common stock in the public float. Our financing activities in the past focused on convertible note financing that requires us to issue shares of common stock to satisfy principal, interest and any applicable penalties related to these convertible notes. When required under the terms and conditions of the convertible notes, we issue additional shares of common stock that have a dilutive effect on our stockholders. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock and so any investment in our company will be diluted, with a resulting decline in the value of our common stock.

Trading in our common stock on the OTC Pink Tier Exchange has been subject to wide fluctuations.

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

Our common stock has been delisted from OTC Markets OTCQB listing tier to OTC Markets Pink listing tier.

Our common stock traded below $0.01 per share on the OTC Markets’ QB trading tier for more than 30 consecutive calendar days, and as a result we no longer met the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards, Section 2.3(2), which state that the company must “maintain proprietary priced quotations published by a Market Maker in OTC Link with a minimum closing bid price of $.01 per share on at least one of the prior thirty consecutive calendar days.”

As per Section 4.1 of the OTCQB Standards, the Company was granted a cure period of 90 calendar days, and at the Company’s petition, the OTCQB granted the Company an extension from this requirement, until October 2020. However, the Company did not meet the requirement and was down-listed from the OTCQB marketplace to the OTC Markets Pink listing tier.

Utah law, our Certificate of Incorporation and our by-laws provides for the indemnification of our officers and directors at our expense, and correspondingly limits their liability, which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Certificate of Incorporation and By-Laws include provisions that eliminate the personal liability of our directors for monetary damages to the fullest extent possible under the laws of the State of Utah or other applicable law. These provisions eliminate the liability of our directors and our shareholders for monetary damages arising out of any violation of a director of his fiduciary duty of due care. Under Utah law, however, such provisions do not eliminate the personal liability of a director for (i) breach of the director’s duty of loyalty, (ii) acts or omissions not in good faith or involving intentional misconduct or knowing violation of law, (iii) payment of dividends or repurchases of stock other than from lawfully available funds, or (iv) any transaction from which the director derived an improper benefit. These provisions do not affect a director’s liabilities under the federal securities laws or the recovery of damages by third parties.

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

The number of brokerage firms depositing and transacting trades for penny stock companies with a bid price of below one penny is very limited.

Currently, our common stock is traded on the OTC Markets Pink Tier with closing bid and ask prices below one penny. Many traditional brokerage firms and on-line brokerages refuse to accept for deposit and trade any penny stocks generally. For those that do, the time, effort and costs associated with depositing common stock in companies such as our with a sub-penny bid and ask are onerous, time consuming and costly. This may present material concerns and obstacles to those persons beneficially owning our common stock in certificate or book entry form, and wish to deposit same into a brokerage account.

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

Company Determines to File Suit. On August 10, 2018, the Company advised its independent auditor that Bougainville did not cooperate or communicate with the Company regarding its requests for information concerning the audit of Bougainville’s receipt and expenditures of funds contributed by the Company in the joint venture agreement. Bougainville had a material obligation to do so under the joint venture agreement. The Company believes that some of the funds it paid to Bougainville were misappropriated and that there was self-dealing with respect to those funds. Additionally, the Company believes that Bougainville misrepresented material facts in the joint venture agreement, as amended, including, but not limited to, Bougainville’s representations that: (i) it had an ownership interest in real property that was to be deeded to the joint venture; (ii) it had an agreement with a Tier 3 # I502 cannabis license holder to grow cannabis on the real property; and, (iii) that clear title to the real property associated with the Tier 3 # I502 license would be deeded to the joint venture thirty days after the Company made its final funding contribution. As a result, on September 20, 2018, the Company filed suit against Bougainville Ventures, Inc., BV-MCOA Management, LLC, Andy Jagpal, Richard Cindric, et al. in Okanogan County Washington Superior Court, case number 18-2- 0045324. The Company’s complaint seeks legal and equitable relief for breach of contract, fraud, breach of fiduciary duty, conversion, recession of the joint venture agreement, an accounting, quiet title to real property in the name of the Company, for the appointment of a receiver, the return to treasury of 15 million shares issued to Bougainville, and, for treble damages pursuant to the Consumer Protection Act in Washington State. The registrant has filed a lis pendens on the real property. The case is currently in litigation. The Company filed an amended complaint and is pending completion of discovery.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. MARKET INFORMATION AND HOLDERS

Our common stock trades on OTC Markets OTC Pink Market Tier under the ticker symbol “MCOA”. As of December 31, 2020, there were 418 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock for fiscal years ended December 31, 2020 and 2019:

2020	High	Low
Quarter Ended December 31	$0.0245	$0.0044
Quarter Ended September 30	$0.002	$0.0013
Quarter Ended June 30	$0.0199	$0.0043
Quarter Ended March 31	$0.0623	$0.0157

2019	High	Low
Quarter Ended December 31	$0.3720	$0.0664
Quarter Ended September 30	$0.6390	$0.0129
Quarter Ended June 30	$0.9180	$0.6180
Quarter Ended March 31	$1.2230	$0.6600

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

UNREGISTERED SALES OF EQUITY SECURITIES

The following information represents securities sold by the Company as of December 31, 2020 which were not registered under the Securities Act, and were not previously reported in a Quarterly Report on Form 10-Q, or in a Current Report on Form 8-K (17 CFR 249.308). Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

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

Power Up Lending Group

On January 2, 2020 the Company issued 510,204 common shares to Power Up Lending.

On January 6, 2020, the Company issued 765,306 common shares to Power Up Lending.

On January 8, 2020, the Company issued 542,005 common shares to Power Up Lending.

On January 8, 2020, the Company issued 1,388,013 common shares to Power Up Lending.

On January 17, 2020, the Company issued 3,666,666 common shares to Power Up Lending.

On January 17, 2020, the Company issued 1,003,344 common shares to Power Up Lending.

On January 21, 2020, the Company issued 857,860 common shares to Power Up Lending.

On February 7, 2020, the Company issued 420,000 common shares to Power Up Lending.

On February 24, 2020, the Company issued 896,861 common shares to Power Up Lending.

On February 25, 2020, the Company issued 909,091 common shares to Power Up Lending.

On February 26, 2020, the Company issued 1,436,813 common shares to Power Up Lending.

On March 10, 2020, the Company issued 3,667,889 common shares to Power Up Lending.

On March 17, 2020, the Company issued 1,492,537 common shares to Power Up Lending.

On March 18, 2020, the Company issued 1,492,537 common shares to Power Up Lending.

On March 19, 2020, the Company issued 2,132,653 common shares to Power Up Lending.

On March 19, 2020, the Company issued 3,955,323 common shares to Power Up Lending.

On July 7, 2020, the Company issued 10,416,667 shares of common stock to Power Up Lending.

On July 8, 2020, the Company issued 8,333,333 shares of common stock to Power Up Lending.

On July 9, 2020, the Company issued 6,913,043 shares of common stock to Power Up Lending.

On August 4, 2020, the Company issued 25,510,204 shares of common stock to Power Up Lending.

On August 5, 2020, the Company issued 25,510,204 shares of common stock to Power Up Lending.

On August 6, 2020, the Company issued 34,673,913 shares of common stock to Power Up Lending.

On September 8, 2020, the Company issued 31,645,570 shares of common stock to Power Up Lending.

On September 9, 2020, the Company issued 18,860,759 shares of common stock to Power Up Lending.

On October 1, 2020, the Company issued 36,363,636 shares of common stock to Power Up Lending.

On October 1, 2020, the Company issued 36,181,818 shares of common stock to Power Up Lending.

Paladin Advisors, LLC

On January 2, 2020, the Company issued 133,334 common shares to Paladin Advisors, LLC.

On March 25, 2020, the Company issued 4,318,187 common shares to Paladin Advisors, LLC.

On April 24, 2020, the Company issued 9,511,000 common shares to Paladin Advisors, LLC.

On April 28, 2020, the Company issued 9,511,000 common shares to Paladin Advisors, LLC.

On May 7, 2020, the Company issued 5,009,885 common shares to Paladin Advisors, LLC.

St. George Investments, LLC

On January 21, 2020, the Company issued 3,034,306 common shares to St. George Investments, LLC.

On January 24, 2020, the Company issued 3,032,371 common shares to St. George Investments, LLC.

On March 24, 2020, the Company issued 8,211,144 common shares to St. George Investments, LLC.

On April 23, 2020, the Company issued 8,108,507 common shares to St. George Investments, LLC.

On April 29, 2020, the Company issued 8,798,170 common shares to St. George Investments, LLC.

On June 11, 2020, the Company issued 24,140,241 common shares to St. George Investments, LLC.

On June 30, 2020, the Company issued 43,944,721 common shares to St. George Investments, LLC.

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

On July 28, 2020, the Company issued 57,603,687 shares of common stock to St. George Investments, LLC.

On August 6, 2020, the Company issued 85,227,273 shares of common stock to St. George Investments, LLC.

On August 11, 2020, the Company issued 99,132,590 shares of common stock to St. George Investments, LLC.

On September 1, 2020, the Company issued 129,870,130 shares of common stock to St. George Investments, LLC.

On December 3, 2020, the Company issued 220,750,552 shares of common stock to St. George Investments, LLC.

On December 21, 2020, the Company issued 250,000,000 shares of common stock to St. George Investments, LLC.

Crown Bridge Partners

On April 14, 2020, the Company issued 1,900,000 common shares to Crown Bridge Partners.

On April 20, 2020, the Company issued 2,000,000 common shares to Crown Bridge Partners.

On April 22, 2020, the Company issued 2,100,000 common shares to Crown Bridge Partners.

On April 24, 2020, the Company issued 2,200,000 common shares to Crown Bridge Partners.

On April 27, 2020, the Company issued 2,400,000 common shares to Crown Bridge Partners.

On April 29, 2020, the Company issued 3,000,000 common shares to Crown Bridge Partners.

On May 6, 2020, the Company issued 7,000,000 common shares to Crown Bridge Partners.

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

On September 2, 2020, the Company issued 12,500,000 shares of common stock to Crown Bridge Partners.

On September 22, 2020, the Company issued 15,000,000 shares of common stock to Crown Bridge Partners.

On September 22, 2020, the Company issued 17,000,000 shares of common stock to Crown Bridge Partners.

On September 30, 2020, the Company issued 15,000,000 shares of common stock to Crown Bridge Partners.

On October 6, 2020, the Company issued 19,555,555 shares of common stock to Crown Bridge Partners.

On October 9, 2020, the Company issued 22,500,000 shares of common stock to Crown Bridge Partners.

On October 27, 2020, the Company issued 25,000,000 shares of common stock to Crown Bridge Partners.

Odyssey Capital Fund

On May 7, 2020, the Company issued 5,553,850 common shares to Odyssey Capital Fund.

On May 8, 2020, the Company issued 8,744,867 common shares to Odyssey Capital Fund.

On May 18, 2020, the Company issued 11,740,217 common shares to Odyssey Capital Fund.

On May 21, 2020, the Company issued 12,926,193 common shares to Odyssey Capital Fund.

On May 26, 2020, the Company issued 14,123,038 common shares to Odyssey Capital Fund.

On May 28, 2020, the Company issued 15,309,377 common shares to Odyssey Capital Fund.

On June 3, 2020, the Company issued 16,517,455 common shares to Odyssey Capital Fund.

On June 8, 2020, the Company issued 7,877,532 common shares to Odyssey Capital Fund.

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

On July 28, 2020, the Company issued 19,128,449 common shares to GW Holdings Group, LLC.

On August 10, 2020, the Company issued 27,747,553 shares of common stock to GW Holdings Group, LLC.

BHP Capital

On July 23, 2020, the Company issued 12,250,733 shares of common stock to BHP Capital.

On July 28, 2020, the Company issued 17,504,341 shares of common stock to BHP Capital.

Jefferson Street Capital

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

On August 5, 2020, the Company issued 46,666,667 shares of common stock to Natural Plant Extract.

On August 25, 2020, the Company issued 36,930,591 shares of common stock to Natural Plant Extract.

Nellcote Capital, LLC

On August 25, 2020, the Company issued 17,025,641 shares of common stock to Nellcote Capital, LLC.

Robert L. Hymers, III

On June 22, 2020, the Company issued 21,276,596 common shares to Robert Hymers, III.

On July 15, 2020, the Company issued 25,000,000 shares of common stock to Robert L. Hymers, III.

On July 24, 2020, the Company issued 16,702,305 shares of common stock to Robert L. Hymers, III.

On July 27, 2020, the Company issued 16,702,305 common shares to Robert L. Hymers, III.

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

We are a publicly listed company quoted on OTC Markets OTC Pink Market Tier under the symbol “MCOA”. We are a Smaller Reporting Company based in Escondido, California. Our business includes the research and development of (1) varieties of various species of hemp; (2) beneficial uses of hemp and hemp derivatives; (3) indoor and outdoor cultivation methods for hemp; (4) technology used for cultivation and harvesting of different species of hemp, including but not limited to lighting, venting, irrigation, hydroponics, nutrients and soil; (5) different industrial hemp derived cannabinoids (“CBD”) and the possible health benefits thereof; and, (6) new and improved methods of hemp cannabinoid extraction omitting or eliminating the delta-9 tetrahydrocannabinol “THC” molecule.

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

We also provide financial accounting, bookkeeping, services, real property management, and reporting protocols in order to allow licensed cannabis and/or hemp operators, in those states where cannabis has been legalized for medicinal and/or recreational use, to report collect, verify and state effective financial records and disclosure. We provide a comprehensive accounting strategy based on best accounting practices. As of the date of this filing, we have not offered any financial accounting, bookkeeping or real property management consulting services that have generated reportable revenues as of 2020 and 2019.

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

GateC Research, Inc. Our joint venture agreement with GateC Research, Inc. (“GateC”) was rescinded by mutual agreement of the parties on March 19, 2018. We incurred no termination penalties as the result of its entry into the Recession and mutual release agreement. In 2017, we recorded a debt obligation of $1,500,000 to the Joint Venture and a corresponding impairment charge of $1,500,000 during for year ended December 31, 2017. Upon termination of the material definitive agreement on March 19, 2018, we realized a gain on settlement of debt obligation of $1,500,000 during the six months ended June 30, 2018. As of December 31, 2018, we determined our joint venture with GateC to be fully impaired as having no intrinsic value due to our decision on March 19, 2018 to rescind the agreement. Our decision to fully impair our venture with GateC had an impact on our reported operations in fiscal year ended December 31, 2018, but had no impact on our reported operations for the fiscal year ended December 31, 2019 or 2020.

Global Hemp Group New Brunswick Joint Venture. On September 5, 2017, we announced our agreement to participate in a joint venture with Global Hemp Group Inc., a Canadian corporation, in a multi-phase industrial hemp research and development project on the Acadian peninsula of New Brunswick, Canada. Our participation included providing one-half, or $10,775 of the funding for the phase one work. On January 10, 2018, phase-one was completed by successfully cultivating industrial hemp during the 2017 growing season for research purposes. We incurred costs of $10,775 and $0 for the years ended December 31, 2017 and 2018, recorded as other income/expense in the Company’s Statement of Operations in the appropriate periods. As of December 31, 2019, the balance of the New Brunswick joint venture reported on the balance sheet was $0.00 and as of September 30, 2019, we determined that the joint venture was fully impaired and had no intrinsic value due to the research projects failure to finalize the phase two research studies due to Canadian regulations requiring those cultivating hemp for CBD extraction to obtain individual cannabis licenses, as cannabis was deemed to have more valuable CBD content than hemp. Canada’s resulting emphasis on cannabis cultivation and the requirement for individual producers to obtain individual cannabis licenses led to termination of phase two of the research project. The Company determined the New Brunswick joint venture fully impaired as it did not render any tangible revenue generating benefits to us.

Global Hemp Group Scio Oregon Joint Venture. On May 8, 2018, we entered into a joint venture with Global Hemp Group, Inc., develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture agreement commits the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company has complied with its payments. The 2018 crop of hemp grown on the joint venture’s real property consisted of 33 acres of high yielding CBD hemp grown in an orchard style cultivation on the property. The 2018 harvest consisted of approximately 37,000 high yielding CBD hemp plants producing 24 tons of biomass that produced 48,000 pounds of dried biomass. However, there were delays with Global Hemp Group’s management and maintenance of the business and the biomass that caused degradation to the harvested crop affecting marketability. Additional issues and disputes arose between the Company and Global Hemp Group. These disputes led to the parties entering into a settlement agreement on September 28, 2020, whereby Global Hemp Group agreed to pay the Company $200,000 and issue common stock to the Company equal in value to $185,000 as of September 28, 2020, subject to a non-dilutive protection provision. Additionally, Global Hemp Group agreed to pay the Company $10,000 to cover the Company’s legal fees relating to the Agreement. In exchange for the settlement consideration, the Company agreed to relinquish its ownership interest in the joint venture.

Natural Plant Extract of California & Subsidiaries Joint Venture; On April 15, 2019, the Company entered into a joint venture agreement with Natural Plant Extracts of California, Inc. and subsidiaries (“NPE”). The purpose of the joint venture was to utilize NPE’s California and City cannabis licenses to jointly operate a business named “Viva Buds” to operate a licensed cannabis distribution service in California. In exchange for acquiring 20% of NPE’s common stock, the Company agree to pay two million dollars and issue NPE one million dollars’ worth of the Company’s restricted common stock. As of February 3, 2020, the Company was in arrears in its payment obligations under the joint venture agreement, and the parties entered into a settlement and release of all claims terminating the joint venture. The parties agreed to reduce the Company’s  equity ownership in NPE from 20% to 5%. The Company also agreed to pay NPE $85,000 and the balance of $56,085.15 paid in a convertible promissory note issued with terms allowing NPE to convert the note into common stock at a 50% discount to the closing price of MCOA’s common stock as of the maturity date. As of the date of this filing, the Company satisfied its payment obligations under the settlement agreement. Our continuing 5% equity ownership in NPE involves related parties, since Edward Manolos, our director, is also a director and beneficial owner of 18.8% of the common stock in NPE.

Joint Ventures in Brazil and Uruguay; On October 1, 2020, we entered into two Joint Venture Agreements with Marco Guerrero, a director of the Company, dated September 30, 2020, to form joint venture operations in Brazil and in Uruguay to produce, manufacture, market and sell the Company’s hempSMART™ products in Latin America, and will also work to develop and sell hempSMART™ products globally. The Joint Venture Agreements contain equal terms for the formation of joint venture entities in Uruguay and Brazil. The Brazilian joint venture will be headquartered in São Paulo, Brazil, and will be named HempSmart Produtos Naturais Ltda. (“HempSmart Brazil”). The Uruguayan joint venture will be headquartered in Montevideo, Uruguay and will be named Hempsmart Uruguay S.A.S. (“HempSmart Uruguay”). Both are in the development stage.

Investments

MoneyTrac Technologies, Inc. On March 13, 2017, we entered into a stock purchase agreement with MoneyTrac Technologies, Inc. (“MoneyTrac”) on to purchase a 15% equity position in MoneyTrac. On July 27, 2017 we completed tender of the purchase price of $250,000. On June 12th, 2018 Global Payout, Inc. (“Global”) entered into a Reverse Triangular Merger (the “Merger”) with MoneyTrac Technology, Inc. (“MoneyTrac”) a California Corporation and MTrac Tech Corporation (“Merger Sub”) a Nevada corporation and wholly-owned subsidiary of Global Payout, Inc. whereby MoneyTrac was successfully merged into Merger Sub, the surviving corporation of the merger, and thereafter the separate existence of MoneyTrac ceased, and all rights, of MoneyTrac, were assumed by Merger Sub. Pursuant to the terms of the Merger, Global issued 1,100,000,000 (one billion, one hundred million) shares of its common stock to MoneyTrac as consideration for the purchase of MoneyTrac. Pursuant to the terms of the Merger, a conversion of issued MoneyTrac stock was completed whereby each one (1) share of MoneyTrac stock, issued and outstanding immediately prior to the effective date of the Merger, was canceled and extinguished and converted automatically into ten (10) shares of Global common stock. As of the effective date of the Merger, all shares of Global Preferred Stock issued prior to the effective date of the Merger were canceled and extinguished without any conversion thereof. We acquired 150,000,000 Global common shares for our original $250,000 representing approximately 15% ownership. Global’s name changed in April, 2020 to Global Trac Solutions, Inc. Global’s common stock is traded on the OTC Markets under the symbol “PYSC.” We realized $51,748.17 from sales of our Global securities.

Conveniant Hemp Mart, LLC. On July 19, 2017, we loaned fifty thousand dollars ($50,000) to Conveniant Hemp Mart, LLC (“Conveniant”) based on a promissory note. Conveniant’s business involved developing CBD products for sale in gas stations and convenience stores. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Conveniant, subject to our payment of an additional fifty thousand dollars [$50,000] equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and made payment to Conveniant on November 21, 2017. On May 1, 2019, the Company and Conveniant agreed to cancel the Company’s 25% interest in Conveniant. Conveniant issued to the Company a credit memo equal to the Company’s $100,000 investment. The Company determined that as of December 31, 2018, the total investment was impaired.

Share Exchange with Cannabis  Global, Inc. On September 30, 2020, the Company entered into a securities exchange agreement with Cannabis Global, Inc., a Nevada corporation. By virtue of the agreement, the Company issued 650,000,000 shares of its unregistered common stock to Cannabis Global in exchange for 7,222,222 shares of Cannabis Global unregistered common stock. The Company and Cannabis Global also entered into a lock up leak out agreement which prevents either party from sales of the exchanged shares for a period of 12 months. Thereafter the parties may sell not more than the quantity of shares equaling an aggregate maximum sale value of $20,000 per week, or $80,000 per month until all Shares and Exchange Shares are sold. Our transaction with Cannabis Global, Inc. is material and involves related parties, since Edward Manolos, our director, is also a director of Cannabis Global, Inc.

Results of Operations

Year ended December 31, 2020 compared to year ended December 31, 2019

The following table presents our operating results for the year ended December 31, 2020 compared to December 31, 2019:

MARIJUANA COMPANY OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AUDITED

	For the Year ended Dec 31,
	2020	2019
REVENUES:
Sales	$267,584	$673,919
Related party Sales	13,069	21,157
Total Revenues	280,653	695,076

Cost of sales	159,304	248,556

Gross Profit	121,349	446,520

OPERATING EXPENSES:
Depreciation	5,933	7,299
Selling and marketing	420,511	1,743,427
Payroll and related	411,954	385,246
Stock-based compensation	3,014,888	1,417,850
General and administrative	1,122,954	3,363,516
Total operating expenses	4,976,240	6,917,338

Net loss from operations	(4,854,891)	(6,470,818)

OTHER INCOME (EXPENSES):
Interest expense, net	(2,999,291)	(4,682,247)
Legal Contingency expense	—	(1,497,674)
Impairment gain (Loss) on Joint Ventures	(22,658)	(478,400)
Income (loss) on equity investment	106,305	(13,842)
Loss on change in fair value of derivative liabilities	(4,698,072)	(2,123,570)
Unrealized Gain (loss) on trading securities	248,204	(677,584)
Realized loss on sale of trading securities	(2,603)	(75,545)
Loss on disposition of investment	0	(389,664)
(Loss) Gain on settlement of debt	77,624	(3,770,974)
Total other income (expense)	(7,290,491)	(13,709,500)

Net loss before income taxes	(12,145,382)	(20,180,318)

Income taxes (benefit)	0	0

NET INCOME (LOSS)	$(12,145,382)	($20,180,318)

Loss per common share, basic and diluted	$(0.01)	$(0.41)

Weighted average number of common shares outstanding, basic and diluted (after stock-split)	962,029,388	48,669,683

See the accompanying notes to these audited condensed consolidated financial statements

Revenues

Total revenues for the year end December 31, 2020 and December 31, 2019, were $280,653 and $695,076, respectively, a decrease of $414,423. This decrease is attributable to the global pandemic Covid-19 which affected the level of sales of our hempSMART products.

During 2020 the Company released a new industrial hemp based powderized premium CBD Drink made with Organic CBD Infused with Honey to be mixed with any  beverage of preference. The Company also offered online subscription for memberships and other marketing tools for our associates.

The following table identifies our new product offerings in 2020, and the revenues produces from sales of our products in 2020 and 2019 respectively:

	2020	2019
Body	3,901	10,503
Brain Capsules	29,135	68,182
Drink Mix	2,966	—	New Product for 2020
Drops	152,121	341,555
Face Moisturizers	13,951	36,979
Pain Capsules	8,308	53,969
Pain Cream	55,938	126,099
Pet Drops	14,332	57,789
TOTAL	280,653	695,076

Related Party Sales

Related party sales contributed $13,069 and $21,157 to our revenue for 2020 and 2019, respectively. Related party sales are comprised of sales of our hempSMART products to our directors, officers, and sales team members. No related party sales were for services. All sales were made at listed retail prices and were for cash consideration.

Costs of Sales

Costs of sales primarily consist of inventory cost and overhead, manufacturing, packaging, warehousing, shipping and direct labor costs directly attributable to our hempSMART products. For the year ended December 31, 2020 and December 31, 2019, our total costs of sales were $159,304 and $248,556, respectively. The decrease was primarily due to decreased in sales volume due from the pandemic Covid-19.

Gross Profit

For the year ended December 31, 2020 and December 31, 2019, gross profit was $121,349 and $446,520, respectively. This decrease was primarily due to the pandemic affecting the opportunity for our associates to sell higher volumes of hempSMART products, as our sales developed through direct sales efforts and through the implementation and development of our affiliate sales program. Gross margins were 43.2% and 64.2% for the year ended December 31, 2020 and December 31, 2019, respectively. The Company has incurred net losses from operations of $4,854,891 and $6,470,818 for the years ended December 31, 2020 and 2019, respectively.

The following is a tabular breakdown of expenses related to Selling and Marketing, Payroll and Related expenses, Stock-based Compensation and General and Administrative Expenses:

Expense	2020	2019	Variance
Stock based Compensation	3,014,888	1,417,850	1,597,038
Consulting Fees	236,343	1,793,260	(1,556,917)
Officer's Compensation	223,356	380,371	(157,015)
Legal expense	171,680	207,453	(35,773)
Marketing compensation	154,430	40,754	113,676
Marketing /Media	125,490	698,247	(572,757)
Investor Relation	123,399	121,490	1,909
Accounting	111,810	94,318	17,492
Board of Director Fees	91,010	627,166	(536,156)
Audit Fee	74,475	55,032	19,443
Website Development Costs	56,260	141,275	(85,015)
Rent expense	51,526	31,284	20,242
Independent contractor	47,800	4,500	43,300
Web Sales Commission	30,632	117,081	(86,449)
UK Contract Compensation	26,704	320,829	(294,125)
SEC Filing fees	16,668	29,182	(12,514)
Office Supplies	6,741	12,898	(6,157)
Advertising and Promotion	4,012	209	3,803
Bank Service Charges	2,120	122,815	(120,695)
Fees/Licensing	1,252	27,427	(26,175)
Wholesale Commissions	994	12,512	(11,518)
Admin Compensation	—	405,533	(405,533)
Software	—	13,307	(13,307)
Special Events	—	22,876	(22,876)
All other expenses, net *	404,650	219,669	184,981
Total Payroll & G&A Expenses	4,976,240	6,917,338	(1,941,098)

*This represents other individually immaterial General and Administrative expenses in the ordinary course of business that were not compensation to any third-party vendors.

Stock-based Compensation increased by $1,597,038 primarily due to Stock-based compensation in the form of Series B Preferred stock issued to the Chief Executive Officer during the year ended December 31, 2020 as Stock-Based Compensation was $1,417,850 for the year ended December 31, 2019 as compared to $3,014,888 for the year ended December 31, 2020. Administrative compensation costs decreased from $405,533 in 2019 to $0 in 2019 respectively, this $405,533 decrease was due to elimination of unnecessary positions from the administration of the Company complemented with the hiring of new Marketing staff which is reflected in the increase of $113,676 in Marketing Compensation as this expense increased to $154,430 in 2020 from $40,754 in 2019. Marketing/Media costs decreased $572,757 from $698,247 in 2019 to $125,490 in 2020, respectively due to the effects of the COVID-19 Pandemic. We had a decrease in Board of Directors fees of $536,156 from $627,166 in 2019 to $91,010 in 2020, respectively. These decreases were due to equity compensation issued to the former Chief Executive officer and former Executive Vice President. UK Contract Compensation decreased $294,125 due to the termination of the Company’s agreement with the former Global Sales Director as the expense was $26,704 in 2020 as compared to $320,829. Bank Service Charges decreased $120,695 due to less wire transfers made to our Global Sales Director in the UK as the expense were $2,120 in 2020 as compared to $122,815 in 2019. In addition, Web Sales Commissions and Wholesale Commissions also saw significant decreases as a direct relation to a decrease in our sales related to the COVID-19 Pandemic.

Overall, our total operating expenses decreased 28% from 2019 to 2020 as the decrease was $1,941,098 from $6,917,338 in 2019 to $4,976,240 in 2020, respectively.

The Following Is a Tabular Breakdown of Our 2020 Stock Based Bonus Compensation for Officers and Directors, as compared to 2019.

Officer and Director	2020	2019
Donald Steinberg	$—	$1,367,204
Charles Larsen	$—	$40,000
Robert Coale	$—	$266,333
Edward Manolos	$15,600	$356,833
Gloria Albarran-Lynch	$70,350	$—
Themistocles Psomiadis	$19,010	$—
Jesus Quintero	$2,502,140	$262,333

The 2020 stock compensation bonuses were issued by the Board of Directors pursuant to our Equity Incentive Plan and executive contracts with our directors and officers. Pursuant to our Equity Incentive Plan, the Company has discretion to make stock awards to its affiliates for past services, in lieu of bonuses or other cash compensation, for directors’ compensation or for any other valid purpose. At December 31, 2020, we reviewed the performance of our staff and affiliates, and in making the 2020 awards, determined the awards justified because our staff and affiliates accomplished the following:

Our Equity Plan issuances to affiliates as of December 31, 2020 increased by $10,780. This was due to the Company’s performance during a difficult year 2020 due to the COVID-19 Pandemic. The balance was in stock based compensation in 2020 as it was for 2019. This was primarily for shares issued for consulting services as follows:

The balance of our stock-based compensation in 2020, as compared to 2019 was for consulting services as follows:

	2020 Stock-Based	2019 Stock-Based
Consultant	Compensation	Compensation	Variance	Nature of Consultant Services Provided
Paula Vetter	19,065	9,905	9,160	Consulting Services - Medical Advisory Specialist for hempSMART during 2020 and 2019
Gloria Lynch	70,350	0	70,350	Bonus as part of Equity Incentive Plan during 2020 and 2019 for services in restructuring company
Lauren Regier	41,975	10,000	31,975	Consulting Services - Web and graphic design during 2020 and 2019
Tad Mailander	43,950		43,950	Consulting Services - Legal services during 2020
Otto Creative Studio	31,140	0	31,140	Consulting Services - IT services during 2020
Ian Harvey	0	500	(500)	Consulting - Marketing services during 2019
Trevor Muehlfelder	0	25,833	(25,833)	Consulting Services during 2019
Robert L. Hymers III	356,730	568,333	(211,603)	Settlement of delinquent Consulting fees owed during 2020 and 2019

The objective outcomes resulting from the consulting services are summarized as follows:

•	The Company lowered its expense rate by becoming more efficient, reducing head count, and making efficient and effective cashflow decisions.
•	The Company paid off most variable priced convertible notes prior to conversion over the last quarter with funds raised from its Form S-1 registration statement.
•	The Company successfully negotiated a full settlement of its largest senior convertible note holder at a fixed price, preserving shareholder value and minimizing the impact of the dilutive nature of the notes.
•	The management team has helped pivot from the legacy affiliate marketing (MLM) model for hempSMART to the new direct to consumer e-commerce marketing model. This required significant changes to the culture, business plan and branding of the products.
•	The Company successful fully drew down on its Form S-1 registration equity line with White Lion and was able to get a second Form S-1 primary offering registration statement effective to obtain funds for operations and expansion.
•	The Company managed to not only survive during the COVID pandemic, but actually grew and thrived due to key management decisions along the way and the personal sacrifice of our CEO Jesus Quintero, who paid for business expenses for several months on his personal business card to help float the Company during periods where funds were depleted.
•	The executive management team has overseen significant efforts to expand into South America and move key parts of its supply chain to Uruguay to reduce the cost of goods sold and increase gross margins and overall profitability.
•	The Company has successfully negotiated acquisitions and deals that resulted in the Company’s market capitalization increasing substantially during the year to enhance shareholder value.
•	The Company successfully removed over three billion shares that were on reservation with the Transfer Agent over the last few weeks due to successful settlement of convertible debt, resulting in less dilution and more shares available for financing and acquisitions.

We anticipate continuing to reduce our dependence on stock-based compensation in the future. However, given our present cash position, and because of possible increased operational costs including overhead, product manufacturing and development, and related costs, we may, to the extent necessary, utilize stock-based compensation in the future to compensate key product development, operations and sales and marketing personnel.

Operating Losses

For the year ended December 31, 2020, operating expenses were $4,976,240 or 1,773% of total revenues, as compared to $6,917,338 or 995.2% of total revenues for the year ended December 31, 2019. This decrease of $1,941,098 was due to an overall restructuring of the Company’s operations. Such operating losses reflect the effectiveness of the Company’s new management team in 2020. We expect to reduce our losses as we continue to implement new sales strategies and cost-cutting measures in the near future until profitability is achieved, which is not certain. Our operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that we will achieve or sustain profitable operations. This increase was primarily related to the Company issuing less stock-based compensation for consulting services.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2020 and December 31, 2019 included expense of $7,290,491 and $13,709,500, respectively. This decrease of $6,419,009, which was primarily due to a decrease of $1,682,956 in Interest expense from $4,682,247 for the year ended December 31, 2019 to $2,999,291 for the year ended December 31, 2020; a $1,497,674 reduction in Legal Contingency expense from $1,497,674 for the year ended December 31, 2019 as compared to $0 for the year ended December 31, 2020; an increase in loss on change in fair value of derivative liabilities of $2,574,502 as the expense for the period ended December 31, 2020 was $4,698,072 as compared to $2,123,570 for the period ended December 31, 2019. an unrealized gain on trading securities of $248,204 for the year ended December 31, 2020 as compared to a of unrealized loss on trading securities of $677,584 for the year ended December 31, 2019; $77,624 gain on settlement of debt for the year ended December 31, 2020 as compared to Loss on settlement of $3,770,974 for the year ended December 31, 2019.

Income Tax Expense (Benefit)

We did not have any income tax expense or benefit for the years ended December 31, 2020 and December 31, 2019, respectively.

Net Income (Loss)

As a result of the factors discussed above, net losses for the year ended December 31, 2020 and December 31, 2019 were $12,145,382 and $20,180,318, respectively. For December 31, 2020 and December 31, 2019, these net losses represented a 4,328% and 2,903% of total revenues for the respective periods.

hempSMART

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 ("ASC 280-10") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's only material principal operating segment. The following table represents the Company’s hempSMART business, which is its sole operating segment as of December 31, 2020 and 2019:

hempSMART
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	For Years ended December 31,
	2020	2019
Revenues	$280,653	$695,076
Cost of Sales	159,304	248,556
Gross profit	121,349	446,520

Operating Expenses
Depreciation expense	5,933	7,299
Selling and Marketing expenses	393,799	1,090,981
Payroll and related expenses	165,491	—
Stock-based compensation	207,965	—
General and administrative expenses	217,288	761,128
Total Expenses	990,477	1,859,408

Net Loss from Operations	$(869,128)	$(1,412,888)

Legal Settlement Expense

Natural Plant Extract of California & Subsidiaries Joint Venture

On April 15, 2019, the Company entered into a joint venture agreement with Natural Plant Extracts of California, Inc. and subsidiaries ("NPE"). The purpose of the joint venture was to utilize NPE’s California and City cannabis licenses to jointly operate a business named “Viva Buds” to operate a licensed cannabis distribution service in California. In exchange for acquiring 20% of NPE’s common stock, the Company agree to pay two million dollars and issue NPE  one million dollars’ worth of the Company’s restricted common stock. As of February 3, 2020, the Company was in arrears in its payment obligations under the joint venture agreement, and the parties entered into a settlement and release of all claims terminating the joint venture. The parties agreed to reduce the Company’s equity ownership in NPE from 20% to 5%. The Company also agreed to pay NPE $85,000 and the balance of $56,085.15 paid in a convertible promissory note issued with terms allowing NPE to convert the note into common stock at a 50% discount to the closing price of MCOA’s common stock as of the maturity date. As of the date of this filing, the Company satisfied its payment obligations under the settlement agreement. The respective transactions are related party transactions as our director, Edward Manolos, is also a director and beneficial owner of 18.8% of the common stock of NPE.

Caren Glasser

On March 2, 2020, Caren Glasser filed a request for arbitration against the Company alleging non-payment for past due compensation. The case was filed in the in the American Arbitration Association under Case no. 01-20-0000-6290. The Company and Ms. Glasser agreed to settle her dispute on May 7, 2020. The settlement agreement obligates the Company to pay Ms. Glasser $24,000 thirty days of Ms. Glasser’s review and execution, consistent with the Older Workers Benefit Protection Act (29 U.S.C. § 626(f). The Company made this payment.

Liquidity and Capital Resources

As of December 31, 2020, and December 31, 2019, our operating activities produced negative cash and cash equivalents of $1,723,950 and $2,816,282, respectively. Our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $1,017,664 for December 31, 2020 as compared to $2,802,500 for December 31, 2019, and a decrease in proceeds from the sale of note payables to a related party of $75,000 as compared to $42,861 in repayments to a related party for December 31, 2019. An increase in proceeds from sales of our common stock of $478,685 for December 31, 2020 as compared to $90,000 for December 31, 2019. During the period ended December 31, 2019, relied upon external financing arrangements to fund our operations. During the year ended December 31, 2018, we entered into several separate financing arrangements with St. George Investments, LLC, a Utah limited liability company, in which we borrowed an aggregate of $2,541,470, the principal of which is convertible into shares of our common stock (see Note 4, Convertible Note Payable). Our ability to rely upon external financing arrangements to fund operations is not certain, and this may limit our ability to secure future funding from external sources without changes in terms requested by counterparties, changes in the valuation of collateral, and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way. We intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally.

Operating Activities

For the year ended December 31, 2020 and 2019, the Company used cash for operating activities of $1,723,950 and $2,816,282, respectively. Operating activities consist of corporate overhead and product development of our hempSMART™ products. Increases are due primarily to increases in executive compensation, professional fees, and product development costs.

Investing Activities

For the years ended December 31, 2020 and December 31, 2019, net cash provided by and used in investing activities were $118,984 and $226,169, respectively. For the year ended December 31, 2020 the Company used $6,016 for the purchase of equipment, while receiving $125,000 in proceeds from the disposition of an investment. For the year ended December 31, 2019, the cash used in investing continued to be attributed to our acquisition of an interest Natural Plant Extract and an interest in the Global Hemp Group Joint Venture.

Financing Activities

For the years ended December 31, 2020 and 2019, financing activities were a source of cash of $1,467,704 and $2,894,639, respectively. For the years ended December 31, 2020 and 2019, respectively, this was primarily from proceeds of $1,017,664 and $2,802,500 from the issuance of notes payable; repayment to related parties of $75,000 and $42,861 for the year ended December 31, 2020 and 2019, respectively, The Company received sale of common stock of $478,685 and $90,000 for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, the Company received proceeds of $35,500 from an Payroll Payment Protection loan from the Small Business Administration and also received proceeds of $10,855 from the sale of trading securities

We currently do not have sufficient cash and liquidity to meet our anticipated working capital for the next twelve months. Historically, we have financed our operations primarily through private sales of our common stock. If our sales goals for our hempSMART™ products do not materialize as planned, and we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2020 and December 31, 2019, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Inventory

Inventory is primarily comprised of products and equipment to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2020, and December 31, 2019, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowance was recognized.

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

Accounts Receivable

Accounts receivable are recorded at the net value of face amount less any allowance for doubtful accounts. On a periodic basis, we evaluate our accounts receivable and, based on a method of specific identification of any accounts receivable for which we deem the net realizable value to be less than the gross amounts of accounts receivable recorded, we establish an allowance for doubtful accounts for those balances. In determining our need for an allowance for doubtful accounts, we consider historical experience, analysis of past due amounts, client creditworthiness and any other relevant available information. However, our actual experience may vary from our estimates. If the financial condition of our clients were to deteriorate, resulting in their inability or unwillingness to pay our fees, we may need to record additional allowances or write-offs in future periods. This risk is mitigated to the extent that we collect retainers from our clients prior to performing significant services.

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2020, and December 31, 2019 we had $0 and $0 allowance for doubtful accounts, respectively. For December 31, 2020 and December 31, 2019, we recorded bad debt expense of $0 and $9,249, respectively.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of December 31, 2020 and as of December 31, 2019.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have recorded $22,658 and $478,400 in impairment charges related to our JV investments during the years ended December 31, 2020 and 2019, respectively.

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principal is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted FASB ASC Topic 606 for our reporting period as of the year ended December 31, 2017, which made our implementation of FASB ASC Topic 606 effective in the first quarter of 2018. We decided to implement the modified retrospective transition method to implement FASB ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, we applied the new standards to all new contracts initiated on/after the effective date. We also decided to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. For the years ended December 31, 2020 and 2019, there were no incomplete contracts. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

Identification of Our Contracts with Our Customers.

Contracts included in our application of FASB ASC Topic 606, consist completely of sales contracts between us and our customers that create enforceable rights and obligations. For the years ended December 31, 2020, and 2019, our sales contracts included the following parties: us, our sales associates and our customers. Our sales contracts were offered by us and our sales associates to our customers directly through our web site. Our sales contracts, and those formalized by our sales associates, are represented by an electronic order form, which contains the contractual elements of offer for sale, acceptance and the provision of consideration consisting of the buyer’s payment, which is concurrent with our delivery of hempSMART™ product. Since our hempSMART™ product sales contracts are consummated upon receipt of the customer’s acceptance of our offer; our concurrent receipt of our customers payment; and, our delivery of the agreed to hempSMART™ product, all parties are equally committed to fulfilling their respective obligations under the sales contracts. Further, the sales contracts specifically identify (1) parties; (2) quantity of hempSMART™ product ordered; (3) price; and, (4) subject, and so each respective party’s rights are identifiable and the payment terms are defined. Since the sales contracts are consummated concurrent with offer, acceptance, payment and delivery of the hempSMART™ product ordered, we recognize revenue and cash flows as the principal from the respective sales contract transactions as they complete. Further, because our sales contracts are offered, accepted and consummated concurrently, our ability to collect revenue is immediate. We receive no payments for agreements that do not qualify as a contract. If customers agree to multiple sales contracts when they are entered into at or near the same time, our policy is to combine those contracts if: (1) the sales contracts are negotiated as a single package; (2) the payment amount of one sales contract is dependent upon another sales contract; (3) our performance obligations of delivering multiple hempSMART™ products can be determined to be part of a single transaction. Since the nature of the entry into and consummation of our sales contracts occur concurrently, there are no changes or modifications to the terms of the sales contracts that would modify the enforceable rights and performance obligations of the parties and that would materially alter the timing of our receipt of revenue from our sales contracts.

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

Regarding our offered financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended 2020 and 2019.

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

Consulting Services

We also offer professional services for financial accounting, bookkeeping or real property management consulting services based on consulting agreements. As of the date of this filing, we have not entered into any contracts for any financial accounting, bookkeeping and/or real property management consulting services that have generated reportable revenues as of the fiscal years ended 2020 and 2019. We intend and expect these arrangements to be entered into on an hourly fixed fee basis.

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the year ended December 31, 2020 and December 31, 2019, these costs were $129,504 and $540,474, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2020 and December 31, 2019, stock-based compensation expense for restricted shares was $3,014,888 and $1,417,850, respectively. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the year ended December 31, 2020 and December 31, 2019, due to cumulative losses, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2020, and December 31, 2019, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

Net Income (Loss) Per Common Share

We report net income (loss) per common share in accordance with FASB ASC 260, “Earnings per Share.” This statement requires dual presentation of basic and diluted earnings with a reconciliation of the numerator and denominator of the earnings per share computations. Basic net income (loss) per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period and excludes the effects of any potentially dilutive securities. Diluted net income (loss) per share gives effect to any dilutive potential common stock outstanding during the period. The computation does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

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

FL Office 7951 SW 6th Street, Suite 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Marijuana Company of America, Inc. (Converge Global, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Marijuana Company of America, Inc. and its subsidiaries (“the Company”) as of December 31, 2020 and December 31, 2019 and the related statements of operations, stockholders’ deficit, cash flow and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the year ended December 31, 2020 and December 31, 2019. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and December 31, 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

April 14, 2021

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AUDITED

	Dec 31, 2020	Dec 31, 2019

ASSETS
Current assets:
Cash	$74,503	$211,765
Short-term Investments	239,063	27,403
Accounts receivable, net	8,640	18,317
Inventory	103,483	149,175
Prepaid Insurance	55,783	—
Other current assets	56,121	11,034
Total current assets	537,593	417,694

Property and equipment, net	6,542	7,512

Other assets:
Long-term Investments	1,552,001	693,915
Right-of-use-assets	7,858	22,101
Security deposit	2,500	2,500

Total assets	2,106,494	1,143,722

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	480,877	797,789
Accrued compensation	79,214	4,875
Accrued liabilities	401,461	522,258
Notes payable, related parties	40,000	40,000
Loans payable PPP Stimulus	35,500	—
Convertible notes payable, net of debt discount of $405,507 and $808,980, respectively	1,426,894	3,193,548
Right-of-use liabilities - current portion	7,858	14,361
Warrant liability to be settled	—	192,115
Contingency Liability	—	956,251
Subscriptions payable	670,000	330,797
Derivative liability	4,426,057	5,693,071
Total current liabilities	7,567,861	11,745,065

Non-Current Liabilities
Right-of-use liabilities	—	7,858

Total liabilities	7,567,861	11,752,923

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019	10,000	10,000
Class B preferred stock, $0.001 par value, 5,000,000 shares designated, 2,000,000 and 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	2,000	—
Common stock, $0.001 par value; 15,000,000,000 shares authorized; 3,136,774,861 and 77,958,081 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	3,136,775	77,958
Common stock to be issued, 11,892,411 and 0 shares, respectively	11,892	—
Additional paid in capital	77,687,561	63,467,054
Accumulated deficit	(86,309,595)	(74,164,213)
Total stockholders' deficit	(5,461,367)	(10,609,201)

Total liabilities and stockholders' deficit	$2,106,494	$1,143,722

See the accompanying notes to these audited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2020 and 2019
AUDITED

	For the Year ended Dec 31,
	2020	2019
REVENUES:
Sales	$267,584	$673,919
Related party Sales	13,069	21,157
Total Revenues	280,653	695,076

Cost of sales	159,304	248,556

Gross Profit	121,349	446,520

OPERATING EXPENSES:
Depreciation	5,933	7,299
Selling and marketing	420,511	1,743,427
Payroll and related	411,954	385,246
Stock-based compensation	3,014,888	1,417,850
General and administrative	1,122,954	3,363,516
Total operating expenses	4,976,240	6,917,338

Net loss from operations	(4,854,891)	(6,470,818)

OTHER INCOME (EXPENSES):
Interest expense, net	(2,999,291)	(4,682,247)
Legal Contingency expense	—	(1,497,674)
Impairment gain (Loss) on Joint Ventures	(22,658)	(478,400)
Income (loss) on equity investment	106,305	(13,842)
Loss on change in fair value of derivative liabilities	(4,698,072)	(2,123,570)
Unrealized Gain (loss) on trading securities	248,204	(677,584)
Realized loss on sale of trading securities	(2,603)	(75,545)
Loss on disposition of investment	0	(389,664)
(Loss) Gain on settlement of debt	77,624	(3,770,974)
Total other income (expense)	(7,290,491)	(13,709,500)

Net loss before income taxes	(12,145,382)	(20,180,318)

Income taxes (benefit)	0	0

NET INCOME (LOSS)	$(12,145,382)	($20,180,318)

Loss per common share, basic and diluted	$(0.01)	$(0.41)

Weighted average number of common shares outstanding, basic and diluted (after stock-split)	962,029,388	48,669,683

See the accompanying notes to these audited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC.AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
AUDITED

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Stock	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subcriptions	Capital	Deficit	Total
Balance, December 31, 2018	10,000,000	$10,000	—	$—	42,687,301	$42,687	316,693	$90,000	$—	$50,707,104	$(53,983,895)	$(3,134,104)
Common stock issued to settle amounts previously accrued					25,000	25				26,975		27,000
Common stock issued for services rendered		—			18,627,050	18,627	—	—	—	3,370,264		3,388,891
Common stock issued in settlement of convertible notes payable and accrued interest	—	—			9,251,217	9,251				3,832,638	—	3,841,889
Issuance of warrants and BCF with convertible debt	—	—			1,000,000	1,000	—	—		855,717		856,717
Conversion of related party notes payable					1,220,856	1,221	—	—		1,181,194		1,182,415
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—			1,653,175	1,653			—	(1,653)	—	—
Issuance of common shares					316,693	317	(316,693)	(90,000)		89,683		—
Sale of common stock	—	—			222,221	222	—	—		64,778	—	65,000
Common shares issued in settlement of legal case					2,082,398	2,082				539,341		541,423
Common shares cancelled by officer					(1,349,877)	(1,350)				1,350		—
Issuance of common stock for investments in joint ventures					2,222,047	2,222				1,216,818		1,219,040
Reclassification of derivative liabilities to additional paid in capital										1,582,845		1,582,845
Net Loss	—	—	—	—	—	—	—	—	—	—	(20,180,318)	(20,180,318)
Balance, December 31, 2019	10,000,000	$10,000	—	$—	77,958,081	$77,957	—	$—	$—	$63,467,054	$(74,164,213)	$(10,609,202)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Stock	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subcriptions	Capital	Deficit	Total
Balance, December 31, 2019	10,000,000	$10,000	—	$—	77,958,081	$77,958	—	$—	$—	$63,467,054	$(74,164,213)	$(10,609,201)
Common stock issued to settle amounts previously accrued					8,333	8				6,692		6,700
Issuance of Series B Preferred Stock to officer	—	—	2,000,000	2,000						2,227,027		2,229,027
Common stock issued for services rendered	—	—			217,396,427	217,396				568,465		785,861
Common stock issued in settlement of convertible notes payable and accrued interest	—	—			2,291,141,317	2,291,141	—	—		1,625,799	—	3,916,940
Issuance of common stock to settle liabilities	—	—			205,582,491	205,583	10,892,411	10,892		546,248		762,723
Conversion of related party notes payable and accounts payable					21,276,596	21,277	—	—		28,723		50,000
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—			51,054,214	51,054	1,000,000	1,000	—	375,446	—	427,500
Issuance of common shares					—	—	—	—		—		—
Sale of common stock	—	—			268,679,513	268,680	—	—		210,006	—	478,686
Common shares issued in settlement of legal case					3,677,889	3,678				952,573		956,251
Common shares cancelled by officer					—	—				—		—
Issuance of common stock for investments in joint ventures					—	—				—		—
Reclassification of derivative liabilities to additional paid in capital										7,679,528		7,679,528
Net Loss	—	—	—	—	—	—	—	—	—	—	(12,145,382)	(12,145,382)
Balance, December 31, 2020	10,000,000	$10,000	2,000,000	$2,000	3,136,774,841	$3,136,775	11,892,411	$11,892	$—	$77,687,561	$(86,309,595)	$(5,461,367)

See the accompanying notes to these audited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE 12 MONTHS ENDED DECEMBER 31, 2020 AND 2019

AUDITED

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(12,145,382)	$(20,180,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,658,395	2,906,843
Depreciation and amortization	5,933	7,299
Bad debt expense	—	15,000
Imputed interest on stock-settled debt	—	147,115
Impairment Loss on equity method investee	—	286,127
Impairment loss on joint venture		720,921
(Gain) Loss on change in fair value of derivative liability	4,698,072	2,123,570
Interest expense recognized for the excess of fair value of derivative liability over net book value of notes payable at issuance	792,321	1,374,078
Loss on share inducement and settlement of warrant liability	163,885	—
Stock-based compensation	3,014,888	3,222,092
Unrealized (Gain) Loss on trading securities	(248,204)	677,584
Realized Loss on trading securities	2,603	105,013
(Gain) Loss on settlement of debt	(77,624)	3,770,974
Changes in operating assets and liabilities:
Accounts receivable	9,677	13,059
Inventories	45,692	37,814
Prepaid expenses and other current assets	(100,870)	57,799
Notes receivable	75,000	—
Accounts payable	(45,706)	171,629
Accrued expenses and other current liabilities	353,149	(92,741)
Right-of-use assets	14,243	(22,101)
Right-of-use liabilities	(14,361)	22,219
Accrued compensation	74,339	322,068
Contingency liability	—	1,497,674
Net cash provided by (used in) operating activities	(1,723,950)	(2,816,282)
		—
Cash flows from investing activities:
Purchases of property and equipment	(6,016)	(2,381)
Proceeds from disposition of investment	125,000	—
Investment in joint venture	—	(223,788)
Net cash provided by (used in) investing activities	118,984	(226,169)

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,017,664	2,802,500
Proceeds from PPP loan payable	35,500	—
Proceeds from issuance of notes payable		45,000
Repayments to related parties	(75,000)	(42,861)
Proceeds from sales of trading securities	10,855	—
Proceeds from sale of common stock	478,685	90,000
Net cash provided by (used in) financing activities	1,467,704	2,894,639

Net increase (decrease) in cash	(137,262)	(147,812)

Cash at beginning of period	211,765	359,577

Cash at end of period	$74,503	$211,765

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non cash financing activities
Common stock issued in settlement of convertible notes payable and accrued interest	$3,928,709	$3,016,750
Common stock issued in settlement of related party notes payable	$50,000	$—
Reclassification of derivative liabilities to additional paid-in capital	$7,679,528	$1,582,845
Investment in joint venture	$—	$2,650,000
Settlement of JV investment	$386,930	$—
Common stock issued in settlement of accrued liabilities and accounts payable	$762,723	$—
Common stock issued in settlement of legal case	$956,251	$—

See the accompanying notes to these audited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principal is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted FASB ASC Topic 606 for our reporting period as of the year ended December 31, 2017, which made our implementation of FASB ASC Topic 606 effective in the first quarter of 2018. We decided to implement the modified retrospective transition method to implement FASB ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, we applied the new standards to all new contracts initiated on/after the effective date. We also decided to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. For the year ended December 31, 2020, there were no incomplete contracts. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

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

Regarding our offered financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended 2020 and 2019.

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

Consulting Services

We also offer professional services for financial accounting, bookkeeping or real property management consulting services based on consulting agreements. As of the date of this filing, we have not entered into any contracts for any financial accounting, bookkeeping and/or real property management consulting services that have generated reportable revenues as of the years ended 2020 and 2019. We intend and expect these arrangements to be entered into on an hourly fixed fee basis.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2020, and 2019, allowance for doubtful accounts was $0 and $0, respectively.

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

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments including stock, stock options and restricted stock awards based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. For non-employees, share-based compensation awards are recorded at either the fair value of the services rendered or the fair value of the share-based payments, whichever is more readily determinable. Stock and restricted stock and option awards are based on the closing price of the stock underlying the awards on the grant date. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of December 31, 2020, and 2019, the number of outstanding stock options to purchase shares of common stock was 0 and 0 shares, respectively. 0 and 0 shares were vested as of December 31, 2020 and 2019, respectively.

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

The computation of basic and diluted income (loss) per share as of December 31, 2020 and 2019 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	2020		2019
Convertible notes payable	1,282,203,301		137,219,847
Options to purchase common stock(1)	0	(1)	0	(1)
Warrants to purchase common stock	293,054,702		110,846,817
Total	1,575,258,003		248,066,664

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

Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) provide the Company with a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement) providing that such contracts are indexed to the Company’s own stock. The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between equity and liabilities is required.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020 and 2019. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short-term notes because they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $129,504 and $540,474 for the year ended December 31, 2020 and 2019, respectively, as advertising costs.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2020, and 2019, the Company has not recorded any unrecognized tax benefits.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s only material principal operating segment.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during year ended December 31, 2020, the Company incurred net losses of $12,145,382 and used cash in operations of $1,723,950. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s primary source of operating funds in 2020 and 2019 has been from funds generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since its inception, but expects these conditions to improve in 2020 and beyond as it develops its business model. The Company has stockholders’ deficiencies at December 31, 2020 and requires additional financing to fund future operations.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2020 and 2019 is summarized as follows:

	2020	2019
Computer equipment	$20,143	$16,358
Furniture and fixtures	5,140	5,140
Subtotal	25,283	21,498
Less accumulated depreciation	(18,741)	(13,986)
Property and equipment, net	$6,542	$7,512

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $5,933 and $7,299 for the year ended December 31, 2020 and 2019.

NOTE 4 – INVESTMENTS

MoneyTrac

On March 13, 2017, in exchange for $250,000, we purchased a 15% interest in MoneyTrac Technology, Inc. (“MoneyTrac”), a developer of an integrated and streamlined electronic payment processing system containing E-Wallet and mobile applications, that allows for the management and processing of prepaid cards, debit cards, and credit card payments. On June 12th, 2018 Global Payout, Inc. (“Global”) entered into a Reverse Triangular Merger with MoneyTrac, MoneyTrac Technology, Inc., a California Corporation and MTrac Tech Corporation, a Nevada corporation and wholly-owned subsidiary of Global Payout, Inc., whereby MoneyTrac merged into MTrac Tech Corporation, the surviving corporation of the merger, and thereafter the separate existence of MoneyTrac ceased, and all rights, privileges, powers and property, were assumed by Merger Sub. Pursuant to the terms of the Merger, Global issued 1,100,000,000 (one billion, one hundred million) shares of its common stock to MoneyTrac as consideration for the purchase of MoneyTrac, whereby each one (1) share of MoneyTrac stock, issued and outstanding immediately prior to the effective date of the Merger, was canceled and converted into ten (10) shares of Global common stock. We acquired 150,000,000 Global common shares for our original $250,000 representing approximately 15% ownership. Global’s name changed in April, 2020 to Global Trac Solutions, Inc. Global’s trading on the OTC Markets under the symbol “PYSC.” We realized $51,748 from sales of our Global securities during fiscal year ended December 31, 2019.

Conveniant Hemp Mart, LLC

Conveniant Hemp Mart, LLC (“Conveniant”) is a Wyoming limited liability company whose business plan includes the development, manufacture and sale of consumer products containing CBD that are intended for marketing and sales at convenience stores, gas stations and markets. On July 19, 2017, we agreed to lend $50,000 to Conveniant based on a promissory note. The note provided that in lieu of receiving repayment, we could elect to exercise a right to convert the loaned amount into a payment towards the purchase of a 25% interest in Conveniant, subject to our payment of an additional $50,000 equaling a total purchase price of $100,000. The Company exercised this option on November 20, 2017 and paid Conveniant on November 21, 2017. Conveniant developed a line of consumer products containing industrial hemp derived CBD with no traceable THC content. On May 1, 2019, the Company and Conveniant agreed to cancel the Company’s 25% interest in Conveniant. Conveniant issued to the Company a credit memo equal to the Company’s $100,000 investment. The Company determined that as of December 31, 2018, the total investment was impaired.

Global Hemp Group Joint Ventures

We currently have one ongoing joint venture with Global Hemp Group, Inc., a Canadian corporation – the Scio, Oregon Joint Venture. As of September 30, 2019, we withdrew and fully impaired the Joint Venture with Global Hemp Group referred to as the “New Brunswick” joint venture, because the research project failed to finalize the research studies and render any tangible revenue to us. The decision to impair this joint venture did not have a material impact on our reported operations, revenues or gross profits for the fiscal year ended December 31, 2019 or December 31, 2020. A brief description of each follows.

New Brunswick Canada

On May 8, 2018, we entered into a joint venture with Global Hemp Group, Inc., develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture agreement commits the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company has complied with its payments. The 2018 crop of hemp grown on the joint venture’s real property consisted of 33 acres of high yielding CBD hemp grown in an orchard style cultivation on the property. The 2018 harvest consisted of approximately 37,000 high yielding CBD hemp plants producing 24 tons of biomass that produced 48,000 pounds of dried biomass. However, there were delays with Global Hemp Group’s management and maintenance of the business and the biomass that caused degradation to the harvested crop affecting marketability. We determined the investment fully impaired as of September 30, 2019. Additional issues and disputes arose between the Company and Global Hemp Group. These disputes led to the parties entering into a settlement agreement on September 28, 2020, whereby Global Hemp Group agreed to pay the Company $200,000 and issue common stock to the Company equal in value to $185,000 as of September 28, 2020, subject to a non-dilutive protection provision. Additionally, Global Hemp Group agreed to pay the Company $10,000 to cover the Company’s legal fees relating to the Agreement. In exchange for the settlement consideration, the Company agreed to relinquish its ownership interest in the joint venture.

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

Global Hemp Group JV – Scio Oregon

On May 8, 2018, the Company, Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation entered into a Joint Venture Agreement. The purpose of the joint venture is to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture agreement committed the Company to provide cash contributions of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company complied with its payments.

The 2018 crop of hemp grown on the joint venture’s real property consisted of 33 acres of high yielding CBD hemp grown in an orchard style cultivation on the property. The 2018 harvest consisted of approximately 37,000 high yielding CBD hemp plants producing 24 tons of biomass that produced 48,000 pounds of dried biomass. The joint venture partners prepared processing samples ranging in size from 100 lbs. to 2,000 lbs. for sample offers to extraction companies. However, there were delays with Global Hemp Group’s management and maintenance of the business and the biomass that caused degradation to the harvested crop affecting marketability. Additional issues and disputes arose between the Company and Global Hemp Group. These disputes led to the parties entering into a settlement agreement on September 28, 2020, whereby Global Hemp Group agreed to pay the Company $200,000 and issue common stock to the Company equal in value to $185,000 as of September 28, 2020, subject to a non-dilutive protection provision. Additionally, Global Hemp Group agreed to pay the Company $10,000 to cover the Company’s legal fees relating to the Agreement. In exchange for the settlement consideration, the Company agreed to relinquish its ownership interest in the joint venture.

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

The Company and Bougainville’s agreement provided that funding provided by the Company would contribute towards the joint venture’s ultimate purchase of the land consisting of a one-acre parcel located in Okanogan County, Washington, for joint venture operations.

As disclosed on Form 8-K on December 11, 2017, the Company did not comply with the funding schedule for the joint venture. On November 6, 2017, the Company and Bougainville amended the joint venture agreement to reduce the amount of the Company’s commitment from $1,000,000 to $800,000, and also required the Company to issue Bougainville 15 million shares of the Company’s restricted common stock. The Company completed its payments pursuant to the amended agreement on November 7, 2017, and on November 9, 2017, issued to Bougainville 15 million shares of restricted common stock. The amended agreement provided that Bougainville would deed the real property to the joint venture within thirty days of its receipt of payment.

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

Natural Plant Extract of California

Natural Plant Extract of California & Subsidiaries Joint Venture; On April 15, 2019, the Company entered into a joint venture agreement with Natural Plant Extracts of California, Inc. and subsidiaries. The purpose of the joint venture was to utilize Natural Plant Extracts’ California and City cannabis licenses to jointly operate a business named “Viva Buds” to operate a licensed cannabis distribution service in California. In exchange for acquiring 20% of Natural Plant Extracts’ common stock, the Company agree to pay two million dollars and issue Natural Plant Extract one million dollars’ worth of the Company’s restricted common stock. As of February 3, 2020, the Company was in arrears in its payment obligations under the joint venture agreement, and the parties entered into a settlement and release of all claims terminating the joint venture. The parties agreed to reduce the Company’s equity ownership in Natural Plant Extracts from 20% to 5%. The Company also agreed to pay Natural Plant Extracts $85,000 and the balance of $56,085.15 paid in a convertible promissory note issued with terms allowing Natural Plant Extracts to convert the note into common stock at a 50% discount to the closing price of MCOA’s common stock as of the maturity date. As of the date of this filing, the Company satisfied its payment obligations under the settlement agreement.

Cannabis Global Share Exchange

Share Exchange with Cannabis Global, Inc. On September 30, 2020, the Company entered into a securities exchange agreement with Cannabis Global, Inc., a Nevada corporation. By virtue of the agreement, the Company issued 650,000,000 shares of its unregistered common stock to Cannabis Global in exchange for 7,222,222 shares of Cannabis Global unregistered common stock. The Company and Cannabis Global also entered into a lock up leak out agreement which prevents either party from sales of the exchanged shares for a period of 12 months. Thereafter the parties may sell not more than the quantity of shares equaling an aggregate maximum sale value of $20,000 per week, or $80,000 per month until all Shares and Exchange Shares are sold.

Joint Ventures in Brazil and Uruguay – Development Stage

On October 1, 2020, we entered into two Joint Venture Agreements with Marco Guerrero, a director of the Company, dated September 30, 2020, to form joint venture operations in Brazil and in Uruguay to produce, manufacture, market and sell the Company’s hempSMART™ products in Latin America, and will also work to develop and sell hempSMART™ products globally. The Joint Venture Agreements contain equal terms for the formation of joint venture entities in Uruguay and Brazil. The Brazilian joint venture will be headquartered in São Paulo, Brazil, and will be named HempSmart Produtos Naturais Ltda. (“HempSmart Brazil”). The Uruguayan joint venture will be headquartered in Montevideo, Uruguay and will be named Hempsmart Uruguay S.A.S. (“HempSmart Uruguay”). Both are in the development stage. Under the Joint Venture Agreements, the Company will acquire a 70% equity interest in both HempSmart Brazil and HempSmart Uruguay. A minority 30% equity interest in both HempSmart Brazil and HempSmart Uruguay will be held by newly formed entities controlled by Mr. Guerrero, our director and a successful Brazilian entrepreneur. The Company will provide capital in the amount of $50,000 to both HempSmart Brazil and HempSmart Uruguay under the Joint Venture Agreements, for a total capital obligation of $100,000. As of December 31, 2020, this amount has not been disbursed. It is expected that the proceeds of the initial capital contribution will be used for contracting with third-party manufacturing facilities in Brazil and Uruguay, and related infrastructure and employment of key personnel. The boards of directors of HempSmart Brazil and HempSmart Uruguay will consist of three directors, elected by the joint venture partners. As part of the Joint Venture Agreements, the Company will license, on a royalty-free basis, certain of its intellectual property regarding the Company’s existing products to HempSmart Brazil and HempSmart Uruguay to enable the joint ventures to manufacture and sell the Company’s products in Brazil, Uruguay, and for export to other Latin American countries, the United States, and globally in accordance with the terms of the Joint Venture Agreements. The Joint Venture Agreements provide the partners with a right of first offer. Under this right, each partner may trigger an “interest sale” right of first offer process at any time pursuant to which the other partners may either acquire the triggering partner’s interest in the joint ventures, or permit the triggering partner to sell its interest to a third party. In addition, the Company, as majority partner, may trigger a compulsory buy-sell procedure in the event a joint venture is frustrated in its intent or purpose, pursuant to which the Company could pursue a sale of all or substantially all of the joint venture. Subject to certain exceptions, the joint venture partners may not transfer their interests in HempSmart Brazil and HempSmart Uruguay. The Joint Venture Agreements contain customary terms, conditions, representations, warranties and covenants of the parties for like transactions.

	INVESTMENTS									SHORT-TERM INVESTMENTS

	TOTAL	Global Hemp	Cannabis Global			Bougainville Ventues,	Gate C Research	Natural Plant		TOTAL Short-Term	Global Hemp
	INVESTMENTS	Group	Inc.	Benihemp	MoneyTrac	Inc.	Inc.	Extract	Vivabuds	Investments	Group	MoneyTrac
Beginning balance @12-31-16	$0	$0		$0	$0	$0	$0			$0		$0

Investments made during 2017	3,049,275	10,775		100,000	250,000	1,188,500	1,500,000			0		0

Quarter 03-31-17 equity method Loss	0									0

Quarter 06-30-17 equity method Loss	0									0

Quarter 09-30-17 equity method Loss	(375,000)					(375,000)				0

Quarter 12-31-17 equity method accounting	313,702					313,702				0

Impairment of Investment in 2017	(2,292,500)	0				(792,500)	(1,500,000)			0		0
Balances as of 12/31/17	695,477	10,775	0	100,000	250,000	334,702	0	0	0	0	0	0

Investments made during 2018	986,654	986,654								0

Quarter 03-31-18 equity method Loss	(37,673)					(37,673)				0

Quarter 06-30-18 equity method Loss	(11,043)					(11,043)				0

Quarter 09-30-18 equity method Loss	(10,422)			(10,422)						0

Quarter 12-31-18 equity method Loss	(31,721)	(31,721)		0						0

Moneytrac investment reclassified to Short-Term investments	(250,000)				(250,000)					250,000		250,000

Unrealized gains on trading securities - 2018	0									560,000		560,000

Impairment of investment in 2018	(933,195)	(557,631)		(89,578)		(285,986)				0
Balance @12-31-18	$408,077	$408,077	$0	$0	$0	$0	$0	$0	$0	$810,000	$0	$810,000

	INVESTMENTS									SHORT-TERM INVESTMENTS

	TOTAL	Global Hemp	Cannabis Global			Bougainville Ventues,	Gate C Research	Natural Plant		TOTAL Short-Term	Global Hemp
	INVESTMENTS	Group	Inc.	Benihemp	MoneyTrac	Inc.	Inc.	Extract	Vivabuds	Investments	Group	MoneyTrac
Investments made during quarter ended 03-31-19	129,040	129,040

Quarter 03-31-19 equity method Loss	(59,541)	(59,541)

Unrealized gains on trading securities - quarter ended 03-31-19										(135,000)		$(135,000)
Balance @03-31-19	$477,576	$477,576	$0	$0	$0	$0	$0	$0	$0	$675,000	$0	$675,000

Investments made during quarter ended 06-30-19	$3,157,234	$83,646						$3,000,000	$73,588

Quarter 06-30-19 equity method Income (Loss)	($171,284)	($141,870)						$(6,291)	$(23,123)

Unrealized gains on trading securities - quarter ended 06-30-19	$0									(150,000)		$(150,000)
Balance @06-30-19	$3,463,526	$419,352	$0	$0	$0	$0	$0	$2,993,709	$50,465	$525,000	$0	$525,000

Investments made during quarter ended 09-30-19	$186,263								$186,263

Quarter 09-30-19 equity method Income (Loss)	$122,863	$262,789						$(94,987)	$(44,939)

Sale of trading securities during quarter ended 09-30-19										$(41,667)		$(41,667)

Unrealized gains on trading securities - quarter ended 09-30-19	$0									(362,625)		$(362,625)
Balance @09-30-19	$3,772,652	$682,141	$0	$0	$0	$0	$0	$2,898,722	$191,789	$120,708	$0	$120,708

	INVESTMENTS									SHORT-TERM INVESTMENTS

	TOTAL	Global Hemp	Cannabis Global			Bougainville Ventues,	Gate C Research	Natural Plant		TOTAL Short-Term	Global Hemp
	INVESTMENTS	Group	Inc.	Benihemp	MoneyTrac	Inc.	Inc.	Extract	Vivabuds	Investments	Group	MoneyTrac
Investments made during quarter ended 12-31-19	$392,226	$262,414							$129,812

Quarter 12-31-19 equity method Income (Loss)	$(178,164)	$(75,220)						$(23,865)	$(79,079)

Reversal of Equity method Loss for 2019	$272,285							$125,143	$147,142

Impairment of investment in 2019	$(3,175,420)	$(869,335)						$(2,306,085)	$0

Loss on disposition of investment	$(389,664)								$(389,664)

Sale of trading securities during quarter ended 12-31-19	$0									$(17,760)		$(17,760)

Unrealized gains on trading securities - quarter ended 12-31-19	$0									(75,545)		$(75,545)
Balance @12-31-19	$693,915	$(0)	$0	$0	$0	$0	$0	$693,915	$0	$27,403	$0	$27,403

Equity Loss for Quarter ended 03-31-20	126,845	126,845

Recognize Joint venture liabilities per JV agreement @03-31-20	394,848	394,848

Impairment of Equity Loss for Quarter ended 03-31-20	(521,692)	(521,692)

Unrealized gains on trading securities - quarter ended 03-31-19										(13,945)		$(13,945)
Balance @03-31-20	$693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$13,458	$0	$13,458

	INVESTMENTS									SHORT-TERM INVESTMENTS

	TOTAL	Global Hemp	Cannabis Global			Bougainville Ventues,	Gate C Research	Natural Plant		TOTAL Short-Term	Global Hemp
	INVESTMENTS	Group	Inc.	Benihemp	MoneyTrac	Inc.	Inc.	Extract	Vivabuds	Investments	Group	MoneyTrac
Equity Loss for Quarter ended 06-30-20	(7,048)	(7,048)

Impairment of Equity Loss for Quarter ended 06-30-20	7,048	7,048

Sales of of trading securities - quarter ended 06-30-20										(13,458)		$(13,458)
Balance @06-30-20	$693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$0	$0	$0

Global Hemp Group trading securities issued	650,000		$650,000							$185,000	$185,000

Investment in Cannabis Global	0
Balance @09-30-20	$1,343,915	$0	$650,000	$0	$0	$0	$0	$693,915	$0	$185,000	$185,000	$0

Unrealized gain on Global Hemp Group securities - 4th Quarter 2020										$54,064	$54,064

Unrealized gains on Cannabis Global Inc securities - 4th Quarter 2020	208,086		$208,086
Balance @12-31-20	$1,552,001	$0	$858,086	$0	$0	$0	$0	$693,915	$0	$239,064	$239,064	$0

The following table indicates the amount of debt the Company recorded quarter to quarter as a result of its joint venture investments:

Loan Payable

	TOTAL	Global Hemp			Bougainville Ventues,	Gate C Research	Natural Plant	Robert L Hymers		General Operating
	JV Debt	Group	Benihemp	MoneyTrac	Inc.	Inc.	Extract	III	Vivabuds	Expense
Beginning balance @12-31-16	$0	$0	$0	$0	$0	$0				$0

Quarter 03-31-17 loan borrowings	1,500,000					1,500,000

Quarter 06-30-17 loan activity

Quarter 09-30-17 loan borrowings	725,000				725,000

Quarter 12-31-17 loan repayments	(330,445)				(330,445)

General operational expense	172,856									172,856
Balances as of 12/31/17 (a)	2,067,411	0	0	0	394,555	1,500,000	0	0	0	172,856

Quarter 03-31-18 loan borrowings (payments)	376,472	447,430								(70,958)

Quarter 06-30-18 cancellation of JV debt obligation	(1,500,000)					(1,500,000)

Quarter 06-30-18 loan repayments	(101,898)									(101,898)

Quarter 09-30-18 loan activity	0

Quarter 12-31-18 loan borrowings	580,425	580,425
Balance @12-31-18 (b)	1,422,410	1,027,855	0	0	394,555	0	0	0	0	0

Loan Payable

	TOTAL	Global Hemp			Bougainville Ventues,	Gate C Research	Natural Plant	Robert L Hymers		General Operating
	JV Debt	Group	Benihemp	MoneyTrac	Inc.	Inc.	Extract	III	Vivabuds	Expense
Quarter 03-31-19 loan borrowings	649,575	649,575

Quarter 03-31-19 debt conversion to equity	(407,192)	(407,192)
Balance @03-31-19 ©	1,664,793	1,270,238	0	0	394,555	0	0	0	0	0

Quarter 03-31-19 loan borrowings	3,836,220	$161,220					$2,000,000		$0	$1,675,000

Quarter 03-31-19 debt conversion to equity	(1,572,971)	$(161,220)					$(349,650)			$(1,062,101)
Balance @06-30-19 (d)	3,928,042	1,270,238	0	0	394,555	0	1,650,350	0	0	612,899

Quarter 09-30-19 loan borrowings	582,000									$582,000

Quarter 09-30-19 debt conversion to equity	(187,615)									$(187,615)
Balance @09-30-19 (e)	4,322,427	1,270,238	0	0	394,555	0	1,650,350	0	0	1,007,284

Quarter 12-31-19 loan borrowings	2,989,378	$262,414					$596,784	$4,221		$2,125,959

Impairment of investment in 2019	(4,083,349)	$(1,532,652)			$(394,555)		$(2,156,142)

Loss on settlement of debt in 2019	50,093						$50,093

Adjustment to reclassify amount to accrued liabilities	(85,000)						$(85,000)
Balance @12-31-19 (f)	$3,193,548	$(0)	$0	$0	$0	$0	$56,085	$4,221	$0	$3,133,243

Loan Payable

	TOTAL	Global Hemp			Bougainville Ventues,	Gate C Research	Natural Plant	Robert L Hymers		General Operating
	JV Debt	Group	Benihemp	MoneyTrac	Inc.	Inc.	Extract	III	Vivabuds	Expense
Quarter 03-31-20 loan borrowings	$441,638									$441,638

Quarter 03-31-20 debt conversion to equity	$(619,000)									$(619,000)

Recognize Joint venture liabilities per JV agreement @03-31-20	$394,848	$394,848

Quarter 03-31-20 Debt Discount adjustments	$24,138							$24,138
Balance @03-31-20 (g)	$3,435,172	$394,848	$0	$0	$0	$0	$56,085	$28,359	$0	$2,955,881

Quarter 06-30-20 loan borrowings, net	$65,091							$65,091

Quarter 06-30-20 debt conversion to equity	($727,118)									$(727,118)

Quarter 06-30-20 reclass of liability	$83,647	$83,647

Quarter 06-30-20 Debt Discount adjustments	$405,746							$(27,715)		$433,461
Balance @06-30-20 (h)	$3,262,538	$478,495	$0	$0	$0	$0	$56,085	$65,735	$0	$2,662,224

Quarter 09-30-20 debt conversion to equity	$(606,472)						$(56,085)	$(65,735)		$(484,652)

Debt Settlement during Q3 2020	$(474,495)	$(474,495)
Balance @09-30-20 (i)	$2,181,571	$4,000	$0	$0	$0	$0	($0)	$0	$0	$2,177,572

Quarter 12-31-20 loan borrowings, net	$309,675									$309,675

Quarter 12-31-20 Debt Discount adjustments	$(71,271)									$(71,271)

Quarter 12-31-20 debt conversion to equity	$(993,081)									$(993,081)
Balance @12-31-20 (j)	$1,426,894	$4,000	$0	$0	$0	$0	($0)	$0	$0	$1,422,895

NOTE 5 – CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2020 and 2019, the Company issued an aggregate of 2,241,141,195 and 9,251,217 shares of its common stock in settlement of the issued convertible notes payable and accrued interest.

For the years ended December 31, 2020 and 2019, the Company recorded amortization of debt discounts of $1,658,395 and $2,906,843, respectively, as a charge to interest expense.

Convertible notes payable are comprised of the following:

	2020	2019
Convertible note payable – Power Up Lending Group	$35,000	$294
Convertible note payable – Crown Bridge Partners	$172,500	$110,000
Convertible note payable – Odyssey Funding LLC	$—	$250,000
Convertible note payable – Paladin Advisors LLC	$—	$75,000
Convertible note payable- GS Capital Partners LLC	$143,500	$173,000
Convertible note payable – Natural Plant Extract	$—	$56,085
Convertible note payable – Robert L. Hymers III	$70,000	$96,553
Convertible note payable – Geneva Roth	$33,500	$—
Convertible note payable – Dutchess Capital Partners	$10,000	$—
Convertible note payable – Redstart HLDGS	$109,000	$—
Convertible note payable – GW Holdings	$98,175	$—
Convertible notes payable-St George-due Dec 31,2020 and 2019	$1,160,726	$2,947,890
Total	$1,832,401	$3,708,822
Less debt discounts	$(405,507)	$(808,980)
Net	$1,426,894	$2,899,842
Less current portion	$(1,426,894)	$(2,899,842)
Long term portion	$—	$—

Convertible notes payable-Power Up Lending

From July 1 through September 12, 2019, the Company issued four convertible promissory notes in the aggregate principal amount of $294,000 to Power Up Lending (“Power Up”). The promissory notes bear interest at 10% per annum, are due one year from the respective issuance date and include an original issuance discount (“OID”) in aggregate of $12,000. Interest shall accrue from the issuance date, but interest shall not become payable until the notes becomes payable. The notes are convertible at any time at a conversion rate equal to 61% of the Market Price (defined as the lowest trading price during the 15-trading-day period prior to the conversion date). Upon the issuance of these convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the debentures, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $33,542 is being amortized to interest expense over the respective terms of the notes.

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

As of December 31, 2020, the Company owed an aggregate of $35,000 of principal and $1,167 of accrued interest on these convertible promissory notes.

Convertible notes payable-Crown Bridge Partners

From October 1 through December 31, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $225,000 to Crown Bridge Partners LLC (“Crown Bridge”). The promissory notes bear interest at 10% per annum, are due one year from the respective issuance date and include an original issuance discount (“OID”) in aggregate of $22,500. Interest shall accrue from the issuance date, but interest shall not become payable until the notes becomes payable. The notes are convertible at any time at a conversion rate equal to 60% of the Market Price (defined as the lowest trading price during the 15-trading-day period prior to the conversion date). Upon the issuance of these convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the debentures, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $78,056 is being amortized to interest expense over the respective terms of the notes.

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

As of December 31, 2020, the Company owed an aggregate of $172,500 of principal and $6,500 of accrued interest on these convertible promissory notes.

Convertible notes payable-Odyssey Funding LLC

On October 30, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $250,000 to Odyssey Funding LLC (“Odyssey”). The promissory notes bear interest at 12% per annum, are due one year from the respective issuance date and include an original issuance discount (“OID”) in aggregate of $0. Interest shall accrue from the issuance date, but interest shall not become payable until the notes becomes payable. The notes are convertible at any time at a conversion rate equal to 55% the average of the two lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC market exchange which the Company's shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent (provided such Notice of Conversion is delivered by fax or other electronic method of communication to the Company or its transfer agent after 4 P.M. Eastern Standard or Daylight Savings Time if the Holder wishes to include the same day closing price). If the shares have not been delivered within 3 business days, the Notice of Conversion may be rescinded. Such conversion shall be effectuated by the Company delivering the shares of Common Stock to the Holder within 3 business days of receipt by the Company of the Notice of Conversion. Accrued but unpaid interest shall be subject to conversion. No fractional shares or scrip representing fractions of shares will be issued on conversion, but the number of shares issuable shall be rounded to the nearest whole share. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC "Chill" on its shares, the conversion price shall be decreased to 45% instead of 55% while that "Chill" is in effect. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days' prior written notice by the Investor).

As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $0 is being amortized to interest expense over the respective terms of the notes. As of December 31, 2020, the Company owed an aggregate of $0 of principal and $0 of accrued interest on these convertible promissory notes.

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

The aggregate debt discount of $0 is being amortized to interest expense over the respective terms of the notes. As of December 31, 2020, the Company owed an aggregate of $0 of principal and $0 of accrued interest on these convertible promissory notes.

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

As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $92,396 is being amortized to interest expense over the respective terms of the notes. As of December 31, 2020, the Company owed an aggregate of $143,500 of principal and $2,789 of accrued interest on these convertible promissory notes.

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

The promissory notes are convertible, at any time at the lender’s option, at $2.40 per share. However, in the event the Company’s market capitalization (as defined) falls below $30,000,000, the conversion rate is 60% of the 3 lowest closing trade prices due the 20 trading days immediately preceding date of conversion, subject to additional adjustments, as defined. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the lender conversion price. The Company has a right to prepayment of the note, subject to a 15% prepayment premium and is secured by a trust deed of certain assets of the Company. .

In December 2020, the Company entered into two convertible promissory notes in the aggregate amount of $160,000 of principal with an Bucktown Capital LLC, entity controlled by the owners of St. George. The Company received net proceeds of $150,000. The notes mature in December 2020 and bear interest at 8% or 22% in the event of default. The notes are convertible at the lender’s option at any time at a fixed price of $0.002 per common share, subject to normal adjustment for common stock splits.

As of December 31, 2020, the Company owed $1,160,726 of principal and $349,458 of accrued interest on the above convertible promissory notes.

Convertible notes payable - Robert L. Hymers III

On December 23, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $96,552 to Robert L. Hymers III (“Hymers”) in satisfaction of funds owed to Mr. Hymers from his consulting contract with the Company for past services rendered and completed. The promissory notes bear interest at 10% per anum, and is due six months from the respective issuance date of the note along with accrued and unpaid interest. Principal and interest to be payable as provided below on that date which is six months from the date of issuance (the “Maturity Date”). All payments due hereunder (to the extent not converted into common stock, $0.001 par value per share (the “Common Stock”) in accordance with the terms of this agreement and shall be made in lawful money of the United States of America. All payments shall be made at such address as the Holder shall hereafter give to the Company by written notice made in accordance with the provisions of this Note. Whenever any amount expressed to be due by the terms of this Note is due on any day which is not a business day, the same shall instead be due on the next succeeding day which is a business day and, in the case of any interest payment date which is not the date on which this Note is paid in full, the extension of the due date thereof shall not be taken into account for purposes of determining the amount of interest due on such date. As used in this Note, the term “business day” shall mean any day other than a Saturday, Sunday or a day on which commercial banks in the city of New York, New York are authorized or required by law or executive order to remain closed.

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

The aggregate debt discount of $46,666 is being amortized to interest expense over the respective terms of the notes. As of December 31, 2020, the Company owed an aggregate of $70,000 of principal and $1,005 of accrued interest on these convertible promissory notes. The derivative liability at December 31, 2020 associated with this convertible note was $149,067.

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

Settlement and Release of All Claims Agreement

On February 3, 2020, the Company and NPE entered into a settlement and release of all claims agreement. In exchange for a complete release of all claims, the Company and NPE (1) agreed to reduce our interest in NPE from 20% to 5%; (2) we agreed to pay NPE a total of $85,000 as follows: $35,000 concurrent with the execution of the Settlement and Release of All Claims Agreement, and $25,000 no later than the 5th calendar day for each of the two months following execution of Settlement and Release of All Claims Agreement; and, (3) to retire the balance of our original valuation obligation from the material definitive agreement, representing a shortfall of $56,085, in a convertible promissory note, with terms allowing NPE to convert the note into common stock of MCOA at a 50% discount to the closing price of MCOA’s common stock as of the maturity date.

As of the date of this filing, the Company satisfied its payment obligations under the settlement agreement.

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

For the year ended December 31, 2020 and 2019, the Company recorded a loss on the change in fair value of derivative liabilities of $4,698,072 and $2,123,570, respectively. For the years ended December 31, 2020 and 2019, the Company recorded amortization of debt discounts of $1,658,395 and $2,906,843, respectively, as a charge to interest expense, respectively.

At December 31, 2020, the Company determined the aggregate fair values of $4,426,057 of embedded derivatives. The fair values were determined using a binomial model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 164.49% to 278.82%, (3) weighted average risk-free interest rate of 0.09% to 0.17%, (4) expected life of 0.5 years to 2.6 years, and (5) estimated fair value of the Company's common stock from $0.0041 per share.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

 Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock as of December 31, 2020 and December 31, 2019. As of December 31, 2020, and 2019, the Company has designated and issued 10,000,000 shares of Class A Preferred Stock.

Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights. On November 9, 2020, the Company issued 2,000,000 shares of its Class B Preferred Common Stock to Jesus Quintero. The Class B Preferred Stock carries a voting preference of One Thousand (1,000) times that number of votes on all matters submitted to the shareholders that is equal to the number of shares of Common Stock (rounded to the nearest whole number), at the record date for the determination of the shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of such shareholders is affected. The issuance constitutes a change of control of the Company, as the voting preference of the issued Class B Preferred Stock provides Mr. Quintero with the right to control a majority of the votes of shareholders eligible to cast votes on any matter brought before the stockholders. The Class B shares were valued at $2,229,027 and recognized as stock-based compensation expense during the year ended December 31, 2020. As of December 31, 2020 and 2019, there were 2,000,000 shares of Class B Preferred Stock outstanding. The Class B Preferred Stock is not convertible into common shares.

Common stock

The Company is authorized to issue 15,000,000,000 shares of $0.001 par value common stock as of December 31, 2020 and 2019. As of December 31, 2020, and 2019, the Company had 3,136,774,861 and 77,958,081, respectively, common shares issued and outstanding.

In 2020, the Company issued an aggregate of 217,396,427 of its common stock for services rendered with an estimated fair value of $785,861.

In 2020, the Company issued an aggregate of 2,291,141,317 shares of its common stock in settlement of convertible notes payable and accrued interest with an estimated fair value of $3,916,940.

In 2020, the Company issued an aggregate of 21,276,596 shares of its common stock in conversion of related party notes payable with an estimated fair value of $50,000.

In 2020, the Company issued an aggregate of 51,054,211 common shares of its common stock in exchange for exercise of warrants on a cashless basis.

In 2020, the Company sold shares 268,679,513 shares of its common stock with an estimated value of $478,685.

In 2020, the Company issued 205,582,494 shares of its common stock with an estimated value of $762,723 to settle liabilities.

In 2020, the Company issued an aggregate of 3,677,889 common shares in settlement of a legal cases with an estimated fair value of $956,251.

In 2020, the Company issued an aggregate of 8,333 common shares to settle amounts previously accrued with an estimated value of $6,700.

On September 3, 2019, the Company completed a 1 for 60 reverse stock-split of its common stock.

In 2019, the Company issued an aggregate of 141,669 shares of its common stock in settled amounts previously accrued with an estimated fair value of $193,800.

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

The following table summarizes the stock option activity for the years ended December 31, 2020 and 2019:

	Shares		Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	16,666,667		$0.30	7.76	$15,400,000
Granted	—
Forfeitures or expirations	—
Outstanding at December 31, 2020	16,666,667		$0.30	6.76	$15,296,667
Granted	—
Forfeitures or expirations	(16,666,667)		0.30
Outstanding at December 31, 2020	0	(1)	$—	—	—
Exercisable at December 31, 2020	0	(1)	$—	—	$—

(1) On February 27, 2019, Donald Steinberg and Charles Larsen cancelled previously issued options to purchase an aggregate of 16,666,667 shares at an average exercise price of $0.30 per share, representing 100% of all previously issued option.

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0 and $0 as of December 31, 2020 and 2019, respectively, which would have been received by the option holders had those option holders exercised their options as of that date.

The following table presents information related to stock options at December 31, 2020(1):

Options Outstanding(1)		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life In Years	Exercisable Number of Options
$-	-	-	-

The stock-based compensation expense related to option grants was $0 and $0 during the years ended December 31, 2020 and 2019, respectively.

(1) On February 27, 2019, Donald Steinberg and Charles Larsen cancelled previously issued options to purchase an aggregate of 16,666,667 shares at an average exercise price of $0.30 per share, representing 100% of all previously issued options.

Warrants

The following table summarizes the stock warrant activity for the two years ended December 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	1,847,447	$1.98
Granted	2,370,298	1.78
Exercised	(192,521)	1.80
Forfeitures or expirations	(14,113,000)	$1.98
Outstanding at December 31, 2019	4,011,111	2.15
Granted	6,980,769	0.01
Exercised	(192,521)	1.78
Increase due to reset provision	322,906,286	0.0004
Exercised	(40,843,463)	0.0027
Forfeitures or expirations	—
Outstanding at December 31, 2020	293,054,702	$0.0011	2.2	$1,023,306
Exercisable at December 31, 2020	293,054,702	$0.0011	2.27	$1,023,306

Certain warrants issued to debt holders have reset provisions whereby upon subsequent issuances of common stock at a price below the current exercise price, the number of warrants increase and the exercise price is reduced to the new price. The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.004 and $0.07 as of December 31, 2020 and 2019, respectively, which would have been received by the warrant holders had those option holders exercised their warrants as of that date.

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

As of December 31, 2020, and 2019, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of December 31, 2020, and 2019, the Company did not have any derivative instruments that were designated as hedges.

The combined derivative and warrant liability as of December 31, 2020 and 2019, in the amounts of $4,426,057 and $5,693,071 respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the two years ended December 31, 2020:

The derivative liabilities as of December 31, 2020 and 2019, in the amount of $4,426,057 and $5,693,071, respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2020:

Debt Derivative
Balance, December 31, 2019	$5,693,071
Increase resulting from initial issuances of additional convertible notes payable	1,714,442
Decreases resulting from conversion or payoff of convertible notes payable	(7,679,528)
Loss due to change in fair value included in earnings	4,698,072
Balance, December 31, 2020	$4,426,057

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the year ended December 31, 2020, the Company’s stock price decreased significantly from initial valuations. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related and working capital purposes. As of December 31, 2020, and 2019, there were no related party advances outstanding.

As of December 31, 2020 and 2019, accrued compensation due officers and executives included as accrued compensation was $79,214 and $4,875, respectively.

For the years ended December 31, 2020 and 2019, the Company had sales to related parties of $13,069 and $21,157, respectively.

During the year ended December 31, 2020, the Company issued 2,000,000 shares of Class B Preferred Stock to the Company’s CEO that were valued at $2,229,027. See Note 7.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Employment contracts

On February 3, 2020, we entered into an executive employment agreement with Jesus Quintero, our CEO and CFO providing for gross salary of $15,000 monthly, consisting of $12,000 in cash and $3,000 worth of our common stock valued on the closing price of our common stock on the last trading day of each month.

On February 28, 2020, the Company entered into executive contracts with its directors Edward Manolos and Themistocles Psomiadis. The agreements are for a term lasting from the effective date until the earlier of the date of the next annual or special stockholders meeting called for the purposes of electing directors, and the earliest of the following to occur: (a) the death of the Director; (b) the termination of the Director from his membership on the Board by the mutual agreement of the Company and the Director; (c) the removal of the Director from the Board by the majority stockholders of the Company; and (d) the resignation by the Director from the Board. Mr. Psomiadis and Mr. Manolos’ 2020 contracts provide for payments of $5,000 quarterly.

Operating lease

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

The Company has right-of-use assets of $7,858 and operating lease liabilities of $7,858 as of December 31, 2020. Operating lease expense for the year ended December 31, 2020 was $51,526. The Company had cash used in operating activities related to leases of $29,931 during the year ended December 31, 2020. The lease has a remaining term of six months.

The following table provides the maturities of lease liabilities at December 31, 2020:

Maturity of Lease Liabilities at December 31, 2020
2020	$—
2021	8,089
2021 and thereafter	—
—
Total future undiscounted lease payments	8,089
Less: Interest	(231)
Present value of lease liabilities	$7,858

Minimum lease payments under the Company’s operating lease under ASC 842 for 2021 is $7,858.

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

Background

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

Caren Glasser

On March 2, 2020, Caren Glasser filed a request for arbitration against the Company alleging non-payment for past due compensation. The case was filed in the in the American Arbitration Association under Case no. 01-20-0000-6290. The Company and Ms. Glasser agreed to settle her dispute on May 7, 2020. The settlement agreement obligates the Company to pay Ms. Glasser $24,000 thirty days after Ms. Glasser executes the agreement, consistent with the Older Workers Benefit Protection Act (29 U.S.C. § 626(f). The Company made this payment and the case concluded.

NOTE 11 – INCOME TAXES

As of December 31, 2020, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $86,309,595, expiring in the year 2038, that may be used to offset future taxable income, but could be limited under Section 382. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

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

The Company is required to file income tax returns in the U.S. Federal jurisdiction and in California. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2017.

The Company’s deferred taxes as of December 31, 2020 and 2019 consist of the following:

	2020	2019
Non-Current deferred tax asset:
Net operating loss carry-forwards	$86,309,595	$74,164,213
Valuation allowance	(86,309,595)	(74,164,213)
Net non-current deferred tax asset	$—	$—

NOTE 12 – SUBSEQUENT EVENTS

On January 5, 2021, the registrant appointed Tad Mailander as an independent member of its board of directors.

On February 26, 2021, the “Company”) entered into a Share Exchange Agreement with Eco Innovation Group, Inc., a Nevada corporation quoted on OTC Markets Pink (“ECOX”), to acquire the number of shares of ECOX’s common stock, par value $0.001, equal in value to $650,000 based on the per-share price of $0.06, in exchange for the number of shares of Company common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date (the “Share Exchange Agreement”). For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000.

Complementary to the Share Exchange Agreement, the Company and ECOX entered into a Lock-Up Agreement dated February 26, 2021 (the “Lock-Up Agreement”), providing that the shares of common stock acquired pursuant to the Share Exchange Agreement shall be subject to a lock-up period preventing its sale for a period of 12 months following issuance and limiting the subsequent sale to aggregate maximum sale value of $20,000 per week, or $80,000 per month.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

· pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets.

· provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and,

· provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management identified the following material weaknesses:

· we do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is management’s view that such a committee, including a financial expert board member, is an important entity level control of the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

· we have not performed a risk assessment and mapped our processes to control objectives.

· we have not implemented comprehensive entity-level internal controls.

· we have not implemented adequate system and manual controls; and

· we do not have sufficient segregation of duties.

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of December 31, 2020.

REMEDIATION OF MATERIAL WEAKNESSES

We plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

· We intend to allocate resources to perform a risk assessment and map processes to control objectives and, where necessary, implement and document internal controls in accordance with COSO.

· Our entity-level controls are, generally, informal and we intend to evaluate current processes, supplement where necessary, and document requirements.

· While we have implemented procedures to identify, evaluate and record significant transactions, we need to formally document these procedures and evidence the performance of the related controls.

· We plan to evaluate system and manual controls, identify specific weaknesses, and implement a comprehensive system of internal controls.

Management understands that in order to remediate the material weaknesses, additional segregation of duties, changes in personnel and technologies are necessary. We will not consider these material weaknesses fully remediated until management has tested those internal controls and found them to be operating effectively.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, because pursuant to the rules of the SEC we are neither an accelerated filer nor a larger accelerated filer.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We implemented the following changes to our internal control over financial reporting during the year ended December 31, 2020:

· Implemented a formal quarterly review of financial information, in comparison with the quarterly budget;

· Account reconciliations are now prepared for all material accounts and reviewed on a monthly basis;

· Formal board meetings are held at least once a month wherein all board members are apprised of material developments;

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director nominee, as of December 31, 2020.

Name	Principal Occupation	Age	Director Since
Edward Manolos	Director	46	2019
Jesus Quintero	Director, Chairman of the Board, CEO, CFO	59	2019
Marco Guerrero	Director	48	2020
Tad Mailander	Independent Director	65	2021

Jesus Quintero, Director. From January, 2013 to September, 2014, Mr. Quintero served as the Chief Financial Officer of Brazil Interactive Media, Inc. and Mass Roots, Inc. (OTC: MSRT). Mr. Quintero resigned as CFO for Mass Roots Inc. (OTC: MSRT ) on March 29, 2021. From 2011 to the present, Mr. Quintero has served as a financial consultant to several multi-million dollar businesses in South Florida. He has extensive experience in public company reporting and SEC/SOX compliance, and held senior finance positions with Avnet, Inc. (NYSE: AVT), Latin Node, Inc., Globetel Communications Corp. (AMEX: GTE) and Telefonica of Spain. His prior experience also includes tenure with Price Waterhouse and Deloitte & Touche. Mr. Quintero earned a B.S. in Accounting from St. John’s University and is a certified public accountant.

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

Marco Guerrero, Director. Mr. Guerrero holds a bachelor’s degree in business administration and a post graduate degree in Controllership from Instituto Presbiteriano Mackenzie, in Brazil. He studied in the UK and worked for several years in the USA in partnership with reinsurance agents. He is a professional executive with more than 20 years of experience in insurance and reinsurance. He is the co-founder of Truster Brasil, a reputable reinsurance company specializing in Latin America and the Caribbean.

Tad Mailander, Independent Director. Mr. Mailander serves as independent director. Mr. Mailander is an attorney licensed to practice before all of the Courts in the State of California. Mr. Mailander has been in practice since 1991 and is a member of the State Bar of California, the bars of the United States District Court for the Southern District of California, and the United States Court of Appeal for the Ninth Circuit.

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer, chief development officer, chief operating officer and chief technology officer. The following table sets forth information regarding our executive officers as of December 31, 2020.

Name	Principal Occupation	Age	Officer Since
Jesus Quintero(1)	CEO, Treasurer	59	2019
Jesus Quintero	CFO	59	2018

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

Based solely on our review of such forms furnished to us, we believe that all filing requirements applicable to our other executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2020 were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Jesus Quintero	2020	119,658	-	273,113	—	—	392,771
Principal Financial Officer, Principal Executive Officer(1)	2019	46,500	$2,500	262,333	—	—	311,333

(1) The Company appointed Jesus Quintero CFO on August 31, 2018 and CEO on December 6, 2019.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Outstanding Equity Awards at December 31, 2020

As of December 31, 2020, no stock-based compensation awards to any of our named executive officers were outstanding.

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2020 by each individual who served as a non-employee director at any time during the fiscal year:

2020 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Edward Manolos	20,000	356,833	376,833
Jesus Quintero	38,220	273,113	311 ,333

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2020 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent(3)
Named Executive Officers and Directors:
Jesus Quintero	12,670,853	*
Edward Manolos	6,100,000	*
Robert Coale(4)	1,683,333	*
Themistocles Psomiadis(5)	13,431,632	*
Marco Guerrero(6)	107,507	*
All executive officers and directors as a group (5 persons)	33,993,325

*Denotes less than 1%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Readers should refer to the table below for disclosures of the ownership of Preferred Class “A” shares which carry separate voting rights and preferences.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.

(3)	Calculated on the basis of 3,136,774,861 shares of common stock outstanding as of December 31, 2020, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after December 31, 2020.

(4)	Mr. Coale resigned as director on March 30, 2020.

(5)	Mr. Psomiadis was appointed director on April 2, 2020 and resigned on December 4, 2020.

(6)	Mr. Guerrero was appointed director on June 12, 2020.

The following table sets forth information known to us regarding the beneficial ownership of our Class “A” preferred common stock as of December 31, 2020.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of Class
Class “A” Preferred Stock	Jesus Quintero 16860 Southwest 1st Street Pembroke Pines, FL 33027	8,666,666	72.22%
Class “B” Preferred Stock	Jesus Quintero 16860 Southwest 1st Street Pembroke Pines, FL 33027	2,000,000	100%
Class “A” Preferred Stock	Edward Manolos 1100 Wilshire Boulevard #2808 Los Angeles CA 90017	3,333,333	27.78%

(1)

Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Class “A” preferred common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. The holders of the Class “A” Preferred Stock shall vote for the election of directors, and shall have full voting rights, except that each Class “A” Preferred share shall entitle the holder to exercise one hundred (100) votes for each one (1) Class A Preferred Share held. By virtue of his ownership of 8,666,666 shares of Class “A” Preferred Common Stock, Mr. Jesus Quintero beneficially owns in excess of 50% of the votes eligible to be cast on any decision regarding corporate actions under Utah law that are assigned to a vote of the stockholders, including but not limited to: (i) the sale of all or substantially all of its property; (ii) the election of directors; (iii) dissolving the corporation; (iv) amending the articles of incorporation; and, (v) approving a merger or consolidation. The beneficial owners of the Class “A” Preferred Stock vote with the common stockholders and the designated preferences cannot be modified but for a majority vote of the common shares eligible to vote as a class.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to Item 404(d) of Reg. SK, we have entered into the following related party transactions for the fiscal year ended December 31, 2020:

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2020 and 2019 by L&L CPAs, PA:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees(1)	$59,425	$55,032
Audit-Related Fees(2)	—	—
Tax Fees(3)	10,709	—
All Other Fees(4)	15,000	—
Total	$85,134	$55,032

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by L&L CPAs, PA in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.

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

Date: April 14, 2021	MARIJUANA COMPANY OF AMERICA, INC.
	By:	/s/ Jesus M Quintero Jesus M Quintero Principal Executive Officer

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

Name	Title	Date

/s/ Jesus M. Quintero	Principal Executive Officer	April 14, 2021
Jesus M Quintero

/s/ Jesus M. Quintero	Principal Accounting Officer	April 14, 2021
Jesus M Quintero

/s/ Edward Manolos
Edward Manolos	Director	April 14, 2021

/s/ Jesus M. Quintero	Director	April 14, 2021
Jesus M Quintero

/s/ Marco Guerrero Marco Guerrero	Director	April 14, 2021

/s/ Tad Mailander	Director	April 14, 2021
Tad Mailander