Form 10-Q
period 2021-03-31
Marijuana Co of America, Inc.
filed 2021-05-19
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-27039

MARIJUANA COMPANY OF AMERICA, INC.

(Exact Name of Registrant as Specified in its Charter)

Utah	98-1246221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1340 West Valley Parkway, Suite 205
Escondido, CA	92029
(Address of principal executive offices)	(Zip Code)

(888) 777-4362

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding at May 19, 2021 was 4,856,957,259.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common shares and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout our most recent Annual Report on Form 10-K as may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to the reports we file with the SEC completely and with the understanding that our actual future results may be materially different from what we expect.  You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof.  Because the risk factors in our SEC reports could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$639,983	$74,503
Short-term Investments	859,197	239,063
Accounts receivable, net	6,807	8,640
Inventory	91,271	103,483
Prepaid Insurance	46,156	55,783
Other current assets	95,564	56,121
Total current assets	1,738,978	537,593

Property and equipment, net	7,182	6,542

Other assets:
Long-term Investments	2,202,001	1,552,001
Right-of-use-assets	3,978	7,858
Security deposit	2,500	2,500

Total assets	3,954,639	2,106,494

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	488,995	480,877
Accrued compensation	24,000	79,214
Accrued liabilities	27,352	401,461
Notes payable, related parties	20,000	40,000
Loans payable PPP Stimulus	35,500	35,500
Convertible notes payable, net of debt discount of $773,797 and $808,980, respectively	258,878	1,426,894
Right-of-use liabilities - current portion	3,978	7,858
Subscriptions payable	669,783	670,000
Derivative liability	3,580,915	4,426,057
Total current liabilities	5,109,401	7,567,861

Total liabilities	5,109,401	7,567,861

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	10,000	10,000
Class B preferred stock, $0.001 par value, 5,000,000 shares designated, 2,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	2,000	2,000
Common stock, $0.001 par value; 15,000,000,000 shares authorized; 4,780,073,945 and 3,136,774,861 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	4,780,074	3,136,775
Common stock to be issued, 1,000,000 and 11,892,411 shares, respectively	1,000	11,892
Additional paid in capital	84,019,749	77,687,561
Accumulated deficit	(89,967,585)	(86,309,595)
Total stockholders' deficit	(1,154,762)	(5,461,367)

Total liabilities and stockholders' deficit	$3,954,639	$2,106,494

See the accompanying notes to these unaudited condensed consolidated financial statements

 MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

UNAUDITED

	2021	2020
REVENUES:
Sales	$34,930	$78,647
Related party Sales	—	3,172
Total Revenues	34,930	81,819

Cost of sales	25,180	34,205

Gross Profit	9,750	47,614

OPERATING EXPENSES:
Depreciation	1,391	1,746
Selling and marketing	107,549	126,455
Payroll and related	138,145	101,199
Stock-based compensation	19,900	6,000
General and administrative	525,682	204,371
Total operating expenses	792,667	439,771

Net loss from operations	(782,917)	(392,157)

OTHER INCOME (EXPENSES):
Interest expense, net	(1,100,962)	(890,151)
Impairment gain (Loss) on Joint Ventures	—	(268,002)
Income (loss) on equity investment	—	(126,845)
Loss on change in fair value of derivative liabilities	(2,326,018)	(430,692)
Unrealized Gain (loss) on trading securities	620,134	(13,945)
(Loss) Gain on settlement of debt	(68,227)	3,490
Total other income (expense)	(2,875,073)	(1,726,145)

Net loss before income taxes	(3,657,990)	(2,118,302)

Income taxes (benefit)	—	—

NET INCOME (LOSS)	$(3,657,990)	($2,118,302)

Loss per common share, basic and diluted	$(0.00)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted (after stock-split)	4,028,293,332	94,235,680

See the accompanying notes to these unaudited condensed consolidated financial statements

 MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

 FOR THE THREE MONTHS ENDED MARCH  31, 2021 AND 2020

UNAUDITED

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Stock	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2019	10,000,000	$10,000	—	$—	77,958,081	$77,958	—	$—	$—	$63,467,054	$(74,164,213)	$(10,609,201)
Common stock issued to settle amounts previously accrued	—	—	—	—	8,333	8	—	—	—	$6,692	—	6,700
Common stock issued for services rendered	—	—	—	—	8,333	8	—	—	—	306	—	314
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	—	—	32,805,286	32,805	—	—	—	600,895	—	633,700
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	—	—	12,244,897	12,245	1,000,000	1,000	—	342,755	—	356,000
Common shares issued in settlement of legal case	—	—	—	—	3,677,889	3,678	—	—	—	952,573	—	956,251
Reclassification of derivative liabilities to additional paid in capital	—	—	—	—	—	—	—	—	—	659,160	—	659,160
Net Loss	—	—	—	—	—	—	—	—	—	—	(2,118,302)	(2,118,302)
Balance, March 31, 2020	10,000,000	$10,000	—	$—	126,702,819	$126,702	1,000,000	$1,000	$—	$66,029,435	$(76,282,515)	$(10,115,378)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Stock	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2020	10,000,000	$10,000	2,000,000	$2,000	3,136,774,841	$3,136,775	11,892,411	$11,892	$—	$77,687,561	$(86,309,595)	$(5,461,367)
Common stock issued for services rendered	—	—	—	—	1,000,020	1,000	—	—	—	9,900	—	10,900
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	—	—	621,622,284	621,622	—	—	—	952,534	—	1,574,156
Issuance of common stock for settlement of liabilities	—	—	—	—	3,027,031	3,027	(10,892,411)	(10,892)	—	16,488	—	8,623
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	—	—	400,000,000	400,000	—	—	—	(400,000)	—	—
Sale of common stock	—	—	—	—	575,714,285	575,714	—	—	—	669,286	—	1,245,000
Issuance of common stock for investments	—	—	—	—	41,935,484	41,936	—	—	—	608,065	—	650,000
Reclassification of derivative liabilities to additional paid in capital	—	—	—	—	—	—	—	—	—	4,475,915	—	4,475,916
Net Loss	—	—	—	—	—	—	—	—	—	—	(3,657,990)	(3,657,990)
Balance, March 31, 2021	10,000,000	$10,000	2,000,000	$2,000	4,780,073,945	$4,780,074	1,000,000	$1,000	$—	$84,019,749	$(89,967,585)	$(1,154,762)

See the accompanying notes to these unaudited condensed consolidated financial statements

 MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

UNAUDITED

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,657,990)	$(2,118,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	311,710	436,593
Depreciation and amortization	1,391	1,746
Impairment Loss on equity method investee	—	268,002
Impairment loss on equity investment	—	126,845
Loss on change in fair value of derivative liability	2,326,018	430,692
Interest expense recognized for the excess of fair value of derivative liability over net book value of notes payable at issuance	694,755	206,094
Loss on share inducement and settlement of warrant liability	—	138,885
Stock-based compensation	10,900	6,000
Unrealized (Gain) Loss on trading securities	(620,134)	13,946
Loss on settlement of liabilities	71,647	—
Changes in operating assets and liabilities:
Accounts receivable	1,833	5,443
Inventories	12,212	12,787
Prepaid expenses and other current assets	(29,816)	(34,329)
Accounts payable	74,178	(78,764)
Accrued expenses and other current liabilities	(159,063)	(12,881)
Right-of-use assets	3,880	3,399
Right-of-use liabilities	(3,880)	(3,399)
Accrued compensation	—	—
Net cash provided by (used in) operating activities	(962,359)	(597,243)

Cash flows from investing activities:
Purchases of property and equipment	(2,031)	(1,271)
Net cash provided by (used in) investing activities	(2,031)	(1,271)

Cash flows from financing activities:
Proceeds from issuance of notes payable	535,000	442,000
Repayments of notes payable	(230,130)	—
Repayments to related parties	(20,000)	—
Proceeds from sale of common stock	1,245,000	—
Net cash provided by (used in) financing activities	1,529,870	442,000

Net increase (decrease) in cash	565,480	(156,514)

Cash at beginning of period	74,503	211,765

Cash at end of period	$639,983	$55,251

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—

Non cash financing activities:
Common stock issued in settlement of convertible notes payable	$1,574,156	$633,700
Reclassification of derivative liabilities to additional paid-in capital	$4,475,915	$659,160
Common stock issued for investment	$650,000	$—
Common stock issued to settle liabilities	$8,622	$—
Common shares issued in settlement of legal case	$—	$956,251

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Marijuana Company of America, Inc. (the “Company”) was incorporated under the laws of the State of Utah in October 1985 under the name Mormon Mint, Inc. The corporation was originally organized to manufacture and market commemorative medallions related to the Church of Jesus Christ of Latter Day Saints. On January 5, 1999, Bekam Investments, Ltd. acquired 100% of the common shares of the Company and spun the Company off changing its name Converge Global, Inc. From August 13, 1999 until November 20, 2002, the Company focused on the development and implementation of Internet web content and e-commerce applications. In October 2009, in a 30 for 1 exchange, the Company merged with Sparrowtech, Inc. for the purpose of exploration and development of commercially viable mining properties. From 2009 to 2014, the Company operated primarily in the mining exploration business.

In 2015, the Company changed its business model to a marketing and distribution company for medical marijuana, and changed its name to Marijuana Company of America, Inc. At the time of the transition in 2015, there were no remaining assets, liabilities or operating activities of the mining business.

On September 21, 2015, the Company formed H Smart, Inc. in the State of Delaware as a wholly-owned subsidiary of the Company for the purpose of operating the hempSMART™ brand.

On February 1, 2016, the Company formed MCOA CA, Inc. in the State of California as a wholly-owned subsidiary of the Company to facilitate mergers, acquisitions and the offering of investments or loans to the Company.

On May 3, 2017, the Company formed Hempsmart Limited in the United Kingdom as a wholly-owned subsidiary of the Company for the purpose of future expansion into the European market.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, H Smart, Inc., Hempsmart Limited and MCOA CA, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements [set forth in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2021 (the “Annual Report”)].

Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, for the three months ended March 31, 2021, the Company incurred net losses from operations of $782,917 and used cash in operations of $962,359. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds for the three months ended March 31, 2021 has been from revenue generated from the proceeds related to the issuance of common stock, convertible and other debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2021 and beyond as it continues to develop its direct sales and marketing programs; however, no assurance can be provided that the Company will not continue to experience losses in the future. The Company has stockholders' deficiencies at March 31, 2021 and requires additional financing to fund future operations.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. There can be no assurance that the Company’s financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. There can be no assurance that the Company will be successful in developing profitable operations or that it will be able to obtain financing on favorable terms, if at all. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective Accounting Standards Updates (“ASU”) 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current GAAP. Revenue is now recognized in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition. The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted FASB ASC Topic 606 for its reporting period as of the year ended December 31, 2017, which made its implementation of FASB ASC Topic 606 effective in the first quarter of 2018. The Company decided to implement the modified retrospective transition method to implement FASB ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, the Company applied the new standards to all new contracts initiated on or after the effective date. The Company also decided to apply this method to any incomplete contracts that it determines are subject to FASB ASC Topic 606 prospectively. For the quarter ended March 31, 2021, there were no incomplete contracts. As more fully discussed below, the Company is of the opinion that none of its contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

Contracts included in its application of FASB ASC Topic 606, for the quarter ended March 31, 2021, consisted solely of sales of the Company’s hempSMART™ products made by its sales associates and by the Company directly through its website. Regarding its offered financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended 2020 and, 2019, or for the quarter ended March 31, 2021.

In accordance with FASB ASC Topic 606, Revenue Recognition, the Company is of the opinion that none of its hempSMART™ product sales or offered consulting service, each of which are discussed below, have a significant financing component. The Company’s opinion is based upon the transactional basis for its product sales, with revenue recognized upon customer order, payment and shipment, which occurs concurrently. The Company’s evaluation of the length of time between the customer order, payment and shipping is not a significant financing component, because shipment occurs the same day as the order is placed and payment made by the customer. The Company’s evaluation of its consulting services is based upon recognizing revenue as the services are performed for a determinable price per hour. The Company only recognizes revenues as it incurs and charges billable hours. Because the Company’s hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, the Company is of the opinion that such arrangements are not an indicator of a vendor or customer based significant financing, that would materially change the amount of revenue the Company recognizes under the contract or would otherwise contain a significant financing component under FASB ASC Topic 606.

Product Sales

Revenue from product sales, including delivery fees, is recognized when (1) an order is placed by the customer; (2) the price is fixed and determinable when the order is placed; (3) the customer is required to and concurrently pays for the product upon order; and, (4) the product is shipped. The evaluation of the Company’s recognition of revenue after the adoption of FASB ASC 606 did not include any judgments or changes to judgments that affected the Company’s reporting of revenues, since its product sales, both pre and post adoption of FASB ASC 606, were evaluated using the same standards as noted above, reflecting revenue recognition upon order, payment and shipment, which all occurs concurrently when the order is placed and paid for by the customer, and the product is shipped. Further, given the facts that (1) the Company’s customers exercise discretion in determining the timing of when they place their product order; and, (2) the price negotiated in the Company’s product sales is fixed and determinable at the time the customer places the order, and there is no delay in shipment, the Company is of the opinion that its product sales do not indicate or involve any significant customer financing that would materially change the amount of revenue recognized under the sales transaction, or would otherwise contain a significant financing component for the Company or the customer under FASB ASC Topic 606.

Consulting Services

The Company also offers professional services for financial accounting, bookkeeping or real property management consulting services based on consulting agreements. As of the date of this filing, the Company has not entered into any contracts for any financial accounting, bookkeeping and/or real property management consulting services that have generated reportable revenues for the years ended 2020 and 2019 or for the quarter ended March 31, 2021. The Company intends and expects these arrangements to be entered into on an hourly fixed fee basis.

For hourly based fixed fee service contracts, the Company intends to utilize and rely upon the proportional performance method, which recognizes revenue as services are performed. Under this method, in order to determine the amount of revenue to be recognized, the Company will calculate the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable. The Company only recognizes revenues as the Company incurs and charges billable hours. Because the Company’s hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, the Company of the opinion that such arrangements are not an indicator of a vendor or customer based significant financing, that would materially change the amount of revenue the Company recognizes under the contract or would otherwise contain a significant financing component under FASB ASC Topic 606.

The Company determined that upon adoption of ASC 606 there were no adjustments converting from ASC 605 to ASC 606 because product sales revenue is recognized upon customer order, payment and shipment, which occurs concurrently, and its consulting services are fixed and determinable and are only earned and recognized as revenue upon actual performance.

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

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to a concentration of credit risk are cash and accounts receivable. Occasionally, the Company’s cash in interest-bearing accounts may exceed FDIC insurance limits. The financial stability of these institutions is periodically reviewed by senior management.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis. Thus, trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2021 and December 31, 2020, allowance for doubtful accounts was $0 and $0, respectively.

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

Earnings per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the Company’s share-based awards and convertible securities were exercised or converted into common stock. The dilutive effect of the Company’s share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted earnings per share calculation. The dilutive effect of the Company’s convertible preferred stock and convertible debentures is computed using the if-converted method, which assumes conversion at the beginning of the year.

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

Investments

The Company follows ASC subtopic 321-10, Investments-Equity Securities (“ASC 321-10”) which requires the accounting for equity security to be measured at fair value with changes in unrealized gains and losses are included in current period operations. Where an equity security is without a readily determinable fair value, the Company may elect to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes (See Note 6).

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2021 and December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short-term notes because they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $69,868 and $26,277 as advertising costs for the three months ended March 31, 2021 and 2020, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2021, and 2020, the Company has not recorded any unrecognized tax benefits.

Segment Information

ASC subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's only material principal operating segment, hempSMART.

	For the Three Months Ended March 31,
	2021	2020
Revenues	$34,930	$81,819
Cost of Sales	25,180	34,205
Gross profit	9,750	47,614

Operating Expenses
Depreciation expense	1,391	1,746
Payroll and related	53,947	18,749
Selling and Marketing expenses	107,549	101,897
General and administrative expenses	55,801	67,949
Total Expenses	218,688	190,341

Net Loss from Operations	$(208,938)	$(142,727)

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

In considering its qualitative disclosure obligations under ASC 842-20-50-3, the Company examined its one lease for office space that has a fixed monthly rent with no variable lease payments and no options to extend. The lease is for an office space with no right of use assets. The lease does not provide for terms and conditions granting residual value guarantees by the Company, or any restrictions or covenants imposed by the lease for dividends or incurring additional financial obligations by the Company. The Company also elected a short-term lease exception policy and an accounting policy to not separate non-lease components from lease components for its facility lease.

Consistent with ASC 842-20-50-4, for the Company's quarterly financial statements for the period ended March 31, 2021 , the Company calculated its total lease cost based solely on its monthly rent obligation. The Company had no cash flows arising from its lease, no finance lease cost, short term lease cost, or variable lease costs. The Company’s office lease does not produce any sublease income or any net gain or loss recognized from sale and leaseback transactions. As a result, the Company did not need to segregate amounts between finance and operating leases for cash paid for amounts included in the measurement of lease liabilities, segregated between operating and financing cash flows; supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets; weighted-average calculations for the remaining lease term; or the weighted-average discount rate.

The adoption of this guidance resulted in no significant impact to the Company’s results of operations or cash flows.

COVID-19 – Going Concern

In March 2020, the World Health Organization declared the global emergence of the COVID-19 pandemic. The impact of COVID-19 on the Company’s business is currently unknown. The Company will continue to monitor guidance and orders issued by federal, state, and local authorities with respect to COVID-19. As a result, the Company may take actions that alter its business operations as may be required by such guidance and orders or take other steps that the Company determines are in the best interest of its employees, customers, partners, suppliers and stockholders.

Any such alterations or modifications could cause substantial interruption to the Company’s business and could have a material adverse effect on the Company’s business, operating results, financial condition, and the trading price of the Company’s common stock, and could include temporary closures of one or more of the Company’s facilities; temporary or long-term labor shortages; temporary or long-term adverse impacts on the Company’s supply chain and distribution channels; and the potential of increased network vulnerability and risk of data loss resulting from increased use of remote access and removal of data from the Company’s facilities. In addition, COVID-19 could negatively impact capital expenditures and overall economic activity in the impacted regions or depending on the severity, globally, which could impact the demand for the Company’s products and services.

It is unknown whether and how the Company may be impacted if the COVID-19 pandemic persists for an extended period of time or if there are increases in its breadth or in its severity, including as a result of the waiver of regulatory requirements or the implementation of emergency regulations to which the Company is subject. The COVID-19 pandemic poses a risk that the Company or its employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period.

The Company may incur expenses or delays relating to such events outside of its control, which could have a material adverse impact on its business, operating results, financial condition and the trading price of its common stock. The COVID-19 pandemic made our hempSMART products, which are considered a supplement, not as attractive to clients struggling to survive financially with less disposable income. Additionally, our staff were unable to work from our office. This created a less efficient environment for the sales team and our ability to fulfill orders.

NOTE 4 – OPERATING LEASE

On July 1, 2019, the Company entered into an amendment to its lease pursuant to which the Company extended the term of its office lease located in Escondido, California  for two years such that the lease will expire on June 30, 2021. Pursuant to the lease, the Company shall pay a base monthly lease of $1,309 per month through June 30, 2020 and $1,348 to June 30, 2021.

To evaluate the impact on adoption of ASC 842 – Leases, on the accounting treatment for leasing of real office property referred to as the “Premises,” the Company utilizes the incremental borrowing rate in determining the present value of lease payments, unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 10% to estimate the present value of the right-of-use liability.

The Company has right-of-use assets of $3,978 and operating lease liabilities of $3,978 as of March 31, 2021. Operating lease expense for the year ended December 31, 2020 was $51,526. The Company used cash of $14,243 in operating activities related to leases during the year ended December 31, 2020.

The following table provides the maturities of lease liabilities at March 31, 2021:

Maturity of Lease Liabilities at March 31, 2021
2021	4,044
2022 and thereafter	—
—
Total future undiscounted lease payments
Less: Interest	(66)
Present value of lease liabilities	$3,978

Minimum lease payments under the Company’s operating lease under ASC 840 for the three months ended March 31, 2021 and 2020 are $3,978 and $12,015, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2021 and December 31, 2020 is summarized as follows:

	March 31, 2021	December 31, 2020
Computer equipment	$22,174	$20,143
Furniture and fixtures	5,140	5,140
Subtotal	27,314	25,283
Less accumulated depreciation	(20,132)	(18,741)
Property and equipment, net	$7,182	$6,542

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $1,391 and $1,746 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 6 – INVESTMENTS

MoneyTrac

On March 13, 2017, we entered into a stock purchase agreement with MoneyTrac Technology, Inc. (“MoneyTrac”), a California corporation, to purchase a 15% equity position in MoneyTrac. On July 27, 2017, the Company completed tender of the purchase price of $250,000. On June 12, 2018 Global Payout, Inc. (“Global”) entered into a Reverse Triangular Merger (the “Merger”) with MoneyTrac and MTrac Tech Corporation, a Nevada corporation and wholly-owned subsidiary of Global (“Merger Sub”), pursuant to which MoneyTrac was merged into Merger Sub, the surviving corporation of the Merger, and thereafter the separate existence of MoneyTrac ceased, and all rights, privileges, powers and property, including, without limitation, all rights, privileges, franchise, patents, trademarks, licenses, registrations, bank accounts, contracts, patents, copyrights, and other assets of every kind and description of MoneyTrac, were assumed by Merger Sub. Additionally, Merger Sub assumed all of the obligations and liabilities of MoneyTrac and the rights of MoneyTrac arising out of the executed Merger. Pursuant to the terms of the Merger , Global issued 1,100,000,000 shares of its common stock to MoneyTrac as consideration for the purchase of MoneyTrac. In addition, pursuant to the terms of the Merger , each share of MoneyTrac stock issued and outstanding immediately prior to the effective date of the Merger was canceled and extinguished and converted automatically into ten shares of Global common stock. As of the effective date of the Merger, all shares of Global preferred stock issued prior to the effective date of the Merger were canceled and extinguished without any conversion thereof. The Company acquired 150,000,000 shares of common stock of Global for its original consideration of $250,000, representing approximately 15% ownership. In April 2020, Global changed its name to Global Trac Solutions, Inc. Global’s common stock is traded on the OTC Markets under the symbol “PSYC.” The Company realized $51,748 from the sales of all of its shares of Global common stock, and as of March 31, 2021, owns no additional shares of common stock of Global.

Benihemp

On July 19, 2017, the Company loaned $50,000 evidenced by a promissory note. The note provided that in lieu of receiving repayment, the Company could convert the loaned amount into a payment towards the purchase of a 25% interest in Benihemp, subject to its payment of an additional $50,000, for an aggregate purchase price of $100,000. The Company exercised this option on November 20, 2017 and made payment to Benihemp on November 21, 2017. On May 1, 2019, the Company and Benihemp agreed to cancel the Company’s 25% interest in Benihemp. Benihemp issued the Company a credit in the amount of $100,000, a portion of  which the Company used toward the purchase of raw material related to its hempSMART products. The Company determined that as of December 31, 2019, approximately $41,000 of this credit was impaired and not usable.

Global Hemp Group, Inc. New Brunswick Joint Venture

On September 5, 2017, the Company announced its agreement to participate in a joint venture agreement  with Global Hemp Group Inc., a Canadian corporation, as part of a multi-phase industrial hemp project on the Acadian peninsula of New Brunswick, Canada. The Company’s participation included providing one-half, or $10,775, of the funding for the phase one work. On January 10, 2018, phase-one was completed by successfully cultivating industrial hemp during the 2017 growing season for research purposes. The Company’s costs incurred by the Company’s interest was $0 and $10,775 for the years ended December 31, 2019 and 2018, respectively, and was recorded as other income/expense in the Company’s statement of operations in the appropriate periods.

Global Hemp Group Joint Venture/Scio Oregon Hemp Project

On May 8, 2018, the Company, Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation entered into a joint venture agreement to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group, Inc. in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. On May 30, 2018, the joint venture purchased TTO Enterprises, Ltd.’s 15% interest in the joint venture for $30,000. The Company and Global Hemp Group, Inc. each have a 50% interest in the joint venture. The joint venture agreement commits the Company to provide a cash contribution of $600,000 payable on the following funding schedule: $200,000 which was paid upon execution of the joint venture agreement; $238,780 which was paid on July 31, 2018; $126,445 which was paid on October 31, 2018; and, $34,775 which was paid on January 31, 2019.

As of December 31, 2019, the combined balance of the Covered Bridge, Ltd. investment and the investment related to the 41389 Farm, an operating subsidiary of Global Hemp Group formed for this joint venture, was $0. This investment in the joint venture was written off as a loss for the period ended December 31, 2019. The debt obligation related to this joint venture of $262,414 was also written off to $0 as of the year ended December 31, 2019. The debt obligation related to the joint venture for the three months ended March 31, 2020 was $394,848.

Bougainville Ventures, Inc. Joint Venture

On March 16, 2017, the Company entered into a joint venture agreement with Bougainville Ventures, Inc. (“Bougainville”), a Canadian corporation, to (i) jointly engage in the development and promotion of products in the legalized cannabis industry in Washington State; (ii) utilize Bougainville's high quality cannabis grow operations in the State of Washington, where it claimed to have an ownership interest in real property for use within the legalized cannabis industry; (iii) leverage Bougainville’s agreement with a I-502 Tier 3 license holder to grow cannabis on the site; provide technical and management services and resources including, but not limited to, sales and marketing, agricultural procedures, operations, security and monitoring, processing and delivery, branding, capital resources and financial management; and (iv) optimize collaborative business opportunities. The Company and Bougainville agreed to operate through BV-MCOA Management, LLC, a limited liability company organized in the State of Washington on May 17, 2017 .

Pursuant to the joint venture agreement, the Company committed to raise not less than $1,000,000 to fund joint venture operations, based upon a funding schedule. The Company also committed to providing branding and systems for the representation of cannabis related products and derivatives comprised of management, marketing and various proprietary methodologies directly tailored to the cannabis industry.

The joint venture agreement provided that funding provided by the Company would contribute towards the joint venture’s ultimate purchase of the land consisting of a one-acre parcel located in Okanogan County, Washington, for joint venture operations.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2017, the Company did not comply with the funding schedule for the joint venture. On November 6, 2017, the Company and Bougainville amended the joint venture agreement to reduce the amount of the Company's commitment from $1,000,000 to $800,000, and also required the Company to issue Bougainville 15 million shares of the Company's restricted common stock. The Company completed its payments pursuant to the amended agreement on November 7, 2017, and on November 9, 2017, issued to Bougainville 15 million shares of restricted common stock. The amended agreement provided that Bougainville would deed the real property to the joint venture within thirty days of its receipt of payment.

Thereafter, the Company determined that Bougainville had no ownership interest in the property in Washington State, but rather was a party to a purchase agreement for real property that was in breach of contract for non-payment. Bougainville also did not possess an agreement with a Tier 3 I-502 license holder to grow marijuana on the property. Nonetheless, as a result of funding arranged for by the Company, Bougainville and an unrelated third party, Green Ventures Capital Corp., purchased the land, but did not deed the real property to the joint venture. Bougainville failed to pay delinquent property taxes to Okanogan County, and as a result, as further discussed below, to date, the property has not been deeded to the joint venture.

To clarify the respective contributions and roles of the parties, the Company offered to enter into good faith negotiations to revise and restate the joint venture agreement with Bougainville. The Company diligently attempted to communicate with Bougainville to enter into an amended and restated joint venture agreement, and efforts towards satisfying the conditions to complete the subdivision of the land by the Okanogan County Assessor. However, Bougainville failed to cooperate or communicate with the Company in good faith, and failed to pay the delinquent taxes on the real property that would allow for sub-division and the deeding of the real property to the joint venture.

On August 10, 2018, the Company advised its independent auditor that Bougainville did not cooperate or communicate with the Company regarding its requests for information concerning the audit of Bougainville’s receipt and expenditures of $800,000 contributed by the Company to the joint venture. Bougainville had a material obligation to do so under the joint venture agreement. The Company believes that some of the funds it paid to Bougainville were misappropriated and that there was self-dealing with respect to those funds. Additionally, the Company believes that Bougainville misrepresented material facts in the joint venture agreement, as amended, including, but not limited to, Bougainville’s representations that: (i) it had an ownership interest in real property that was to be deeded to the joint venture; (ii) it had an agreement with a Tier 3 I-502 cannabis license holder to grow cannabis on the real property; and (iii) that clear title to the real property associated with the Tier 3 I-502 license would be deeded to the joint venture thirty days after the Company made its final funding contribution. As a result, on September 20, 2018, the Company filed a lawsuit against Bougainville, BV-MCOA Management, LLC, Andy Jagpal, Richard Cindric, et al. in Okanogan County Washington Superior Court, case number 18-2-0045324. The Company seeks legal and equitable relief for breach of contract, fraud, breach of fiduciary duty, conversion, recession of the joint venture agreement, an accounting, quiet title to real property in the name of the Company, the appointment of a receiver, the return to treasury of 15 million shares of restricted common stock issued by the Company to Bougainville and treble damages pursuant to the Consumer Protection Act. The Company has filed a lis pendens on the real property. The case is currently in litigation.

In connection with the joint venture agreement, the Company recorded a cash investment of $1,188,500 to the joint venture during 2017. This was comprised of a 49.5% ownership of BV-MCOA Management, LLC, and was accounted for using the equity method of accounting. The Company recorded an annual impairment in 2017 of $792,500, reflecting the Company’s percentage of ownership of the net book value of the investment. During 2018, the Company recorded equity losses of $37,673 and $11,043 for the quarters ended March 31, 2018 and June 30, 2018, respectively, and recorded an annual impairment of $285,986 for the year ended December 31, 2018, at which time the Company determined the investment to be fully impaired due to Bougainville’s breach of contract and resulting litigation, as discussed above.

Natural Plant Extract

On April 15, 2019, the Company entered into a joint venture agreement with Natural Plant Extract of California, Inc. and its   subsidiaries (collectively, “NPE”), to operate a licensed psychoactive cannabis distribution service in California. California legalized THC psychoactive cannabis for medicinal and recreational use on January 1, 2018. On February 3, 2020, the parties terminated the joint venture and entered into a settlement and release agreement (the “Settlement Agreement”). In exchange for a complete release of all claims, the Company and NPE (1) agreed that the Company would reduce its interest in NPE from 20% to 5%; (2) the Company agreed to pay NPE a total of $85,000 as follows: $35,000 concurrent with the execution of the Settlement Agreement, and $25,000 no later than the fifth calendar day for each of the two months following execution of Settlement Agreement; and, (3) to retire the balance of the Company’s original valuation obligation from the material definitive agreement, representing a shortfall of $56,085, in a convertible promissory note, with terms allowing NPE to convert the note into shares of the Company’s common stock of at a 50% discount to the closing price of the Company’s common stock as of the maturity date. The note was satisfied in full during the year ended December 31, 2020.

As of the date of this filing, the Company owes $0 and is in compliance with the terms of the Settlement Agreement . On February 3, 2020, the Company issued NPE a convertible promissory note in the principal amount of $56,085. Additionally, as a result of the Settlement Agreement, the Company became liable to pay NPE its 5% portion equal to $25,902 of the regulatory charges to the City of Lynwood and the State of California to transfer the cannabis licenses back to NPE.

Brazilian Joint Ventures

On September 30, 2020, the Company entered into two joint venture agreements (the “Joint Venture Agreements”) with Marco Guerrero, a director of the Company (“Guerrero”) and related party, to form joint venture operations in Brazil and in Uruguay to produce, manufacture, market and sell the Company’s hempSMART™ products in Latin America develop and sell hempSMART™ products globally. The Joint Venture Agreements contain equal terms for the formation of joint venture entities in Uruguay and Brazil. The Brazilian joint venture will be headquartered in São Paulo, Brazil, and will be named HempSmart Produtos Naturais Ltda. (“HempSmart Brazil”). The Uruguayan joint venture will be headquartered in Montevideo, Uruguay, and will be named Hempsmart Uruguay S.A.S. (“HempSmart Uruguay”).

Pursuant to the Joint Venture Agreements, the Company acquired a 70% equity interest in both HempSmart Brazil and HempSmart Uruguay, with a minority 30% equity interest in both HempSmart Brazil and HempSmart Uruguay being held by newly formed entities controlled by Guerrero. Pursuant to the Joint Venture Agreements, the Company agreed to provide capital in the amount of $50,000 to both HempSmart Brazil and HempSmart Uruguay, for a total capital outlay obligation of $100,000. It is expected that the proceeds of the initial capital contribution will be used for contracting with third-party manufacturing facilities in Brazil and Uruguay and related infrastructure and employment of key personnel.

The boards of directors of HempSmart Brazil and HempSmart Uruguay will consist of three directors, elected by the joint venture partners. Pursuant to the Joint Venture Agreements, the Company agreed to license, on a royalty-free basis, certain of its intellectual property regarding its existing products to HempSmart Brazil and HempSmart Uruguay to enable the joint ventures to manufacture and sell its products in Brazil, Uruguay, and for export to other Latin American countries, the United States, and globally in accordance with the terms of the Joint Venture Agreements.

In addition, as majority partner, the Company may trigger a compulsory buy-sell procedure in the event a joint venture is frustrated in its intent or purpose, pursuant to which the Company could pursue a sale of all or substantially all of the joint venture. Subject to certain exceptions, the joint venture partners may not transfer their interests in HempSmart Brazil and HempSmart Uruguay. The Joint Venture Agreements contain customary terms, conditions, representations, warranties and covenants of the parties for like transactions.

MARIJUANA COMPANY OF AMERICA, INC.

INVESTMENT ROLL-FORWARD

AS OF MARCH 31, 2021

	INVESTMENTS										SHORT-TERM INVESTMENTS

	TOTAL INVESTMENTS	Global Hemp Group	Cannabis Global Inc.	ECOX	Benihemp	MoneyTrac	Bougainville Ventures, Inc.	Gate C Research Inc.	Natural Plant Extract	Vivabuds	TOTAL Short-Term Investments	Global Hemp Group	MoneyTrac
Beginning balance @12-31-16	$—	$—	—	—	$—	$—	$—	$—	—	—	$—	—		$—

Investments made during 2017	3,049,275	10,775	—	—	100,000	250,000	1,188,500	1,500,000	—	—	—	—		—

Quarter 03-31-17 equity method Loss	—	—	—	—	—	—	—	—	—	—	—	—		—

Quarter 06-30-17 equity method Loss	—	—	—	—	—	—	—	—	—	—	—	—		—

Quarter 09-30-17 equity method Loss	(375,000)	—	—	—	—	—	(375,000)	—	—	—	—	—		—

Quarter 12-31-17 equity method accounting	313,702	—	—	—	—	—	313,702	—	—	—	—	—		—

Impairment of Investment in 2017	(2,292,500)	—	—	—	—	—	(792,500)	(1,500,000)	—	—	—	—		—
Balances as of 12/31/17	$695,477.00	$10,775.00	$—	$—	$100,000.00	$250,000.00	$334,702.00	$—	$—	$—	$—	$—	$	— s

	INVESTMENTS										SHORT-TERM INVESTMENTS

	TOTAL INVESTMENTS	Global Hemp Group	Cannabis Global Inc.	ECOX	Benihemp	MoneyTrac	Bougainville Ventures, Inc.	Gate C Research Inc.	Natural Plant Extract	Vivabuds	TOTAL Short-Term Investments	Global Hemp Group	MoneyTrac
Investments made during 2018	986,654	986,654	—	—	—	—	—	—	—	—	—	—	—

Quarter 03-31-18 equity method Loss	(37,673)	—	—	—	—	—	(37,673)	—	—	—	—	—	—

Quarter 06-30-18 equity method Loss	(11,043)	—	—	—	—	—	(11,043)	—	—	—	—	—	—

Quarter 09-30-18 equity method Loss	(10,422)	—	—	—	(10,422)	—	—	—	—	—	—	—	—

Quarter 12-31-18 equity method Loss	(31,721)	(31,721)	—	—	—	—	—	—	—	—	—	—	—

Moneytrac investment reclassified to Short-Term investments	(250,000)	—	—	—	—	(250,000)	—	—	—	—	250,000	—	250,000

Unrealized gains on trading securities - 2018	—	—	—	—	—	—	—	—	—	—	560,000	—	560,000

Impairment of investment in 2018	(933,195)	(557,631)	—	—	(89,578)	—	(285,986)	—	—	—	—	—	—
Balance @12-31-18	$408,077	$408,077	$—	$—	$—	$—	$—	$—	$—	$—	$810,000	$—	$810,000

	INVESTMENTS										SHORT-TERM INVESTMENTS

	TOTAL INVESTMENTS	Global Hemp Group	Cannabis Global Inc.	ECOX	Benihemp	MoneyTrac	Bougainville Ventures, Inc.	Gate C Research Inc.	Natural Plant Extract	Vivabuds	TOTAL Short-Term Investments	Global Hemp Group	MoneyTrac
Investments made during quarter ended 03-31-19	129,040	129,040	—	—	—	—	—	—	—	—	—	—	—

Quarter 03-31-19 equity method Loss	(59,541)	(59,541)	—	—	—	—	—	—	—	—	—	—	—

Unrealized gains on trading securities - quarter ended 03-31-19	—	—	—	—	—	—	—	—	—	—	(135,000)	—	($135,000)
Balance @03-31-19	$477,576	$477,576	$—	$—	$—	$—	$—	$—	$—	$—	$675,000	$—	$675,000

Investments made during quarter ended 06-30-19	$3,157,234	$83,646	—	—	—	—	—	—	$3,000,000	$73,588	—	—	—

Quarter 06-30-19 equity method Income (Loss)	($171,284)	($141,870)	—	—	—	—	—	—	($6,291)	($23,123)	—	—	—

Unrealized gains on trading securities - quarter ended 06-30-19	$—	—	—	—	—	—	—	—	—	—	(150,000)	—	($150,000)
Balance @06-30-19	$3,463,526	$419,352	$—	$—	$—	$—	$0	$—	$2,993,709	$50,465	$525,000	$—	$525,000

	INVESTMENTS										SHORT-TERM INVESTMENTS

	TOTAL INVESTMENTS	Global Hemp Group	Cannabis Global Inc.	ECOX	Benihemp	MoneyTrac	Bougainville Ventures, Inc.	Gate C Research Inc.	Natural Plant Extract	Vivabuds	TOTAL Short-Term Investments	Global Hemp Group	MoneyTrac
Investments made during quarter ended 09-30-19	$186,263	—	—	—	—	—	—	—	—	$186,263	—	—	—

Quarter 09-30-19 equity method Income (Loss)	$122,863	$262,789	—	—	—	—	—	—	($94,987)	($44,939)	—	—	—

Sale of trading securities during quarter ended 09-30-19	—	—	—	—	—	—	—	—	—	—	($41,667)	—	($41,667)

Unrealized gains on trading securities - quarter ended 09-30-19	$—	—	—	—	—	—	—	—	—	—	(362,625)	—	($362,625)
Balance @09-30-19	$3,772,652	$682,141	$—	$—	$—	$—	$—	$—	$2,898,722	$191,789	$120,708	$—	$120,708

	INVESTMENTS										SHORT-TERM INVESTMENTS

	TOTAL INVESTMENTS	Global Hemp Group	Cannabis Global Inc.	ECOX	Benihemp	MoneyTrac	Bougainville Ventures, Inc.	Gate C Research Inc.	Natural Plant Extract	Vivabuds	TOTAL Short-Term Investments	Global Hemp Group	MoneyTrac
Investments made during quarter ended 12-31-19	$392,226	$262,414	—	—	—	—	—	—	—	$129,812	—	—	—

Quarter 12-31-19 equity method Income (Loss)	($178,164)	($75,220)	—	—	—	—	—	—	($23,865)	($79,079)	—	—	—

Reversal of Equity method Loss for 2019	$272,285	—	—	—	—	—	—	—	$125,143	$147,142	—	—	—

Impairment of investment in 2019	($3,175,420)	($869,335)	—	—	—	—	—	—	($2,306,085)	$—	—	—	—

Loss on disposition of investment	($389,664)	—	—	—	—	—	—	—	—	($389,664)	—	—	—

Sale of trading securities during quarter ended 12-31-19	$—	—	—	—	—	—	—	—	—	—	($17,760)	—	($17,760)

Unrealized gains on trading securities - quarter ended 12-31-19	$—	—	—	—	—	—	—	—	—	—	(75,545)	—	($75,545)
Balance @12-31-19	$693,915	$—	$—	$—	$—	$—	$—	$—	$693,915	$—	$27,403	$—	$27,403

	INVESTMENTS										SHORT-TERM INVESTMENTS

	TOTAL INVESTMENTS	Global Hemp Group	Cannabis Global Inc.	ECOX	Benihemp	MoneyTrac	Bougainville Ventures, Inc.	Gate C Research Inc.	Natural Plant Extract	Vivabuds	TOTAL Short-Term Investments	Global Hemp Group	MoneyTrac
Equity Loss for Quarter ended 03-31-20	126,845	126,845	—	—	—	—	—	—	—	—	—	—	—

Recognize Joint venture liabilities per JV agreement @03-31-20	394,848	394,848	—	—	—	—	—	—	—	—	—	—	—

Impairment of Equity Loss for Quarter ended 03-31-20	(521,692)	(521,692)	—	—	—	—	—	—	—	—	—	—	—

Unrealized gains on trading securities - quarter ended 03-31-19	—	—	—	—	—	—	—	—	—	—	(13,945)	—	($13,945)
Balance @03-31-20	$693,915	$—	$—	$—	$—	$—	$—	$—	$693,915	$—	$13,458	$—	$13,458

	INVESTMENTS										SHORT-TERM INVESTMENTS

	TOTAL INVESTMENTS	Global Hemp Group	Cannabis Global Inc.	ECOX	Benihemp	MoneyTrac	Bougainville Ventures, Inc.	Gate C Research Inc.	Natural Plant Extract	Vivabuds	TOTAL Short-Term Investments	Global Hemp Group	MoneyTrac
Equity Loss for Quarter ended 06-30-20	(7,048)	(7,048)	—	—	—	—	—	—	—	—	—	—	—

Impairment of Equity Loss for Quarter ended 06-30-20	7,048	7,048	—	—	—	—	—	—	—	—	—	—	—

Sales of trading securities - quarter ended 06-30-20	—	—	—	—	—	—	—	—	—	—	(13,458)	—	($13,458)
Balance @06-30-20	$693,915	$—	$—	$—	$—	$—	$—	$—	$693,915	$—	$—	$—	$—

Global Hemp Group trading securities issued	650,000	—	$650,000	—	—	—	—	—	—	—	$185,000	$185,000	—

Investment in Cannabis Global	—	—	—	—	—	—	—	—	—	—	—	—	—

Balance @09-30-20	$1,343,915	$—	$650,000	$—	$—	$—	$—	$—	$693,915	$—	$185,000	$185,000	$—

Unrealized gain on Global Hemp Group securities - 4th Quarter 2020	—	—	—	—	—	—	—	—	—	—	$54,064	$54,064	—

Unrealized gains on Cannabis Global Inc securities - 4th Quarter 2020	208,086	—	$208,086	—	—	—	—	—	—	—	—	—	—
Balance @12-31-20	$1,552,001	$—	$858,086	$—	$—	$—	$—	$—	$693,915	$—	$239,064	$239,064	$—

Investment in ECOX	650,000	—	—	$650,000	—	—	—	—	—	—	$620,133	$620,133	—

Balance @03-31-21	$2,202,001	$—	$858,086	$650,000	$—	$—	$—	$—	$693,915	$—	$859,197	$859,197	$—

	Loan Payable

	TOTAL JV Debt	Global Hemp Group	Benihemp	MoneyTrac	Bougainville Ventures, Inc.	Gate C Research Inc.	Natural Plant Extract	Robert L Hymers III	Vivabuds	General Operating Expense
Beginning balance @12-31-16	$—	$—	$—	$—	$—	$—	—	—	—	$—

Quarter 03-31-17 loan borrowings	1,500,000	—	—	—	—	1,500,000	—	—	—	—

Quarter 06-30-17 loan activity	—	—	—	—	—	—	—	—	—	—

Quarter 09-30-17 loan borrowings	725,000	—	—	—	725,000	—	—	—	—	—

Quarter 12-31-17 loan repayments	(330,445)	—	—	—	(330,445)	—	—	—	—	—

General operational expense	172,856	—	—	—	—	—	—	—	—	172,856
Balances as of 12/31/17 (a)	$2,067,411.00	$—	$—	$—	$394,555.00	$1,500,000.00	$—	$—	$—	$172,856.00

Quarter 03-31-18 loan borrowings (payments)	376,472	447,430	—	—	—	—	—	—	—	(70,958)

Quarter 06-30-18 cancellation of JV debt obligation	(1,500,000)	—	—	—	—	(1,500,000)	—	—	—	—

Quarter 06-30-18 loan repayments	(101,898)	—	—	—	—	—	—	—	—	(101,898)

Quarter 09-30-18 loan activity	—	—	—	—	—	—	—	—	—	—

Quarter 12-31-18 loan borrowings	580,425	580,425	—	—	—	—	—	—	—	—
Balance @12-31-18 (b)	1,422,410	1,027,855	—	—	394,555	—	—	—	—	—

	Loan Payable

	TOTAL JV Debt	Global Hemp Group	Benihemp	MoneyTrac	Bougainville Ventures, Inc.	Gate C Research Inc.	Natural Plant Extract	Robert L Hymers III	Vivabuds	General Operating Expense
Quarter 03-31-19 loan borrowings	649,575	649,575	—	—	—	—	—	—	—	—

Quarter 03-31-19 debt conversion to equity	(407,192)	(407,192)	—	—	—	—	—	—	—	—
Balance @03-31-19 (c)	1,664,793	1,270,238	—	—	394,555	—	—	—	—	—

Quarter 03-31-19 loan borrowings	3,836,220	$161,220	—	—	—	—	$2,000,000	—	$—	$1,675,000

Quarter 03-31-19 debt conversion to equity	(1,572,971)	($161,220)	—	—	—	—	($349,650)	—	—	($1,062,101)

Balance @06-30-19 (d)	3,928,042	1,270,238	—	—	394,555	—	1,650,350	—	—	612,899

Quarter 09-30-19 loan borrowings	582,000	—	—	—	—	—	—	—	—	$582,000

Quarter 09-30-19 debt conversion to equity	(187,615)	—	—	—	—	—	—	—	—	($187,615)
Balance @09-30-19 (e)	4,322,427	1,270,238	—	—	394,555	—	1,650,350	—	—	1,007,284

	Loan Payable

	TOTAL JV Debt	Global Hemp Group	Benihemp	MoneyTrac	Bougainville Ventures, Inc.	Gate C Research Inc.	Natural Plant Extract	Robert L Hymers III	Vivabuds	General Operating Expense
Quarter 12-31-19 loan borrowings	2,989,378	$262,414	—	—	—	—	$596,784	$4,221	—	$2,125,959

Impairment of investment in 2019	(4,083,349)	($1,532,652)	—	—	($394,555)	—	($2,156,142)	—	—	—

Loss on settlement of debt in 2019	50,093	—	—	—	—	—	$50,093	—	—	—

Adjustment to reclassify amount to accrued liabilities	(85,000)	—	—	—	—	—	($85,000)	—	—	—
Balance @12-31-19 (f)	$3,193,548	$—	$—	$—	$—	$—	$56,085	$4,221	$—	$3,133,243
Quarter 03-31-20 loan borrowings	$441,638	—	—	—	—	—	—	—	—	$441,638

Quarter 03-31-20 debt conversion to equity	($619,000)	—	—	—	—	—	—	—	—	($619,000)

Recognize Joint venture liabilities per JV agreement @03-31-20	$394,848	$394,848	—	—	—	—	—	—	—	—

Quarter 03-31-20 Debt Discount adjustments	$24,138	—	—	—	—	—	—	$24,138	—	—

Balance @03-31-20 (g)	$3,435,172	$394,848	$—	$—	$—	$—	$56,085	$28,359	$—	$2,955,881

	Loan Payable

	TOTAL JV Debt	Global Hemp Group	Benihemp	MoneyTrac	Bougainville Ventures, Inc.	Gate C Research Inc.	Natural Plant Extract	Robert L Hymers III	Vivabuds	General Operating Expense
Quarter 06-30-20 loan borrowings, net	$65,091	—	—	—	—	—	—	$65,091	—	—

Quarter 06-30-20 debt conversion to equity	($727,118)	—	—	—	—	—	—	—	—	($727,118)

Quarter 06-30-20 reclass of liability	$83,647	$83,647	—	—	—	—	—	—	—	—

Quarter 06-30-20 Debt Discount adjustments	$405,746	—	—	—	—	—	—	($27,715)	—	$433,461

Balance @06-30-20 (h)	$3,262,538	$478,495	$—	$—	$—	$—	$56,085	$65,735	$—	$2,662,224

Quarter 09-30-20 debt conversion to equity	($606,472)	—	—	—	—	—	($56,085)	($65,735)	—	($484,652)

Debt Settlement during Q3 2020	($474,495)	($474,495)	—	—	—	—	—	—	—	—

Balance @09-30-20 (i)	$2,181,571	$4,000	$—	$—	$—	$—	$—	$—	$—	$2,177,572

	Loan Payable

	TOTAL JV Debt	Global Hemp Group	Benihemp	MoneyTrac	Bougainville Ventures, Inc.	Gate C Research Inc.	Natural Plant Extract	Robert L Hymers III	Vivabuds	General Operating Expense
Quarter 12-31-20 loan borrowings, net	$309,675	—	—	—	—	—	—	—	—	$309,675

Quarter 12-31-20 Debt Discount adjustments	($71,271)	—	—	—	—	—	—	—	—	($71,271)

Quarter 12-31-20 debt conversion to equity	($993,081)	—	—	—	—	—	—	—	—	($993,081)
Balance @12-31-20 (j)	$1,426,894	$4,000	$—	$—	$—	$—	$—	$—	$—	$1,422,895

Quarter 03-31-21 debt conversion to equity	($1,313,016)	($4,000)	—	—	—	—	—	—	—	($1,309,016)

Quarter 03-31-21 loan borrowings, net	$145,000	—	—	—	—	—	—	—	—	$145,000
Balance @03-31-21 (k)	$258,878	$—	$—	$—	$—	$—	$—	$—	$—	$258,879

	03-31-21	12-31-20	09-30-20	06-30-20	03-31-20	12-31-19	09-30-19	06-30-19	03-31-19	12-31-18	12-31-17
This includes balances for:	Note (k)	Note (j)	Note (i)	Note (h)	Note (g)	Note (f)	Note (e)	Note (d)	Note (c)	Note (b)	Note (a)
- Debt obligation of JV	—	—	—	478,494	394,848	—	1,633,872	1,778,872	128,522	289,742	1,500,000
- Convertible NP, net of discount	258,878	1,426,894	2,181,571	2,784,044	3,040,324	3,193,548	2,688,555	2,149,170	1,536,271	1,132,668	394,555
- Long term debt	—	—	—	—	—	—	—	—	—	—	172,856
Total Debt balance	258,878	1,426,894	2,181,571	3,262,538	3,435,172	3,193,548	4,322,427	3,928,042	1,664,793	1,422,410	2,067,411

NOTE 7 – NOTES PAYABLE, RELATED PARTY

As of March 31, 2021 and December 31, 2020, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company. The notes issued to certain of the Company’s officers and directors are unsecured, due on demand and accrue interest at a rate of 5% per annum. The balance due to notes payable, related parties as of March 31, 2021 and December 31, 2020 was $20,000 and $40,000, respectively. These notes are payable to the estate of Charles Larsen, the Company's former co-founder, Chief Operating Officer and Director. Mr. Larsen passed away on May 15, 2020.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

During the quarter ended March 31, 2021, the Company issued an aggregate of 621,622,284 shares of its common stock with respect to the settlement of convertible notes interest accrued thereon.

For the quarter ended March 31, 2021 and the year ended December 30, 2020, the Company recorded amortization of debt discounts of $311,710 and $1,658,395, respectively, as a charge to interest expense.

Convertible notes payable are comprised of the following:

	March 31,	December 31,
	2021	2020
Lender	(Unaudited)	(Audited)
Convertible note payable - Power Up Lending Group	$—	$35,000
Convertible note payable - Crown Bridge Partners	$98,500	$172,500
Convertible note payable - GS Capital Partners LLC	$—	$143,500
Convertible note payable - Robert L. Hymers III	$75,000	$70,000
Convertible note payable – Geneva Roth	$33,500	$33,500
Convertible note payable – Dutchess Capital	$—	$10,000
Convertible note payable – Redstart Holdings	$—	$109,000
Convertible note payable - GW Holdings	$98,175	$98,175
Convertible note payable - St. George	$727,500	$1,160,726
Total	$1,032,675	$1,832,401
Less debt discounts	$(773,797)	$(405,507)
Net	$258,878	$1,426,894
Less current portion	$(258,878)	$(1,426,894)
Long term portion	$—	$—

Convertible notes payable - Power Up Lending

From July 1 through September 12, 2019, the Company issued four convertible promissory notes in the aggregate principal amount of $294,000 to Power Up Lending (“Power Up”). The promissory notes bear interest at 10% per annum, were due one year from the respective issuance date and include an original issuance discount in the aggregate principal amount of $12,000. Interest shall accrue from the issuance date, but interest shall not become payable until the notes becomes payable. The notes are convertible at any time into shares of the Company’s common stock at a conversion price that is equal to 61% of the lowest trading price during the 15-trading-day period prior to the conversion date. Upon the issuance of the convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the notes, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares of common stock would be available to settle all potential future conversion transactions. As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $169,202 is being amortized to interest expense over the respective terms of the notes.

The Company shall have the right to prepay the notes for an amount ranging from 125% to 140% multiplied by the outstanding balance (all principal and accrued interest) depending on the prepayment period which ranges from 1 to 180 days following the issuance date of the notes. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note.

As of March 31, 2021 and December 31, 2020, the Company owed an aggregate of $0 and $35,000 of principal, respectively, on the convertible promissory notes. As of March 31, 2021, the Company owed $0 of accrued interest.

Convertible notes payable - Crown Bridge Partners LLC

From October 1 through December 31, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $225,000 to Crown Bridge Partners LLC (“Crown Bridge”). The promissory notes bear interest at 10% per annum, were due one year from the respective issuance date and include an original issuance discount in the aggregate principal amount of $22,500. Interest shall accrue from the issuance date, but interest shall not become payable until the notes becomes payable. The notes are convertible into shares of the Company’s common stock at any time at a conversion price that is equal to 60% of the lowest trading price during the 15-trading-day period prior to the conversion date. Upon the issuance of the convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the notes, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares of common stock would be available to settle all potential future conversion transactions. As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $88,674 is being amortized to interest expense over the respective terms of the notes.

The Company shall have the right to prepay the notes for an amount ranging from 125% to 140% multiplied by the outstanding balance (all principal and accrued interest) depending on the prepayment period which ranges from 1 to 180 days following the issuance date of the notes. The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note.

As of March 31, 2021 and December 31, 2020, the Company owed an aggregate of $98,500, and $172,500 of principal, respectively. As of March 31, 2021, the Company owed accrued interest of $875 on the convertible promissory notes.

Convertible notes payable - GS Capital Partners LLC

On December 19, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $173,000 to GS Capital Partners LLC (“GS Capital”). The promissory notes bear interest at 10% per annum and were due one year from the respective issuance date and include an original issuance discount in aggregate principal amount of $15,000.

To the extent the Conversion Price of the Company’s Common Stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 52% instead of 62% while that “Chill” is in effect. In no event shall the holder be allowed to effect a conversion if such conversion, along with all other shares of Company common stock beneficially owned by the holder and its affiliates would exceed 4.99% of the outstanding shares of the common stock of the Company (which may be increased up to 9.99% upon 60 days’ prior written notice by the holder).

As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $166,193 has been amortized to interest expense over the respective terms of the notes. As of March 31, 2021 and December 31, 2020, the Company owed principal of $0 and $143,500, respectively. As of March 31, 2021, the Company owed $0 in accrued interest.

Convertible notes payable - St George Investments

Effective November 1, 2017, the Company issued a secured convertible promissory note in the principal amount of $601,420 to St George Investments LLC (“St George”). The promissory note bears interest at 10% compounded daily, was due upon maturity on September 10, 2018 and includes an original issue discount (“OID”) of $59,220. The promissory note was funded on November 11, 2017 for $542,200, net of the OID and transaction costs. On December 20, 2017, the Company issued a secured convertible promissory note in the principal amount of $1,655,000 to St George. The promissory note bears interest at 10% compounded daily, was due upon maturity on October 27, 2018 and includes an original issue discount of $155,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. The promissory note was funded in nine tranches as follows: $300,000; $200,000; $200,000; $400,000; $75,000; $150,000; $85,000; $120,000 and $70,000, resulting in aggregate net proceeds of $1,500,000. The Company received aggregate net proceeds of $1,200,000 and $300,000 during the years ended December 31, 2018 and 2017, respectively. As an investment incentive, the Company issued 1,100,000 five-year warrants, exercisable at $2.40 per share, with certain reset provisions.

The promissory notes are convertible, at any time at the lender’s option, at $2.40 per share. However, in the event the Company’s market capitalization  falls below $30,000,000, the conversion rate shall be 60% of the three lowest closing trade prices due the 20 trading days immediately preceding date of conversion, subject to additional adjustments, as set forth in the notes. Market Capitalization is defined as the total outstanding common shares multiplied by the current market price for the Company’ stock quoted on OTC Markets for the same day. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the conversion price. The Company has a right to prepay the note, subject to a 20% prepayment premium. The note is secured by certain assets of the Company.

On November 5, 2018, $250,000 of principal and accrued interest was assigned to John Fife as an individual with all the terms and conditions of the original note issued to St George. On March 21, 2019, $150,959 of principal and $4,963 of accrued interest along with $160,454 of derivative liabilities valued as of the respective conversion date were converted into an aggregate of 394,460 shares of common stock.

Effective August 28, 2018, the Company issued a secured convertible promissory note in the principal amount of $1,128,518 (includes overfunding of $23,518) to St George. The promissory note bears interest at 10% compounded daily, was due upon maturity on June 30, 2019 and includes an original issue discount of $100,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the year ended December 31, 2018, the Company received aggregate net proceeds of $825,000. During the nine months ended September 30, 2019, an additional $218,518 was funded under this note resulting in net proceeds of $198,518.

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

The promissory notes are convertible, at any time at the lender’s option, at $2.40 per share. However, in the event the Company’s market capitalization   falls below $30,000,000, the conversion rate shall be 60% of the three lowest closing trade prices due the 20 trading days immediately preceding date of conversion, subject to additional adjustments, as set forth in the note. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the conversion price. The Company has a right to prepay the note, subject to a 15% prepayment premium. The note is secured certain assets of the Company.

During the three months ended March 31, 2021, $1,000,859 of principal and $840,299 of derivative liabilities valued as of the respective conversion dates were converted into an aggregate of 4,475,543 shares of common stock, resulting in a loss on debt settlement of $612,034. As of March 31, 2021, the Company owed $828,518 of principal and $28,138 of accrued interest on the convertible promissory note. As of March 31, 2021, the note was in default, but the lender has not enforced the default interest rate.

Effective January 29, 2019, the Company issued a secured convertible promissory note in the principal amount of $2,205,000 to St George. The promissory note bears interest at 10% compounded daily, was due upon maturity on December 5, 2019 and includes an original issue discount of $200,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the nine months ended September 30, 2019, the promissory note was funded in eight tranches totaling $1,406,482 resulting in aggregate net proceeds of $1,276,482 under this note. As an investment incentive, the Company issued 1,500,000 5-year warrants, exercisable at $2.40 per share, with certain reset provisions. The aggregate fair value of the issued warrants was $999,838. The face value of the debt was then allocated, on a relative fair value basis, between the debt and the warrants. The portion allocated to warrants has been added to the debt discount with a resulting increase in additional paid-in capital. As of the funding date of each tranche of this note, the Company determined the fair value of the embedded derivative associated with the convertibility of this note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense.

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

Effective March 25, 2019, the Company issued a secured convertible promissory note in the principal amount of $580,000 to St George. The promissory note bears interest at 10% compounded daily, [is/was] due upon maturity on January 24, 2020 and includes an original issue discount of $75,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the nine months ended September 30, 2019, the promissory note was funded in the amount of $580,000 resulting in net proceeds of $500,000 under this note. As an investment incentive, the Company issued 375,000 five-year warrants, exercisable at $2.40 per share, with certain reset provisions. The aggregate fair value of the issued warrants was $258,701. The face value of the debt was then allocated, on a relative fair value basis, between the debt and the warrants. The portion allocated to warrants has been added to the debt discount with a resulting increase in additional paid-in capital. As of the funding date of this note, the Company determined the fair value of the embedded derivative associated with the convertibility of this note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $483,966 is being amortized to interest expense over the term of the note.

The promissory notes are convertible, at any time at the lender’s option, at $2.40 per share. However, in the event the Company’s market capitalization  falls below $30,000,000, the conversion rate is 60% of the three lowest closing trade prices due the 20 trading days immediately preceding date of conversion, subject to additional adjustments, as defined. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or equivalents at an effective price less than the lender conversion price. The Company has a right to prepay the note, subject to a 15% prepayment premium. The note is secured by certain assets of the Company.  As of March 31, 2021 and December 31, 2020, the Company owed principal of $727,500 and $1,160,726. As of March 31, 2021, the Company owed $8,967 of accrued interest.

Convertible notes payable - Robert L. Hymers III

On December 23, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $96,553 to Robert L. Hymers III (“Hymers”) in satisfaction of funds owed to Mr. Hymers from his consulting contract with the Company for past services rendered. The promissory notes bear interest at 10% per annum, and was due six months from the respective issuance date of the note along with accrued and unpaid interest.

For so long as there remains any amount due hereunder, the holder shall have the option to convert all or any portion of the unpaid principal amount of this note, plus accrued interest into shares of the Company’s common stock. The number of shares of common stock into which the converted amount shall be convertible shall be determined by dividing (i) the Converted Amount by (ii) the Conversion Price. “Conversion Price” means a 50% discount to the lowest closing bid of the previous 15 day trading period, ending on the business day before a notice of conversion is delivered to the Company.

The aggregate debt discount of $92,332 is being amortized to interest expense over the respective terms of the notes. As of March 31, 2021 and December 31, 2020, the Company owed an aggregate of $75,000 and $70,000 of principal, respectively. As of March 31, 2021, the Company owed $1,250 in accrued interest.

Convertible notes payable – Natural Plant Extract

On April 15, 2019, the Company entered into a joint venture with NPE, and subsidiaries, to operate a licensed psychoactive cannabis distribution service in California. California legalized THC psychoactive cannabis for medicinal and recreational use on January 1, 2018. On February 3, 2020, the Company terminated the joint venture.

Pursuant to the joint venture agreement, the Company agreed to acquire 20% (equal to 200,000) of NPE’s authorized shares in exchange for the payment of $2,000,000 and $1,000,000 worth of the Company’s restricted common stock. The Company agreed to form a joint venture with NPE incorporated in California under the name “Viva Buds, Inc.” (“Viva Buds”) for the purpose of operating a California licensed cannabis distribution business pursuant to California law legalizing THC psychoactive cannabis for recreational and medicinal use.

The Company’s payment obligations were governed by a stock purchase agreement which required us to make the following payments:

a. Deposit of $350,000 within 5 days of the execution of the material definitive agreement;

b. Deposit of $250,000 payable within 30 days;

c. Deposit of $400,000 within 60 days;

d. Deposit of $500,000 within 75 days; and

e. Deposit of $500,000 within 90 days.

The Company made its initial payment pursuant to this schedule, but otherwise failed to comply with the payment schedule and was in breach of contract.

Settlement Agreement

On February 3, 2020, the Company and NPE entered into the Settlement Agreement. In exchange for a complete release of all claims, the Company and NPE (1) the Company agreed to reduce its interest in NPE from 20% to 5%; (2) the Company agreed to pay NPE a total of $85,000 as follows: $35,000 concurrent with the execution of the Settlement Agreement, and $25,000 no later than the fifth calendar day for each of the two months following execution of Settlement Agreement; and, (3) to retire the balance of the Company’s original valuation obligation from the material definitive agreement, representing a shortfall of $56,085.15, in a convertible promissory note, with terms allowing NPE to convert the note into shares of the Company’s common stock at a 50% discount to the closing price of the Company’s common stock as of the maturity date.

As of the date of this filing, the Company owed $75,000, and has satisfied the terms of the Settlement Agreement. On February 3, 2020, the Company issued a convertible promissory note in the principal amount of $56,085 to NPE. Additionally, as a result of the Settlement Agreement, the Company became liable to pay NPE its 5% portion equal to $25,902 of the regulatory charges to the City of Lynwood and the State of California to transfer the cannabis licenses back to NPE.

Convertible Note payable – GW Holding Group

On January 6, 2020, the Company entered into a convertible promissory note in the principal amount of $57,750 with GW Holdings Group, LLC, a New York limited liability company (“GW”). GW has the option, beginning on the six month anniversary of the issuance date of, to convert all or any amount of the principal amount of the note then outstanding together with any accrued interest thereon into shares of the Company's common stock at a conversion price equal to a 40% discount of the lowest trading price for fifteen trading days prior to the date of conversion. The note bears interest at a rate of 10% per annum and include a $5,250 such that the price of the note was $57,750. As of March 31, 2021 and December 31, 2020, the Company owed principal of $98,175 and $98,175, respectively. As of March 31, 2021, the Company owed $3,273 in accrued interest.

The Company has identified the embedded derivatives related to the above described notes and warrants. These embedded derivatives included certain conversion and reset features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the note and to fair value as of each subsequent reporting date.

At March 31, 2020, the Company determined the aggregate fair value of embedded derivatives to be $3,580,915. The fair values were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 200.6% to 275.2%, (3) weighted average risk-free interest rate of 0.05% to 0.16%, (4) expected life of 0.5 to 2.4 year, (5) conversion prices of $0.00036 to $0.007 and (6) the Company's common stock price of $0.0077 per share as of March 31, 2021.

For the three-month period ended March 31, 2021, the Company recorded a loss on the change in fair value of derivative liabilities of $2,326,018, which included a gain of $649 ,961 related to convertible notes payable and an a loss of $694,754 related to the excess of the fair value of derivatives at issuance above convertible note principle as a charge to interest expense. During the three months ended March 31, 2021, derivative liabilities of $4,475,915 were reclassified to additional paid in capital as a result of conversions of the underlying notes payable into common stock. For the period ended March 31, 2020, the Company recorded a loss on change in fair value of derivative liabilities of $430,692, and an additional loss of $206,094 related to the excess of the fair value of derivatives at issuance above convertible note principle as a charge to interest.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock as of March 31, 2020 and December 31, 2019. As of March 31, 2021 and December 31, 2020, the Company has designated and issued 10,000,000 shares of Class A Preferred Stock, and 5,000,000 of Class B Preferred Stock.

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

Common stock

The Company is authorized to issue 15,000,000,000 shares of $0.001 par value common stock as of March 31, 2021 and December 31, 2020. As of March 31, 2021, and December 31, 2020, the Company had 4,780,073,945 and 3,136,774,861 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2021, the Company issued an aggregate of 1,000,020 shares of its common stock for services rendered with an estimated fair value of $10,900.

During the three months ended March 31, 2021, the Company issued an aggregate of 621,622,284 shares of its common stock with respect to the settlement of convertible notes and interest accrued thereon of $1,574,156.

During the three months ended March 31, 2021, the Company issued a total net amount of 3,027,031 shares of its common stock with respect to the settlement of $8,623 in accrued liabilities, as well as the return and reissuance of shares to consultants.

During the three months ended March 31, 2021, the Company issued an aggregate of 400,000,000 shares of its common stock upon the exercise of warrants on a cashless basis.

During the three months ended March 31, 2021, the Company sold an aggregate of  575,714,285 shares of its common stock for $1,245,000.

During the three months ended March 31, 2021, the Company issued 41,935,484 shares of common stock in connection with investments with an estimated fair value of $650,000.

During the three months ended March 31, 2021, the Company reclassified a portion of derivative liabilities to additional paid in capital with a fair value of $4,475,915.

On January 17, 2020, the Company entered into an amendment to a convertible promissory note issued to Paladin Advisors, LLC. In connection with such amendment, the Company issued a warrant to purchase up to 5,750,000 shares of common stock of the Company to Paladin Advisors, LLC, which warrant may, under certain circumstances, be exercised on a cashless basis.

Options

As of March 31, 2021, there are no stock options outstanding.

Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2021:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	293,054,702	$0.0011	2.2	$1,023,306
Granted	—	—	—	—
Exercised	(18,399,146)	0.00077	2.5	263,660
Outstanding at March 31, 2021	274,655,556	$0.0006	2.0	$2,008,306
Exercisable at March 31, 2021	274,655,556	$0.0006	2.0	$2,008,306

On February 25, 2021, the Company issued 400,000,000 shares of common stock in exchange for the exercise of all remaining outstanding stock warrants held by St. George Investments.

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0177 as of March 31, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

NOTE 10 — FAIR VALUE MEASUREMENT

The Company adopted the provisions of ASC subtopic 825-10, Financial Instruments (“ASC 825-10”) on January 1, 2008. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

The carrying value of the Company’s cash, accounts receivable, accounts payable, short-term borrowings (including convertible notes payable), and other current assets and liabilities approximate fair value because of their short-term maturity.

As of March 31, 2021 and December 31, 2020, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of March 31, 2021 and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2021 and December 31, 2020, in the amount of $3,580,915 and $4,426,057, respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s level 3 financial liabilities for the three months ended March 31, 2021:

Debt Derivative
Balance, January 1, 2021	$4,426,057
Increase resulting from initial issuance of additional convertible notes payable
Increase resulting from initial issuances of additional convertible notes payable	1,304,754
Decreases resulting from conversion or payoff of convertible notes payable	(4,475,914)
Decreases resulting from payoff of convertible notes payable	(649,961)
Loss due to change in fair value included in earnings	2,975,979
Balance, March 31, 2021	$3,580,915

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended March 31, 2021, the Company’s stock price decreased significantly from initial valuations. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 11 — RELATED PARTY TRANSACTIONS

The Company’s current officer, who is also a stockholder of the Company advanced funds to the Company for travel related and working capital purposes. As of March 31, 2021 and December 31, 2020, there were no related party advances outstanding.

As of March 31, 2021, and December 31, 2020, accrued compensation due to officers and executives included as accrued compensation was $24,000 and $79,214, respectively.

At March 31, 2021 and December 31, 2020, there were no outstanding notes payable due to officers

NOTE 12 – SUBSEQUENT EVENTS

On April 27, 2021, the Company entered into an amendment (the “Amendment”) to the employment agreement by and between the Company and Jesus Quintero, the Company’s Chief Executive Officer and Chief Financial Officer, dated February 3, 2020. The Amendment was effective as of April 22, 2021. Pursuant to the Amendment, Mr. Quintero shall receive a monthly salary of $23,000 commencing as of May 1, 2021 which shall be paid as follows: $20,000 in cash and $3,000 in shares of the Company’s common stock determined based upon the closing price of the Company's common stock on the final trading day of each month as reported on the OTC Markets. In addition, pursuant to the Amendment, Mr. Quintero received 20,000,000 shares of the Company’s common stock as a one-time bonus.

Cannabis Global Inc. (“CBGL”) and the Company (collectively referred to as the “Parties”) agreed to operate a joint venture through a new Nevada corporation named MCOA Lynwood Services, Inc. on May 12, 2021. The Parties agreed to finance a regulated and licensed laboratory to produce various cannabis products under the legal framework outlined by the City of Lynwood, California, Los Angeles County and the State of California. CBGL owns a controlling interest in Natural Plant Extract of California, Inc., which operates a licensed cannabis manufacturing operation.

As its contribution the joint venture, the Company agreed to purchase and install equipment for joint venture operations, which will then be rented to the joint venture, and also provide funding relating to marketing the products produced by the capital equipment. CBGL agreed to provide use of its manufacturing and distribution licenses; access to its Lynwood, California facility; use of the specific areas within the Lynwood Facility suitable for the types of manufacturing selected by the joint venture; and, management expertise require to carry on the joint venture’s operations.

Ownership of the joint venture was agreed to be 60% in CBGL and 40% with the Company. Royalties from profits realized as the result of sales of products from the joint venture was also agreed to be distributed as 60% to CBGL and 40% to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with and our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are focused on the research and development of (1) varieties of various species of hemp; (2) beneficial uses of hemp and hemp derivatives; (3) indoor and outdoor cultivation methods for hemp; (4) technology used for cultivation and harvesting of different species of hemp, including, but not limited to, lighting, venting, irrigation, hydroponics, nutrients and soil; (5) different industrial hemp derived cannabinoids (“CBD”) and the possible health benefits thereof; and (6) new and improved methods of hemp cannabinoid extraction omitting or eliminating the delta-9 tetrahydrocannabinol “THC” molecule.

We also develop, manufacture and sell, through our wholly-owned subsidiary, H Smart, Inc., consumer products that include industrial hemp derived, non-psychoactive CBD as an ingredient, under the brand name “hempSMART™”. Our industrial hemp-based products are developed with an enriched CBD molecular composition with a THC concentration of 0.3% or less by dry weight. We market and sell our hempSMART™ products directly through our website and through our affiliate marketing program. Through our affiliate marketing program, qualified sales affiliates use a secure multi-level-marketing sales software program that: facilitates order placement over the internet via a website; accounts for affiliate orders and sales; calculates referral benefits apportionable to specific sales associates and calculates and accounts for loyalty and rewards benefits for returning customers.

We also provide financial accounting, bookkeeping, services, real property management, and reporting protocols in order to allow licensed cannabis and/or hemp operators in those states where cannabis has been legalized for medicinal and/or recreational use, to report, collect, verify and state  effective financial records and disclosure. We provide a comprehensive accounting strategy based on best accounting practices. As of the date of this filing, we have not offered any financial accounting, bookkeeping or real property management consulting services that have generated reportable revenues.

Additionally, our business includes making selected investments and entering into joint ventures with start-up businesses in the legalized cannabis and hemp industries.

Joint Ventures

Bougainville Ventures, Inc.  On March 16, 2017, we entered into a joint venture agreement with Bougainville Ventures, Inc. (“Bougainville”) to (i) jointly engage in the development and promotion of products in the legalized cannabis industry in Washington State; (ii) utilize Bougainville's high quality cannabis grow operations in the State of Washington, where it claimed to have an ownership interest in real property for use within the legalized cannabis industry; (iii) leverage Bougainville’s agreement with a I502 Tier 3 license holder to grow cannabis on the site; (iv) provide technical and management services and resources including, but not limited to: sales and marketing, agricultural procedures, operations, security and monitoring, processing and delivery, branding, capital resources and financial management; and, (v) optimize collaborative business opportunities. We believe that some of the funds we paid to  Bougainville were misappropriated and that there was self-dealing with respect to those funds. Additionally, we believe that Bougainville misrepresented material facts in the joint venture agreement including, but not limited to, Bougainville’s representations that: (i) it had an ownership interest in real property that was to be deeded to the joint venture; (ii) it had an agreement with a Tier 3 # I502 cannabis license holder to grow cannabis on the real property; and, (iii) that clear title to the real property associated with the Tier 3 # I502 license would be deeded to the joint venture thirty days after we made our final funding contribution. As a result of the foregoing, on September 20, 2018, we filed suit against Bougainville, Andy Jagpal, Richard Cindric, et al. in Okanogan County Washington Superior Court seeking legal and equitable relief for breach of contract, fraud, breach of fiduciary duty, conversion, recession of the joint venture agreement, an accounting, quiet title to real property in our name, for the appointment of a receiver, the return to treasury of 15 million shares issued by us to Bougainville, and, for treble damages pursuant to the Consumer Protection Act in Washington State. We filed a lis pendens on the real property. The case is currently in litigation. We recorded an annual impairment in 2017 of $792,500, reflecting the Company’s percentage of ownership of the net book value of the investment. During 2018, the Company recorded equity losses of $37,673 and $11,043 for the first and second quarters respectively, and recorded an annual impairment of $285,986 for the year ended December 31, 2018, at which time we determined the investment to be fully impaired due to Bougainville’s breach of contract and resulting litigation. This investment remains fully impaired as of the quarter ended March 31, 2021 and the Company is no longer involved in this Joint Venture and is in active litigation. Please refer to Part II, Other Information, Item 1, Legal Proceedings, for more details.

Global Hemp Group Scio Oregon Joint Venture. On May 8, 2018, we entered into a joint venture with Global Hemp Group, Inc. (“Global Hemp Group”) to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by us and Global Hemp Group in Scio, Oregon, and operating under Covered Bridges, Ltd. The joint venture agreement required us to make a cash contribution of $600,000 payable as follows: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and $34,775 by January 31, 2019. We have complied with our payments. We had several disputes with Global Hemp Group that led to the parties entering into a settlement agreement on September 28, 2020, whereby Global Hemp Group agreed to pay us $200,000 and issue us common stock equal in value to $185,000 as of September 28, 2020, subject to a non-dilutive protection provision. Additionally, Global Hemp Group agreed to pay us $10,000 to cover the Company’s legal fees relating to the settlement agreement. In exchange for the settlement consideration, we agreed to relinquish our ownership interest in the joint venture.

Natural Plant Extract of California & Subsidiaries Joint Venture. On April 15, 2019, we entered into a joint venture agreement with Natural Plant Extracts of California, Inc. and its subsidiaries (collectively, “NPE”) to utilize NPE’s California and city cannabis licenses to jointly operate a business named “Viva Buds” to operate a licensed cannabis distribution service in California. In exchange for 20% of NPE’s common stock, we agreed to pay $2 million and issue NPE $1 million worth of our restricted common stock. As of February 3, 2020, we were in arrears in our payment obligations under the joint venture agreement, and we entered into a settlement agreement terminating the joint venture. We agreed to reduce the our equity ownership in NPE from 20% to 5%. We also agreed to pay NPE $85,000 and the balance of $56,085.15 paid in a convertible promissory note issued with terms allowing NPE to convert the note into shares of our common stock at a 50% discount to the closing price of our common stock as of the maturity date of the note. As of the date of this filing, the Company satisfied its payment obligations under the settlement agreement.

Joint Ventures in Brazil and Uruguay. On September 30, 2020, we entered into two joint venture agreements with Marco Guerrero, our director to form joint venture operations in Brazil Uruguay to produce, manufacture, market and sell our hempSMART™ products in Latin America and to develop and sell hempSMART™ products globally. The joint venture agreements contain equal terms for the formation of joint venture entities in Uruguay and Brazil. The Brazilian joint venture will be headquartered in São Paulo, Brazil, and will be named HempSmart Produtos Naturais Ltda. (“HempSmart Brazil”). The Uruguayan joint venture will be headquartered in Montevideo, Uruguay and will be named Hempsmart Uruguay S.A.S. (“HempSmart Uruguay”). Both are in the development stage.

Investment

Share Exchange with Cannabis Global, Inc. On September 30, 2020, we entered into a securities exchange agreement with Cannabis Global, Inc. (“Cannabis Global”) pursuant to which we issued 650,000,000 shares of our common stock to Cannabis Global in exchange for 7,222,222 shares of Cannabis Global common stock. We and Cannabis Global also entered into a lock-up leak-out agreement which prevents either party from selling the exchanged shares for a period of 12 months from September 30, 2020. Thereafter the parties may sell not more than the quantity of shares equaling an aggregate maximum sale value of $20,000 per week, or $80,000 per month until all exchange shares are sold. Edward Manolos, our director, is also a director of Cannabis Global.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

For the three months ended March 31, 2021 and 2020, we had net losses from continuing operations of $782,917 and $392,157, respectively, an increase of $390,760. This increase is due primarily to the effects of the restructuring of our sales team and strategies for 2021 as we work towards building stronger sales levels and invest in our operations for future efficiencies and to meet market demands as we continue to grow.

Revenues

The Company generated revenues of $34,930 and $81,819 for the three months ended March 31, 2021 and 2020, respectively. The decrease of $46,889 is attributed to the Company’s migration to an e-commerce sales platform which was being developed during the three months ended March 31, 2021. This migration included rebranding of products as well as significant infrastructure development of our website, compliance with regulatory requirements and rebranding of hempSMART’s products. In addition, the Company continues to be impacted by the effects of the COVID-19 pandemic as the Company was unable to conduct trade shows or sales events during COVID-19. Our inability to attend trade shows and travel for marketing meetings with distributors has greatly impeded or ability to generate sales . Although we expect sales to increase during the rest of 2021 as our new e-commerce program continues its deployment, no assurance can be provided that sales will increase. Please see Note 3, COVID-19 – Going Concern) for additional details on how the COVID 19 pandemic adversely impacted our business.

During the three months ended March 31, 2021, we released hempSMART Powder Mix Drink, a powderized premium CBD drink combined with honey and infused with various flavors.

The following table identifies a comparison of our sales of products during the three months ended March 31, 2021 and 2020, respectively:

	March 31, 2021	March 31, 2020

Body Lotion	$665	$1,155
Brain	$91	$10,116
Drink Mix	$143	$—
Drops	$19,364	$47,224
Face Moisturizer	$2,704	$873
Pain Capsules	$—	$1,098
Pain Cream	$11,755	$14,848
Pet Drops	$208	$6,505
	$34,930	$81,819

Related party sales

Related party sales contributed $0 and $3,172 to our revenues for the three months ended March 31, 2021 and 2020, respectively. Related party sales are comprised of sales of our hempSMART products to our directors, officers, employees and sales team members. No related party sales were for services. All sales were made at listed retail prices and were for cash consideration.

Cost of sales

Costs of sales primarily consist of inventory cost and overhead, manufacturing, packaging, warehousing, shipping and direct labor costs attributable to our hempSMART products. For the three months ended March 31, 2021 and 2020, our total costs of sales were $25,180 and $34,205, respectively. The decrease of $9,025 was primarily due to lower sales as the sales team was in the process of transitioning to our e-commerce platform for future sales.

Gross profit

For the three months ended March 31, 2021 and 2020, gross profit was $9,750 and $47,614, respectively. This decrease of $37,864 was primarily attributed to our product rebranding as we migrated from our traditional mid-level marketing program to a new e-commerce program during the three months ended March 31, 2021. We anticipate an increase in sales as we continue the deployment our new e-commerce program during the rest of 2021; however, no assurance can be provided that sales will increase. As a percentage of total revenues, gross profit was 27.9% and 58.2% for the three months ended March 31, 2021 and 2020, respectively.

Selling and marketing expenses

For the three months ended March 31, 2021 and 2020, selling and marketing expenses were $107,549 and $126,455, respectively. This decrease of $18,906 is due to more cost efficiencies as a result of our new e-commerce platform during the three months ended March 31, 2021.

Payroll and related expenses

For the three months ended March 31, 2021 and 2020, payroll and related expenses were $138,145 and $101,199, respectively. This increase of $36,946, is mainly attributable to a $30,000 incentive bonus paid to our Chief Executive Officer during the three months ended March 31, 2021.

Stock-based compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. We record tock-based compensation expense in the same expense classifications in the statements of operations, as if such amounts were paid in cash. For the three months ended March 31, 2021 and 2020, stock-based compensation was $19,900 and $6,000, respectively. This increase of $13,900 is due to equity issuances to our CEO and Medical Director as part of contractual arrangements during the three months ended March 31, 2021.

General and administrative expenses

Other general and administrative expenses increased to $525,682 for the three months ended March 31, 2021 compared to $204,371 for the three months ended March 31, 2020. General and administrative expenses include research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The increase of $321,311 is attributed to an increase of $155,000 in legal fees as we initiated legal proceedings  against previous unsuccessful business ventures during the three months ended March 31, 2021; an increase of $60,000 in investor relation during the three months ended March 31, 2021 as the Company as we engaged an investor relations firms to assist in improving communications and interactions with our stockholders and with the investment community; and a $50,000 incentive bonus that was paid to our strategic advisor during the three months ended March 31, 2021.

Loss on change in fair value of derivative liabilities

During 2021 and 2020, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to calculate the  fair value of the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss on changes in fair value of derivative liabilities of $2,326,018 and $430,692 for the three months ended March 31, 2021 and 2020, respectively.

Loss on equity investment

During the three months ended March 31, 2021 and 2020, we adjusted the carrying value of our investment for our pro rata share of equity investment of $0 and $126,845, respectively.

Gain (loss) on settlement of debt

During the three months ended March 31, 2021 and 2020, we realized a loss on settlement of debt of $68,227 and a gain on settlement of debt for $3,490, respectively. The loss was related primarily to the exercise of warrants during the three months ended March 31, 2021.

Interest expense

Interest expense during the three months ended March 31, 2021 was $1,100,962 compared to $890,151 for the three months ended March 31, 2020, an increase of $210,811. Interest expense primarily consists of interest incurred on our convertible debt and other debt. The debt discounts amortization and non-cash interest incurred during the three months ended March 31, 2021 and 2020 was $311,710 and $436,593, respectively. In addition, as of March 31, 2021 and 2020, we incurred a non-cash interest of $1,100,962 and $890,151, respectively, in connection with convertible notes.

Liquidity and Capital Resources

We have generated a net loss from continuing operations for the three months ended March 31, 2021 of $782,917 and used $962,359 of cash for operations. As of March 31, 2021, we had total assets of $3,954,639, which included cash of $639,983, short-term investments of $859,197, inventory of $91,271, prepaid insurance of $46,156 and other current assets of $95,564 consisting primarily of advances to manufacturers and legal firms.

During the three months ended March 31, 2021 and 2020, we met our capital requirements through a combination the sale of securities and convertible debt instruments. We will need to secure additional external funding in order to continue our operations. For the three months ended March 31, 2021, our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $535,000 and proceeds from the sale of common stock of $1,245,000, as compared to proceeds from issuance of notes payable of $442,000 for the three months ended March 31, 2020.

Cash Flows from Operating Activities

For the three months ended March 31, 2021 and 2020, we used cash in operating activities of $962,359 and $597,243, respectively. This increase of $365,116 is due primarily to an increase in net loss for the three months ended March 31, 2021 of $3,657,990 as compared to a net loss of $2,118,302 for the three months ended March 31, 2020. This was offset by the increase in cashflows from the change in the fair value of derivative liabilities as the balance was $2,326,018 for the three months ended March 31, 2021 as compared with $430,692 for the three months ended March 31, 2020.

Cash Flows from Investing Activities

During the three months ended March 31, 2021 and 2020, we used cash of $2,031 and $1,271, respectively, in investing activities related to our purchase of property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $1,529,870 which was primarily attributable to $535,000 from the issuance of notes and $1,245,000 from the sale of our common stock. During the three months ended March 31, 2020, net cash provided by financing activities was $442,000 which was attributable to $442,000 from the issuance of notes.

Our business plans have not generated significant revenues and as of the date of this filing are not sufficient to generate adequate amounts of cash to meet our needs for cash. Our primary source of operating funds in 2021 and 2020 has been proceeds from the sale of our common stock and the issuance of convertible debt and other debt. We have experienced net losses from operations since inception, but expect these conditions to improve in the second half of 2021 and beyond as we develop direct sales and marketing programs. We had stockholders' deficiencies at March 31, 2021 and require additional financing to fund future operations. As of the date of this filing, and due to the early stages of operations, we have insufficient sales data to evaluate the amounts and certainties of cash flows, as well as whether there has been material variability in historical cash flows.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2021, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to opt out of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition periods for complying with new or revised accounting standards is irrevocable.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We are required to maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, our disclosure controls and procedures were not effective due to material weaknesses. Management has identified the following material weaknesses: our ability to prepare our financial statements in a timely manner and inadequate segregation of duties consistent with control objectives. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to create a new controller position and hire a controller in order to segregate duties within the accounting department consistent with control objectives. In addition, we also intend to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us and we are able to find a qualified person to fill such roll .

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth herein, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On September 20, 2018, we filed suit against Bougainville Ventures, Inc. (“Bougainville”), BV-MCOA Management, LLC, Andy Jagpal, Richard Cindric, et al. in Okanogan County Washington Superior Court. We previously entered into a joint venture agreement with Bougainville on March 16, 2017, as amended on November 6, 2017.

We and Bougainville originally agreed to a joint venture with the goal of participating in the legalized cannabis business in Washington State. We intended to organize and operate a cannabis growth and cultivation business on land owned by Bougainville in Oroville, Washington. Furthermore, we agreed to finance the joint venture with a cash payment of $800,000 and issued Bougainville 15 million shares of our common stock. Bougainville represented that it would provide the real property for the joint venture, computer controlled greenhouses and agricultural facilities and, as landlord, oversight of the operations of a cannabis licensee holding a I-502 cannabis license. Bougainville represented that the property was I-502 compliant, and that it had a lease payment arrangement with an I-502 license holder to operate on the land. Bougainville agreed to vend  clear title to the real property associated with the I-502 licensee to the joint venture within 30 days of the final payment by us. Despite our compliance, in full with our financial obligations, Bougainville did not and has not transferred the real property to the joint venture. We determined that Bougainville did not own the real property, misappropriated funds paid into the joint venture for its own purposes and did not have an agreement with a licensed I-502 operator.

Pursuant to our complaint, we are seeking legal and equitable relief for breach of contract, fraud, breach of fiduciary duty, conversion, recession of the joint venture agreement, an accounting, quiet title to real property in the name of the registrant, for the appointment of a receiver, the return to treasury of the 15 million shares of common stock issued to Bougainville, and, for treble damages pursuant to the Consumer Protection Act in Washington State. We have filed a lis pendens on the real property.

We recently served process on the defendants and the case is currently in litigation. We recently filed an amended complaint, and the case is currently in the discovery phase.

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In January 2021, the Company issued an aggregate of 485,170,626 shares of common stock upon the cashless exercise of warrants.

On January 20, 2021, the Company issued 10,000,000 shares of common stock for cash.

On January 26, 2021, the Company   issued 890,334 shares of common stock for debt settlement.

On February 4, 2021, the Company issued 30,952,626 shares of common stock for debt settlement.

In the first quarter of 2021, the Company issued an aggregate of 621,622,284 shares of common stock upon the conversion of convertible notes.

On March 2, 2021, the Company issued 41,935,484 shares of common stock to pursuant to a share exchange agreement.

On March 8, 2021, the Company issued 1,000,000 shares of common stock for services.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1	Director Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2021)

10.2	Share Exchange Agreement, dated February 26, 2021, by and between the Company and Eco Innovation Group, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2021)

10.3	Lock-Up Agreement, dated February 26, 2021, by and between the Company and Eco Innovation Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARIJUANA COMPANY OF AMERICA, INC.

Date: May 19, 2021	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

