Form 10-Q
period 2021-06-30
Marijuana Co of America, Inc.
filed 2021-08-20
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 000-27039

MARIJUANA COMPANY OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Utah	98-1246221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

633 West Fifth Street, Suite 2826
Los Angeles, CA	90071
(Address of principal executive offices)	(Zip Code)

(888) 777-4362

(Registrant’s telephone number, including area code)

1340 West Valley Parkway, Suite 205, Escondido CA 92029

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding at August 19, 2021 was 5,405,130,704.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, plans and objectives of management and markets for our common stock are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout our most recent Annual Report on Form 10-K and any updates described in our Quarterly Reports on  Form 10-Q and Current Reports on Form 8-K as may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to the reports we file with the SEC, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof. Because the risk factors in our SEC reports, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

 PART 1 – FINANCIAL INFORMATION

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30, 2021	Dec 31, 2020

ASSETS
Current assets:
Cash	$179,811	$74,503
Short-term investments	743,200	239,063
Accounts receivable, net	47,570	8,640
Inventory	203,898	103,483
Prepaid insurance	—	55,783
Other current assets	93,830	56,121
Total current assets	1,268,309	537,593

Property and equipment, net	111,898	6,542

Other assets:
Long-term investments	2,232,899	1,552,001
Right-of-use-assets	—	7,858
Goodwill	2,989,803	—
Security deposit	2,500	2,500

Total assets	6,605,409	2,106,494

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	706,396	480,877
Accrued compensation	9,000	79,214
Accrued liabilities	136,108	401,461
Notes payable, related parties	20,000	40,000
Loans payable PPP Stimulus	35,500	35,500
Convertible notes payable, net of debt discount of $1,122,225 and $808,980, respectively	497,775	1,426,894
Loans payable - acquisition	100,000	—
Contingent liability - acquisition	1,000,000	—
Right-of-use liabilities - current portion	—	7,858
Subscriptions payable	1,063,977	670,000
Derivative liability	1,904,016	4,426,057
Total current liabilities	5,472,772	7,567,861

Total liabilities	5,472,772	7,567,861

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	10,000	10,000
Class B preferred stock, $0.001 par value, 5,000,000 shares designated, 2,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	2,000	2,000
Common stock, $0.001 par value; 15,000,000,000 shares authorized; 5,068,524,855 and 3,136,774,861 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	5,068,525	3,136,775
Common stock to be issued, 266,164,070 and 11,892,411 shares, respectively	266,164	11,892
Additional paid in capital	87,581,650	77,687,561
Accumulated deficit	(91,795,702)	(86,309,595)
Total stockholders' deficit	1,132,637	(5,461,367)

Total liabilities and stockholders' deficit	$6,605,409	$2,106,494

 See the accompanying notes to these unaudited condensed consolidated financial statements

 MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
UNAUDITED

	For the three months ended		For the Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUES:
Sales	$16,880	$77,827	$51,810	$156,474
Related party sales	—	5,131	—	8,303
Total Revenues	16,880	82,958	51,810	164,777

Cost of sales	3,301	39,187	28,481	73,392

Gross profit	13,579	43,771	23,329	91,385

OPERATING EXPENSES:
Depreciation	1,262	1,582	2,653	3,328
Selling and marketing	155,212	74,212	262,761	200,667
Payroll and related	132,257	95,644	270,402	196,843
Stock-based compensation	139,000	536,452	158,900	542,767
General and administrative	611,970	211,116	1,137,652	415,172
Total operating expenses	1,039,701	919,006	1,832,368	1,358,777

Net loss from operations	(1,026,122)	(875,235)	(1,809,039)	(1,267,392)

OTHER INCOME (EXPENSES):
Interest expense, net	(891,783)	(881,945)	(1,992,745)	(1,772,096)
Impairment gain (loss) on joint ventures	—	7,048	—	(260,954)
Loss on equity investment	(394,194)	(7,048)	(394,194)	(133,893)
Gain (loss) on change in fair value of derivative liabilities	696,729	1,572,964	(1,629,289)	1,142,272
Unrealized gain (loss) on trading securities	(115,997)	—	504,137	(13,945)
Loss on sale of trading securities	—	(2,603)	—	(2,603)
(Loss) gain on settlement of debt	(96,750)	—	(164,977)	3,490
Total other income (expense)	(801,995)	688,416	(3,677,068)	(1,037,729)

Net loss before income taxes	(1,828,117)	(186,819)	(5,486,107)	(2,305,121)

Income taxes (benefit)	—	—	—	—

NET INCOME (LOSS)	$(1,828,117)	$(186,819)	$(5,486,107)	$(2,305,121)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted (after stock-split)	4,837,346,227	245,000,528	4,465,632,479	185,851,674

 See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
UNAUDITED

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Stock	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subcriptions	Capital	Deficit	Total
Balance, December 31, 2019	10,000,000	$10,000	—	$—	77,958,081	$77,958	—	$—	$—	$63,467,054	$(74,164,213)	$(10,609,201)
Common stock issued to settle amounts previously accrued					8,333	8				$6,692		6,700
Common stock issued for services rendered		—			44,658,333	44,658				498,108		542,766
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	—		270,547,861	270,549	43,994,720	43,995		1,216,928		1,531,472
Converson of related party notes payable					21,384,103	21,384				29,229		50,613
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—			51,054,214	51,054	1,000,000	1,000		375,446		427,500
Common shares issued in settlement of legal case					3,677,889	3,678				952,573		956,251
Reclassification of derivative liabilities to additional paid in capital										2,231,014		2,231,014
Net loss	—	—	—	—	—	—	—	—	—	—	(2,305,121)	(2,305,121)
Balance, June 30, 2020	10,000,000	$10,000	—	$—	469,288,814	$469,289	44,994,720	$44,995	$—	$68,777,044	$(76,469,334)	$(7,168,006)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Stock	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subcriptions	Capital	Deficit	Total
Balance, December 31, 2020	10,000,000	$10,000	2,000,000	$2,000	3,136,774,841	$3,136,775	11,892,411	$11,892	$—	$77,687,561	$(86,309,595)	$(5,461,367)
Common stock issued to settle amounts previously accrued					—	—				—		—
Issuance of preferred stock to officer	—	—	—	$—	—	—	—	—	—	—	$—	—
Common stock issued for services rendered	—	—			21,000,020	21,000	—	—		119,900		140,900
Common stock issued in settlement of convertible notes payable and accrued interest	—	—			810,689,880	810,690	—	—		930,184	—	1,740,874
Issuance of common stock for settlement of liabilities	—	—			3,027,031	3,027	(10,892,411)	(10,892)		16,488		8,623
Issuance of common stock for settlement of liabilities – related parties					22,500,000	22,500	—	—		119,250		141,750
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—			400,000,000	400,000	—	—	—	(400,000)	—	—
Sale of common stock	—	—			632,597,599	632,598	—	—		726,169	—	1,358,767
Issuance of common stock for investments					41,935,484	41,935				608,065		650,000
Reclassification of derivative liabilities to additional paid in capital										5,975,670		5,975,670
Debt discount from warrants issued with convertible notes payable										446,026		446,026
Common stock issued for acquisition of business							265,164,070	265,164		1,352,337		1,617,501
Net Loss	—	—	—	—	—	—	—	—	—	—	(5,486,107)	(5,486,107)
Balance, June 30, 2021	10,000,000	$10,000	2,000,000	$2,000	5,068,524,855	$5,068,525	266,164,070	$266,164	$—	$87,581,650	$(91,795,702)	$1,132,637

 See the accompanying notes to these unaudited condensed consolidated financial statements

 MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020
UNAUDITED

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,486,107)	$(2,305,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	744,783	1,028,931
Depreciation and amortization	2,653	3,328
Impairment loss on equity investment	—	260,954
Loss on equity investment	394,194	133,895
Loss (gain) on change in fair value of derivative liability	1,629,289	(1,142,272)
Interest expense recognized for the excess of fair value of derivative liability over net book value of notes payable at issuance	1,035,115	395,607
Loss on share inducement and settlement of warrant liability	—	138,885
Stock-based compensation	140,900	542,767
Unrealized (gain) loss on trading securities	(504,137)	27,403
Loss on settlement of liabilities	168,272	—
Changes in operating assets and liabilities:
Accounts receivable	1,361	9,752
Inventories	(93,669)	(9,290)
Prepaid expenses and other current assets	37,309	(95,384)
Accounts payable	155,661	145,784
Accrued expenses and other current liabilities	(67,264)	195,874
Right-of-use assets	7,858	6,767
Right-of-use liabilities	(7,858)	(6,885)
Net cash provided by (used in) operating activities	(1,841,640)	(669,005)

Cash flows from investing activities:
Purchases of property and equipment	(107,934)	(1,271)
Payment to establish joint venture	(30,898)	—
Acquisition of business	(150,607)	—
Net cash provided by (used in) investing activities	(289,439)	(1,271)

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,508,250	442,000
Proceeds from PPP loan payable	—	35,500
Repayments of notes payable	(610,630)	—
Repayments to related parties	(20,000)	—
Proceeds from sale of common stock	1,358,767	—
Net cash provided by (used in) financing activities	2,236,387	477,500

Net increase (decrease) in cash	105,308	(192,776)

Cash at beginning of period	74,503	211,765

Cash at end of period	$179,811	$18,989
	—

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—

Non cash financing activities:
Common stock issued in settlement of convertible notes payable	$1,740,874	$1,531,471
Reclassification of derivative liabilities to additional paid-in capital	$5,975,670	$2,231,014
Common stock issued for investment	$650,000	$—
Common stock issued to settle liabilities	$8,623	$—
Common stock to be issued for acquisition of business	$1,617,501	$—
Common shares issued in settlement of legal case	$—	$956,251

 See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries H Smart, Inc., Hempsmart Limited and MCOA CA, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements set forth in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2021 (the “Annual Report”).

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, during the six months ended June 30, 2021, the Company incurred net losses from operations of $5,486,107 and used cash in operations of $1,841,640. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds for the six months ended June 30, 2021 was from revenue generated from the issuance of convertible and non-convertible debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2021 and beyond as it continues to develop its direct sales and marketing programs; however, no assurance can be provided that the Company will not continue to experience losses in the future. The Company has stockholders' deficiencies as of June 30, 2021 and requires additional financing to fund future operations.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding; however, there can be no assurance that the Company will be successful in developing profitable operations or that it will be able to obtain financing on favorable terms, if at all. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current GAAP. Revenue is now recognized in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition (“ASC Topic 606”). The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASC Topic 606 for its reporting period as of the year ended December 31, 2017, which made its implementation of ASC Topic 606 effective in the first quarter of 2018. The Company decided to implement the modified retrospective transition method to implement ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, the Company applied the new standards to all new contracts initiated on or after the effective date. The Company also decided to apply this method to any incomplete contracts it determined are subject to ASC Topic 606 prospectively. For the quarter ended June 30, 2021, there were no incomplete contracts. As is more fully discussed below, the Company is of the opinion that none of its contracts for services or products contain significant financing components that require revenue adjustment under ASC Topic 606.

Identification of Our Contracts with Customers

Contracts included in the Company’s application of ASC Topic 606 for the quarter ended June 30, 2021 consisted solely of sales of the Company’s hempSMART™ products made by its sales associates and by the Company directly through its website. With respect to the Company’s financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended December 31, 2020 or 2019, or for the quarter ended June 30, 2021.

In accordance with ASC Topic 606, the Company of the opinion that none of its hempSMART™ product sales or offered consulting service, each of which are discussed below, have a significant financing component. The Company’s opinion is based upon the transactional basis for its product sales, with revenue recognized upon customer order, payment and shipment, which occurs concurrently. The Company’s evaluation of the length of time between the customer order, payment and shipping is not a significant financing component because shipment occurs the same day as the order is placed and payment made by the customer. The Company’s evaluation of its consulting services is based upon recognizing revenue as the services are performed for a determinable price per hour. The Company only recognizes revenues as incurred and charge billable hours. Because the Company’s hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, the Company is of the opinion that such arrangements are not an indicator of a vendor or customer based significant financing that would materially change the amount of revenue the Company recognizes under the contract or would otherwise contain a significant financing component under ASC Topic 606.

Determination of the Price in Our Sales Contracts

The transaction prices in the Company’s sales contract are the amount of consideration the Company expects to be entitled to for transferring promised hempSMART™ products. The consideration amount is fixed and not variable. The transaction price is allocated to the identified performance obligations in the contract. These allocated amounts are recognized as revenue when or as the performance obligations are fulfilled, which is concurrently upon receipt of payment. There are no future options for a contract when considering and determining the transaction price. The Company excludes amounts third parties will eventually collect, such as sales tax, when determining the transaction price. Since the timing between receiving consideration and transferring goods or services is immediate, the Company’s sales contract do not have a significant financing component, i.e., recognizing revenue at the amount that reflects the cash payment that the customer would have made at the time the goods or services were transferred to them (cash selling price), rather than significantly before or after the goods or services are provided.

Allocation of the Transaction Price of Our Sales Contracts

The Company’s sales contracts are not considered multi-element arrangements which require the fulfillment of multiple performance obligations. Rather, the Company’s sales contracts include one performance obligation in each contract. As such, from the outset, the Company allocates the total consideration to each performance obligation based on the fixed and determinable standalone selling price, which the Company believes is an accurate representation of what the price is in each transaction.

Recognition of Revenue when the Performance Obligation is Satisfied

A performance obligation is satisfied when or as control of the good or service is transferred to the customer. ASC 606-10-20 defines control as “the ability to direct the use of, and obtain substantially all of the remaining benefits from, the asset.” For performance obligations that are fulfilled at a point in time, revenue is recognized at the fulfillment of the performance obligation. As noted above, the Company’s single performance obligation sales contracts are singularly related to its promise to provide the hempSMART™ products to the customer upon receipt of payment, and upon completion, allows the Company to realize revenue under its revenue recognition policy.

With respect to the Company’s offered financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended December 31, 2020 and 2019 or for the quarter ended June 30, 2021.

Identifying the Performance Obligations in Our Sales Contracts

In analyzing the Company’s sales contracts, the Company’s policy is to identify the distinct performance obligations in a sales contract arrangement. In determining the Company’s performance obligations under its sales contracts, the Company considers that the terms and conditions of sales are explicitly outlined in its sales contracts and are so distinct and identifiable within the context of each sales contract, and so are not integrated with other goods, or constitute a modification or customization of other goods in the Company’s contracts, or are highly dependent or highly integrated with other goods in the Company’s sales contracts. Thus, the Company’s performance obligations are singularly related to its promise to provide the hempSMART™ products upon receipt of payment. The Company offers an assurance warranty on its hempSMART™ products that allows a customer to return any hempSMART™ products within 30 days if not satisfied for any reason. Assurance warranties are not identifiable performance obligations since they may be elected at the whim of the customer for any reason. However, the Company does account for returns of purchase prices, if made.

Product Sales

Revenue from product sales, including delivery fees, is recognized when (1) an order is placed by the customer; (2) the price is fixed and determinable when the order is placed; (3) the customer is required to and concurrently pays for the product upon order; and (4) the product is shipped. The evaluation of the Company’s recognition of revenue after the adoption of ASC Topic 606 did not include any judgments or changes to judgments that affected the Company’s reporting of revenues since the Company’s product sales, both pre and post adoption of ASC Topic 606 were evaluated using the same standards as noted above, reflecting revenue recognition upon order, payment and shipment, which all occurs concurrently when the order is placed and paid for by the customer, and the product is shipped. Further, given the facts that (1) the Company’s customers exercise discretion in determining the timing of when they place their product order and (2) the price negotiated in the Company’s product sales is fixed and determinable at the time the customer places the order, and there is no delay in shipment, the Company is of the opinion that its product sales do not indicate or involve any significant customer financing that would materially change the amount of revenue recognized under the sales transaction, or would otherwise contain a significant financing component for the Company or the customer under ASC Topic 606.

Consulting Services

The Company also offers professional services for financial accounting, bookkeeping and/or real property management consulting services based on consulting agreements. As of the date of this filing, the Company has not entered into any contracts for any financial accounting, bookkeeping and/or real property management consulting services that have generated reportable revenues as of the years ended December 31, 2020 or 2019 or the quarter ended June 30, 2021. If and when the Company provides these professional services, it would intend and expect the arrangements to be entered into on an hourly fixed fee basis.

For hourly based fixed fee service contracts, the Company intends to utilize and rely upon the proportional performance method, which recognizes revenue as services are performed. Under this method, in order to determine the amount of revenue to be recognized, the Company will calculate the amount of completed work in comparison to the total services to be provided under the arrangement or deliverable. The Company only recognizes revenues as incurred and charges billable hours. Because the Company’s hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, the Company is of the opinion that such arrangements are not an indicator of a vendor or customer based significant financing that would materially change the amount of revenue the Company recognizes under the contract or would otherwise contain a significant financing component under ASC Topic 606.

The Company determined that upon adoption of ASC Topic 606 there were no adjustments converting from ASC 605   to ASC Topic 606 because product sales revenue is recognized upon customer order, payment and shipment, which occurs concurrently, and the Company’s consulting services offered are fixed and determinable and are only earned and recognized as revenue upon actual performance.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2021 and December 31, 2020, allowance for doubtful accounts was $0 and $0, respectively.

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

Stock-Based Compensation - Employees

The Company accounts for the stock-based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of ASC 718-10-30. Pursuant to ASC 718-10-30-6, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

If the Company is a newly formed corporation or shares of the Company are thinly traded, the use of share prices established in the Company’s most recent private placement based on sales to third parties or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Binomial Option Model option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments. The expected life of options and similar instruments represents the period of time the options and/or similar instruments are expected to be outstanding. Pursuant to ASC 718-10-50-2(f)(2)(i). the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to ASC 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term equal the quotient of the vesting term plus the original contractual term divided by two if (i) a company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) a company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) a company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC 718-10-50-2(f)(2)(ii), a thinly-traded or non-public entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Generally, all forms of share-based payments, including stock options, warrants, restricted stock and stock appreciation rights are measured at their fair value on the grant date of the award based on the estimated number of awards that are ultimately expected to vest.

The expense resulting from share-based payments is recorded in general and administrative expense in the statements of operations.

Stock-Based Compensation – Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation: Improvement to Nonemployee Share-Based Payment Accounting (“Topic 718”s). The ASU supersedes ASC 505-50, Equity-Based Payment to Non-Employment, and expands the scope of the Topic 718 to include stock-based payments granted to non-employees. Under the new guidance, the measurement date and performance and vesting conditions for stock-based payments to non-employees are aligned with those of employees, most notably aligning the award measurement date with the grant date of an award. The new guidance is required to be adopted using the modified retrospective transition approach. The Company adopted the new guidance effective January 1, 2019, and the adoption did not have a material impact on its financial statements and related disclosures.

The fair value of share options and similar instruments is estimated on the date of grant using a Binomial option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments: Pursuant to ASC 718-10-50-2(f)(2)(i), the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and the holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate the holder’s expected exercise behavior. If a company is a newly formed corporation or shares of such company are thinly traded, the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as such company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.
•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC 718-10-50-2(f)(2)(ii), a thinly-traded or non-public entity that uses the calculated value method shall disclose the reasons why it is not practicable for the company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Earnings per Share

Basic earnings per share are calculated by dividing net income (loss) by the weighted average number of shares of the Company’s common stock outstanding during the period. “Diluted earnings per share” reflects the potential dilution that could occur if the Company’s share-based awards and convertible securities were exercised or converted into common stock. The dilutive effect of the Company’s share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted earnings per share calculation. The dilutive effect of the Company’s convertible preferred stock and convertible debentures is computed using the if-converted method, which assumes conversion at the beginning of the year.

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

Investments

The Company follows ASC subtopic 321-10, Investments-Equity Securities (“ASC 321-10”) which requires the accounting for an equity security to be measured at fair value with changes in unrealized gains and losses are included in current period operations. Where an equity security is without a readily determinable fair value, the Company may elect to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes (See Note 6).

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2021 and December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short term notes because they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $168,780 and $44,659 for the six months ended June 30, 2021 and 2020, respectively, as advertising costs.

Segment Information

ASC subtopic Segment Reporting 280-10 ("ASC 280-10") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's only material principal operating segment, hempSMART.

hempSMART

STATEMENT OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	For the three months ended		6 Months Ended	For the three months ended		6 Months Ended
	March 31, 2021	June 30, 2021	June 30, 2021	March 31, 2020	June 30, 2020	June 30, 2020

Revenues	$34,872	$16,537	$51,409	$81,819	$82,958	$164,777

Cost of Goods Sold	25,032	3,301	28,333	34,205	39,187	73,392

Gross Profit	9,840	13,236	23,076	47,614	43,771	91,385

Expense
Stock Based Compensation	—	—	—	—	17,850	17,850
Selling and Marketing	97,812	150,881	248,693	101,897	74,356	176,253
Payroll and Related expenses	53,947	54,864	108,811	18,749	32,113	50,862
Depreciation Expense	1,391	1,391	2,782	1,746	1,582	3,328
General and Admin Expenses	55,801	95,864	151,665	67,949	53,911	121,860
Total Expense	208,951	303,000	511,951	190,341	179,812	370,153

Net Loss from Operations	$(199,111)	$(289,764)	$(488,875)	$(142,727)	$(136,041)	$(278,768)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2021 and 2020, the Company has not recorded any unrecognized tax benefits.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative which aims to reduce unnecessary complexity in GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

Recently Issued Accounting Pronouncements Adopted

Accounting for Income Taxes In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. ASU 2019-12 became effective for the Company in the first quarter of fiscal year 2021. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

Equity Securities, Equity-method Investments and Certain Derivatives In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. ASU 2020-01 became effective for the Company in the first quarter of 2021. The adoption of this standard did not have any impact on the Company’s condensed consolidated financial statements.

NOTE 4 – OPERATING LEASE

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a lease liability, on a discounted basis, and a right-of-use asset for substantially all leases, as well as additional disclosures regarding leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which provides an optional transition method of applying the new lease standard. ASU 2018-11, Topic 842   can be applied using either a modified retrospective approach at the beginning of the earliest period presented, or as permitted by ASU 2018-11, at the beginning of the period in which it is adopted.

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

The Company elected the package of practical expedients permitted under ASU 2018-11, Leases, allowing it to account for its existing operating lease that commenced before the adoption date as an operating lease under the new guidance without reassessing (i) whether the contract contains a lease; (ii) the classification of the lease; or, (iii) the accounting for indirect costs as defined in ASC 842.

On May 31, 2021, the Company’s operating lease for its office space located at 1340 West Valley Parkway, Suite 205, Escondido, CA 92029 expired and, at that time, the Company fully amortized its right-of-use asset for such lease. On June 1, 2021, the Company entered into an office accommodation agreement whereby it may access a shared office space located at 633 West Fifth Street, Suite 2826, Los Angeles, CA 90071 on a month-to-month basis over a one-year term for a fee of $2,349 per month. In considering its qualitative disclosure obligations under ASC 842-20-50-3, the Company examined its office accommodation agreement for office space that has a fixed monthly fee with no variable payments and no options to extend. The office accommodation agreement creates no tenancy, leasehold, or other real property interest, other than a shared right-of-use. The office accommodation agreement does not provide for terms and conditions granting residual value guarantees by the Company, or any restrictions or covenants imposed for dividends or incurring additional financial obligations by the Company.

The Company determined under ASC 2018-11, Leases (Topic 842), due to the short-term nature of the office accommodation agreement, that such agreement met the criteria of ASC 842-20-25-2 and as such it is not necessary to capitalize the office accommodation agreement and fees will be recognized on a monthly straight-line basis. The adoption of this guidance resulted in no significant impact to the Company’s results of operations or cash flows.

NOTE 5 – PROPERTY, MACHINERY AND EQUIPMENT

Property and equipment as of June 30, 2021 and December 31, 2020 is summarized as follows:

	June 30, 2021	December 31, 2020
Computer equipment	$23,784	$20,143
Furniture and fixtures	5,407	5,140
Machinery	104,102	—
Subtotal	133,293	25,283
Less accumulated depreciation	(21,395)	(18,741)
Property, machinery and equipment, net	$111,898	$6,542

Property, machinery and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. On May 20, 2021, the Company purchased a new cannabis extraction machine which is to be leased to a cannabis distributor and manufacturer called Lynwood-MCOA joint venture. This joint venture is between Cannabis Global Inc. and the Company and pertains to the licensed cannabis operations of Natural Plant Extract of California Inc. in the city of Lynwood, CA. The lease payments are scheduled to commence during the third quarter of 2021.

Depreciation expense was $2,653 and $3,328 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 6 – INVESTMENTS

Bougainville Ventures, Inc. Joint Venture

On March 16, 2017, the Company entered into a joint venture agreement with Bougainville Ventures, Inc. (“Bougainville”), a Canadian corporation, to (i) jointly engage in the development and promotion of products in the legalized cannabis industry in Washington State; (ii) utilize Bougainville's high quality cannabis grow operations in the State of Washington, where it claimed to have an ownership interest in real property for use within the legalized cannabis industry; (iii) leverage Bougainville’s agreement with a I-502 Tier 3 license holder to grow cannabis on the site; provide technical and management services and resources including, but not limited to, sales and marketing, agricultural procedures, operations, security and monitoring, processing and delivery, branding, capital resources and financial management; and (iv) optimize collaborative business opportunities. The Company and Bougainville agreed to operate through BV-MCOA Management, LLC, a limited liability company organized in the State of Washington on May 17, 2017.

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

Of the total amount due and payable by the Company with regards to the NPE joint venture agreement as of the date of this filing, the Company owes $75,000 and is in breach of the Settlement and Release of All Claims Agreement with NPE. On February 3, 2020, the Company issued a convertible promissory note in the principal amount of $56,085.15 to NPE. Additionally, as a result of the Company’s settlement agreement with NPE, the Company became liable to pay NPE its 5% portion equal to $25,902 of the regulatory charges to the City of Lynwood and the State of California to transfer the cannabis licenses back to NPE. To date, the Company has not paid this amount and it is due and owing.

Brazilian Joint Ventures

On September 30, 2020, the Company entered into two joint venture agreements (the “Joint Venture Agreements”) with Marco Guerrero, a director of the Company (“Guerrero”) and related party, to form joint ventures in Brazil and in Uruguay to produce, manufacture, market and sell the Company’s hempSMART™ products in Latin America and to develop and sell hempSMART™ products globally. The Joint Venture Agreements contain equal terms for the formation of the joint venture entities in Uruguay and Brazil. The Brazilian joint venture, HempSmart Produtos Naturais Ltda. (“HempSmart Brazil”), will be headquartered in São Paulo, Brazil. The Uruguayan joint venture, Hempsmart Uruguay S.A.S. (“HempSmart Uruguay”), will be headquartered in Montevideo, Uruguay.

Pursuant to the Joint Venture Agreements, the Company acquired a 70% equity interest in both HempSmart Brazil and HempSmart Uruguay, with a minority 30% equity interest in both HempSmart Brazil and HempSmart Uruguay being held by newly formed entities controlled by Guerrero. Pursuant to the Joint Venture Agreements, the Company agreed to provide capital in the amount of $50,000 to both HempSmart Brazil and HempSmart Uruguay, for a total capital outlay obligation of $100,000. It is expected that the proceeds of the initial capital contribution will be used for contracting with third-party manufacturing facilities in Brazil and Uruguay and related infrastructure and employment of key personnel. As of June 30, 2021, the Company has not initiated the capital contribution but is pending to be done in the third quarter.

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

In addition, as majority partner, in the event a joint venture is frustrated in its intent or purpose, the Company may trigger a compulsory buy-sell procedure pursuant to which the Company could pursue a sale of all or substantially all of the joint venture. Subject to certain exceptions, the joint venture partners may not transfer their interests in HempSmart Brazil and HempSmart Uruguay.

Cannabis Global, Inc.

Joint Venture

On May 12, 2021, the Company entered into a joint venture agreement with Cannabis Global, Inc. (“Cannabis Global”) pursuant to which the Company will invest up to $250,000 into a newly formed entity (“MCOA Lynwood”) and Cannabis Global, through Natural Plant Extracts of California, Inc. (“Natural Plant”), an entity in which Cannabis Global owns a majority interest, will operate a regulated and licensed laboratory to manufacture various cannabis products in the State of California. As of June 30, 2021, the Company has invested $115,000.

Share Exchange

On September 30, 2020, the Company entered into a securities exchange agreement with Cannabis Global pursuant to which the Company issued 650,000,000 shares of its common stock to Cannabis Global in exchange for 7,222,222 shares of Cannabis Global common stock. In addition, the Company and Cannabis Global entered into a lock-up leak-out agreement which contains certain restrictions with respect to the sales of such securities.

Eco Innovation Group Inc. – Share Exchange

On February 26, 2021, the Company entered into a Share Exchange Agreement with Eco Innovation Group, Inc., a Nevada corporation quoted on OTC Markets Pink (“ECOX”) dated February 26, 2021, to acquire the number of shares of ECOX’s common stock, par value $0.001, equal in value to $650,000 based on the per-share price of $0.06, in exchange for the number of shares of Company common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date (the “Share Exchange Agreement”). For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000. As of June 30, 2021, the Company owed ECOX and additional 64,621,893 with an estimated value of $394,194 related to the ECOX Share Exchange Agreement. The investment balance is $650,000, with a liability of $394,194 included in subscriptions payable related to the value of the additional shares to be issued. The Company recognized a loss of $394,194 related to the shares to be issued.

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

For a period of two years following the Effective Date, at the closing of each fiscal quarter, should the per-share closing price of the common shares of the same class as the Shares or the Exchange Shares, as quoted by the OTC Markets for the last day of the relevant fiscal quarter, decrease below original issuance value with the effect that the aggregate value of the Shares or the Exchange Shares at the fiscal quarter close would be lower than $650,000, then either MCOA, in the case of the Shares, or ECOX, in the case of the Exchange Shares, shall issue the other party the number of shares of common stock necessary to cause the aggregate value of the Shares or the Exchange Shares, as applicable, be $650,000 as of the end of the relevant fiscal quarter. The parties shall irrevocably instruct their respective transfer agents to reserve and maintain authorized and unissued common stock in a reserve account designated for the purpose of issuing such shares pursuant to this share exchange adjustment provision. Such share reserve accounts shall be maintained with a number of authorized and unissued common stock not less than three (3) times the number of Shares or Exchange Shares, as the case may be, that are issued pursuant to the Share Exchange Closing.

On February 24, 2021, the closing price of the Company’s common stock was $0.0155, so that the number of shares of Company common stock issuable to ECOX under the Share Exchange Agreement is 41,935,484. As a result of the transactions pursuant to the Share Exchange Agreement, the Company will have 4,179,073,945 shares of common stock outstanding, with the shares issued to ECOX pursuant to the Share Exchange Agreement representing 1.00% of the Company’s outstanding shares.

For the quarter ended June 30, 2021, the Company recorded a Loss on Equity Investment and corresponding increase in Subscriptions Payable of $394,194 to address the decline in the Company's stock price from the original issuance price of $.0155.

MARIJUANA COMPANY OF AMERICA, INC.

INVESTMENT ROLL-FORWARD

AS OF JUNE 30, 2021

	INVESTMENTS											SHORT-TERM INVESTMENTS

	TOTAL	Global Hemp	Cannabis Global			Lynwood		Bougainville Ventues,	Gate C Research	Natural Plant		TOTAL Short-Term	Global Hemp
	INVESTMENTS	Group	Inc.	ECOX	Benihemp	JV	MoneyTrac	Inc.	Inc.	Extract	Vivabuds	Investments	Group	MoneyTrac
Beginning balance @12-31-16	$—	$—			$—		$—	$—	$—			$—		$—

Investments made during 2017	3,049,275	10,775			100,000		250,000	1,188,500	1,500,000			—		—

Quarter 03-31-17 equity method Loss	—											—

Quarter 06-30-17 equity method Loss	—											—

Quarter 09-30-17 equity method Loss	(375,000)							(375,000)				—

Quarter 12-31-17 equity method accounting	313,702							313,702				—

Impairment of Investment in 2017	(2,292,500)	—						(792,500)	(1,500,000)			—		—
Balances as of 12/31/17	$695,477.00	$10,775.00	$—	$—	$100,000.00	$—	$250,000.00	$334,702.00	$—	$—	$—	$—	$—	$—

	INVESTMENTS											SHORT-TERM INVESTMENTS

	TOTAL	Global Hemp	Cannabis Global			Lynwood		Bougainville Ventues,	Gate C Research	Natural Plant		TOTAL Short-Term	Global Hemp
	INVESTMENTS	Group	Inc.	ECOX	Benihemp	JV	MoneyTrac	Inc.	Inc.	Extract	Vivabuds	Investments	Group	MoneyTrac
Investments made during 2018	986,654	986,654										—

Quarter 03-31-18 equity method Loss	(37,673)							(37,673)				—

Quarter 06-30-18 equity method Loss	(111,043)							(11,043)				—

Quarter 09-30-18 equity method Loss	(10,422)				(10,422)							—

Quarter 12-31-18 equity method Loss	(31,721)	(31,721)			—							—

Moneytrac investment reclassified to Short-Term investments	(250,000)						(250,000)					250,000		250,000

Unrealized gains on trading securities - 2018	—											560,000		560,000

Impairment of investment in 2018	(933,195)	(557,631)			(89,578)			(285,986)				—
Balance @12-31-18	$408,077	$408,077	$—	$—	$—	$—	$—	$—	$—	$—	$—	$810,000	$—	$—

	INVESTMENTS											SHORT-TERM INVESTMENTS

	TOTAL	Global Hemp	Cannabis Global			Lynwood		Bougainville Ventues,	Gate C Research	Natural Plant		TOTAL Short-Term	Global Hemp
	INVESTMENTS	Group	Inc.	ECOX	Benihemp	JV	MoneyTrac	Inc.	Inc.	Extract	Vivabuds	Investments	Group	MoneyTrac
Investments made during quarter ended 03-31-19	129,040	129,040

Quarter 03-31-19 equity method Loss	(59,541)	(59,541)

Unrealized gains on trading securities - quarter ended 03-31-19												(135,000)		$(135,000)

Balance @03-31-19	$477,576	$477,576	$—	$—	$—	$—	$—	$—	$—	$—	$—	$675,000	$—	$(135,000)

Investments made during quarter ended 06-30-19	$3,157,234	$83,646								$3,000,000	$73,588

Quarter 06-30-19 equity method Income (Loss)	$(171,284)	($141,870)								$(6,291)	$(23,123)

Unrealized gains on trading securities - quarter ended 06-30-19	$—											(150,000)		$(150,000)

Balance @06-30-19	$3,463,526	$419,352	$—	$—	$—	$—	$—	$—	$—	$2,993,709	$50,465	$525,000	$—	$(285,000)

	INVESTMENTS											SHORT-TERM INVESTMENTS

	TOTAL	Global Hemp	Cannabis Global			Lynwood		Bougainville Ventues,	Gate C Research	Natural Plant		TOTAL Short-Term	Global Hemp
	INVESTMENTS	Group	Inc.	ECOX	Benihemp	JV	MoneyTrac	Inc.	Inc.	Extract	Vivabuds	Investments	Group	MoneyTrac

Investments made during quarter ended 09-30-19	$186,263										$186,263

Quarter 09-30-19 equity method Income (Loss)	$122,863	$262,789								$(94,987)	$(44,939)

Sale of trading securities during quarter ended 09-30-19												$(41,667)		$(41,667)

Unrealized gains on trading securities - quarter ended 09-30-19	$—											(362,625)		$(362,625)

Balance @09-30-19	$3,772,652	$682,141	$—	$—	$—	$—	$—	$—	$—	$2,898,722	$191,789	$120,708	$—	$(689,292)

	INVESTMENTS											SHORT-TERM INVESTMENTS

	TOTAL	Global Hemp	Cannabis Global			Lynwood		Bougainville Ventues,	Gate C Research	Natural Plant		TOTAL Short-Term	Global Hemp
	INVESTMENTS	Group	Inc.	ECOX	Benihemp	JV	MoneyTrac	Inc.	Inc.	Extract	Vivabuds	Investments	Group	MoneyTrac
Investments made during quarter ended 12-31-19	$392,226	$262,414									$129,812

Quarter 12-31-19 equity method Income (Loss)	$(178,164)	$(75,220)								$(23,865)	$(79,079)
Reversal of Equity method Loss for 2019	$272,285									$125,143	$147,142
Impairment of investment in 2019	$(3,175,420)	$(869,335)								$(2,306,085)	$—
Loss on disposition of investment	$(389,664)										$(389,664)
Sale of trading securities during quarter ended 12-31-19	$—											$(17,760)		$(17,760)

Unrealized gains on trading securities - quarter ended 12-31-19	$—											(75,545)		$(75,545)
Balance @12-31-19	$693,915	$—	$—	$—	$—	$—	$—	$—	$—	$693,915	$—	$27,403	$—	$(782,597)

	INVESTMENTS											SHORT-TERM INVESTMENTS

	TOTAL	Global Hemp	Cannabis Global			Lynwood		Bougainville Ventues,	Gate C Research	Natural Plant		TOTAL Short-Term	Global Hemp
	INVESTMENTS	Group	Inc.	ECOX	Benihemp	JV	MoneyTrac	Inc.	Inc.	Extract	Vivabuds	Investments	Group	MoneyTrac

Equity Loss for Quarter ended 03-31-20	126,845	126,845

Recognize Joint venture liabilities per JV agreement @03-31-20	394,848	394,848

Impairment of Equity Loss for Quarter ended 03-31-20	(521,692)	(521,692)

Unrealized gains on trading securities - quarter ended 03-31-19												(13,945)		($13,945)
Balance @03-31-20	$693,915	$—	$—	$—	$—	$—	$—	$—	$—	$693,915	$—	$13,458	$—	($796,542)

	INVESTMENTS											SHORT-TERM INVESTMENTS

	TOTAL	Global Hemp	Cannabis Global			Lynwood		Bougainville Ventues,	Gate C Research	Natural Plant		TOTAL Short-Term	Global Hemp
	INVESTMENTS	Group	Inc.	ECOX	Benihemp	JV	MoneyTrac	Inc.	Inc.	Extract	Vivabuds	Investments	Group	MoneyTrac
Equity Loss for Quarter ended 06-30-20	(7,048)	(7,048)

Impairment of Equity Loss for Quarter ended 06-30-20	7,048	7,048

Sales of of trading securities - quarter ended 06-30-20												(13,458)		($13,458)
Balance @06-30-20	$693,915	$—	$—	$—	$—	$—	$—	$—	$—	$693,915	$—	$—	$0	($810,000)

Global Hemp Group trading securities issued	650,000		$650,000									$185,000	$185,000

Investment in Cannabis Global	—

Balance @09-30-20	$1,343,915	$—	$650,000	$—	$—	$—	$—	$—	$—	$693,915	$—	$185,000	$185,000	($810,000)

Unrealized gain on Global Hemp Group securities - 4th Quarter 2020												$54,064	$54,064

Unrealized gains on Cannabis Global Inc securities - 4th Quarter 2020	208,086		$208,086
Balance @12-31-20	$1,552,001	$—	$858,086	$—	$—	$—	$—	$—	$—	$693,915	$—	$239,064	$239,064	($810,000)

Investment in ECOX	650,000			$650,000								$620,133	$620,133

Balance @03-31-21	$2,202,001	$—	$858,086	$650,000	$—	$—	$—	$—	$—	$693,915	$0	$859,197	$859,197	($810,000)

Investments made during quarter ended 06-30-21	30,898					$30,898

Unrealized gain on Global Hemp Group securities - 2nd quarter 2021												($115,997)	($115,997)

Balance @06-30-21	$2,232,899	$—	$858,086	$650,000	$—	$30,898	$—	$—	$—	$693,915	$—	$743,200	$743,200	($810,000)

30

	06-30-20	03-31-20	12-31-19	09-30-19	06-30-19	03-31-19	12-31-18	12-31-17
This includes balances for:	Note (h)	Note (g)	Note (f)	Note (e)	Note (d)	Note (c)	Note (b)	Note (a)
- Debt obligation of JV	478,494	394,848	-	1,633,872	1,778,872	128,522	289,742	1,500,000
- Convertible NP, net of discount	2,784,044	3,040,324	3,193,548	2,688,555	2,149,170	1,536,271	1,132,668	394,555
- Long term debt	-	-	-	-	-	-	-	172,856
Total Debt balance	3,262,538	3,435,172	3,193,548	4,322,427	3,928,042	1,664,793	1,422,410	2,067,411

NOTE 7 – NOTES PAYABLE, RELATED PARTY

As of June 30, 2021 and December 31, 2020, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company as such have been evidenced by the issuance of notes to such officers and directors. The notes are unsecured, due on demand and accrue interest at a rate of 5% per annum. The balance due to Notes Payable Related Party as of June 30, 2021 and December 31, 2020 was $20,000 and $40,000 respectively. These notes are payable to the estate of Charles Larsen.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2021, the Company issued an aggregate of 810,689,880 shares of its common stock in settlement of issued convertible notes payable and accrued interest.

For the six months ended June 30, 2021 and June 30, 2020, the Company recorded amortization of debt discounts of $744,783 and $1,028,931, respectively, as a charge to interest expense.

Convertible notes payable are comprised of the following:

	June 30,	December 31,
	2021	2020
Lender	(Unaudited)	(Audited)
Convertible note payable - Power Up Lending Group	$—	$35,000
Convertible note payable - Crown Bridge Partners	$35,000	$172,500
Convertible note payable – Labrys	$537,500	$—
Convertible note payable - GS Capital Partners LLC	$—	$143,500
Convertible note payable – Geneva Roth	$—	$33,500
Convertible note payable - Robert L. Hymers III	$185,000	$70,000
Convertible note payable – Dutchess Capital	$135,000	$10,000
Convertible note payable – Redstart Holdings	$—	$109,000
Convertible note payable - GW Holdings	$—	$98,175
Convertible note payable - St. George/Bucktown	$727,500	$1,160,726
Total	$1,620,000	$1,832,401
Less debt discounts	$(1,122,225)	$(405,507)
Net	$497,775	$1,426,894
Less current portion	$(497,775)	$(1,426,894)
Long term portion	$—	$—

Convertible Note Payable-Labrys

In June 2021, the Company issued a convertible promissory note in the aggregate principal amount of $537,500 to Labrys Funds, LP (“Labrys”). The promissory note accrues interest at 12% per annum, is due one year from the issuance date and includes an original issuance discount in the aggregate amount of $53,750. The Company also paid $33,750 in deferred financing fees and received $450,000 of net proceeds. The note is convertible at any time at a conversion price of $0.005 per share. The Company also issued a five-year warrants to purchase up to 76,349,431 shares of its common stock to Labrys, at an exercise price of $0.00704 per share. In addition, the Company issued five-year warrants to purchase up to 76,349,431 shares of its common stock to an investment banker for services, which warrants have an exercise price of $0.008448 per share. The aggregate debt discount of $533,526 is being amortized to interest expense over the respective terms of the note.

The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. The Company is prohibited from effecting an exercise of the warrant to the extent that, as a result of such exercise, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the note. Accrued interest on the note was $5,375 as of June 30, 2021.

Convertible Notes Payable-Power Up Lending

From July 1 through September 12, 2019, the Company issued four convertible promissory notes in the aggregate principal amount of $294,000 to Power Up Lending Group Ltd. (“Power Up”). The promissory notes accrue interest at a rate of 10% per annum, were due one year from the respective issuance date and include an original issuance discount in the aggregate amount of $12,000. The notes are convertible at any time at a conversion price equal to 61% of the market price of the Company’s common stock, defined as the lowest trading price during the 15-trading-day period prior to the date of conversion. Upon the issuance of these convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the notes should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares of common stock would be available to settle all potential future conversion transactions. As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $169,202 is being amortized to interest expense over the respective terms of the notes.

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

As of June 30, 2021 and December 31, 2020, the Company owed an aggregate of $0 and $35,000 of principal, respectively, on the notes. As of June 30, 2021 and December 31, 2020, the Company owed $0 and $1,167, respectively, of accrued interest on the notes.

Convertible Notes Payable-Crown Bridge Partners

From October 1 through December 31, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $225,000 to Crown Bridge Partners LLC (“Crown Bridge”). The promissory notes accrue interest at a rate of 10% per annum, were due one year from the respective issuance date and include an original issuance discount in aggregate amount of $22,500. Interest accrues from the issuance date, but interest shall not become payable until the notes becomes payable. The notes are convertible at any time at a conversion price equal to 60% of the market price of the Company’s common stock, defined as the lowest trading price during the 15-trading-day period prior to the conversion date. Upon the issuance of these convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the debentures should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares of common stock would be available to settle all potential future conversion transactions. As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $88,674 was being amortized to interest expense over the respective terms of the notes. The Company also issued a warrants to purchase up to 519,230 shares of the Company’s common stock with an initial exercise price of $0.26, with reset provisions based on issuances of common stock subsequent to the issuance date. Due to the reset provision, the exercise option of these warrants is also accounted for as a derivative liability. See Note 10.

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

As of June 30, 2021 and December 31, 2020, the Company owed an aggregate of $35,000 and $172,500 of principal, respectively, on the notes. As of June 30, 2021 and December 31, 2020, the Company owed accrued interest of $0 and $6,500 on the notes, respectively.

Convertible Notes Payable-Odyssey Funding LLC

On October 30, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $250,000 to Odyssey Funding LLC (“Odyssey”). The promissory notes accrue interest at a rate of 12% per annum, were due one year from the respective issuance date and include an original issuance discount in an aggregate amount of $12,500. Interest accrues from the issuance date, but interest does not become payable until the notes becomes payable. The notes are convertible at any time at a conversion price equal to 55% the average of the two lowest trading prices of the Company’s common stock as quoted on the OTC Markets or such other exchange where the Company's shares are then traded, for the 20 trading days prior to the conversion date.

As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $207,650 was being amortized to interest expense over the respective terms of the notes. As of June 30, 2021 and December 31, 2020, the Company an aggregate of $0 and $0 of principal, respectively. As of June 30, 2021 and December 31, 2020, the Company owed $0 and $0 in accrued interest on the notes, respectively  .

Convertible Notes Payable - Paladin Advisors LLC

On October 23, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $75,000 to Paladin Advisors, LLC (“Paladin”). The promissory notes accrue interest at a rate of 8% per annum and were due six months from the respective issuance date of each note. Pursuant to the notes, Paladin has the option to convert all or any portion of the unpaid principal amount of the notes, plus accrued interest, into shares of the Company’s common stock at a conversion price equal to a 45% discount to the lowest closing bid of the 10 day trading period prior to the date of conversion.

The aggregate debt discount of $46,721 was being amortized to interest expense over the respective terms of the notes. As of June 30, 2021 and December 31, 2020, the Company owed an aggregate of $0 and $0 of principal, respectively, on the notes. As of June 30, 2021 and December 31, 2020, the Company owed $0 and $0 in accrued interest on the notes  , respectively.

Convertible Notes Payable-GS Capital Partners LLC

On December 19, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $173,000 to GS Capital Partners LLC (“GS Capital”). The promissory notes accrue interest at a rate of 10% per annum, were due one year from the respective issuance date, and include an original issuance discount in an aggregate amount of $15,000. Pursuant to the notes, GS Capital is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the notes into shares of the Company's common stock at a conversion price equal to 62% of the lowest trading price of the Company's common stock as reported on the OTC Markets or such other exchange on which the Company’s shares are then traded, for the 20 trading days prior to the date of conversion.

As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $166,193 was being amortized to interest expense over the respective terms of the notes. As of June 30, 2021 and December 31, 2020, the Company owed $0 and $143,500 of principal, respectively, on the notes. As of June 30, 2021 and December 31, 2020, the Company owed $0 and $$2,789 in accrued interest on the notes  , respectively.

Convertible Notes Payable-St. George Investments

On November 1, 2017, the Company issued a secured convertible promissory note in the principal amount of $601,420 to St. George Investments LLC (“St. George”). The promissory note accrues interest at a rate of 10% per annum compounded daily, was due upon maturity on September 10, 2018 and includes an original issue discount of $59,220. The promissory note was funded on November 11, 2017 for $542,200, net of the original issue discount and transaction costs. As of September 30, 2019, the Company owed $417,890 of principal and $38,378 of accrued interest on this convertible promissory note. As of September 30, 2019, this note was in default, but the lender has not enforced the default interest rate. On December 20, 2017, the Company issued a secured convertible promissory note in the principal amount of up to $1,655,000 to St. George. The promissory note accrues interest at a rate of 10% per annum compounded daily, was due upon maturity on October 27, 2018 and includes an original issue discount of $155,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. The promissory note was funded in nine tranches of  $300,000; $200,000; $200,000; $400,000; $75,000; $150,000; $85,000; $120,000 and $70,000, resulting in aggregate net proceeds of $1,500,000. The Company received aggregate net proceeds of $1,200,000 and $300,000 during the years ended December 31, 2018 and 2017, respectively. As an investment incentive, the Company issued five-year warrants to purchase up to 1,100,000 shares of the Company’s common stock at an exercise price of $2.40 per share, with certain reset provisions. As of June 30, 2020, the warrants had an exercise price of $0.0085 for 5,274,146 total warrants.

The promissory note is convertible, at any time at the lender’s option, at $2.40 per share. However, in the event the Company’s Market Capitalization falls below $30,000,000, the conversion price will be 60% of the three lowest closing trade prices from the 20 trading days immediately prior to the date of conversion. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or common stock equivalents at an effective price less than the conversion price then in effect. The Company has a right to prepayment of the note, subject to a 20% prepayment premium. The note is secured by a trust deed of certain assets of the Company. “Market Capitalization” means the total outstanding shares of common stock multiplied by the stock price published on OTC Markets.

On November 5, 2018, $250,000 of principal and accrued interest was assigned to John Fife as an individual with all the terms and conditions of the original note issued to St. George. On March 21, 2019, $150,959 of principal and $4,963 of accrued interest along with $160,454 of derivative liabilities valued as of the respective conversion date were converted into an aggregate of 394,460 shares of the Company’s common stock.

During the nine months ended September 30, 2019, $550,000 of principal, $122,694 of accrued interest and $441,394 of derivative liabilities valued as of the respective conversion dates were converted into an aggregate of 1,710,897 shares of the Company’s common stock, resulting in a gain on debt settlement of $21,586. As of September 30, 2019, the Company owed $0 of principal and $0 of accrued interest on these convertible promissory notes. Although these notes were in default until they were repaid, the lender did not enforce the default interest rate.

On August 28, 2018, the Company issued a secured convertible promissory note in the amount of $1,128,518 (including overfunding of $23,518) to St. George. The promissory note accrues interest at a rate of 10% per annum compounded daily, was due upon maturity on June 30, 2019, and includes an original issue discount of $100,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the year ended December 31, 2018, the Company received aggregate net proceeds of $825,000. During the nine months ended September 30, 2019, an additional $218,518 was funded under this note resulting in net proceeds of $198,518.

As an investment incentive to St. George, the Company issued St. George five-year warrants to purchase up to 750,000 shares of the Company’s common stock at an exercise price of $2.40 per share, with certain reset provisions. The aggregate fair value of the issued warrants was $1,588,493. The face value of the debt was then allocated, on a relative fair value basis, between the debt and the warrants. The portion allocated to warrants has been added to the debt discount with a resulting increase in additional paid-in capital. As of the funding date of each tranche of this note, the Company determined the fair value of the embedded derivative associated with the convertibility of this note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $1,114,698 is being amortized to interest expense over the respective term of each tranche.   As of June 30, 2020, the warrants had an exercise price of $0.0085 for 3,750,000 total warrants.

The promissory notes are convertible, at any time at St. George’s option, at $2.40 per share. However, in the event the Company’s Market Capitalization falls below $30,000,000, the conversion rate will be 60% of the three lowest closing trade prices during the 20 trading days immediately prior to the date of conversion, subject to additional adjustments. In addition, the promissory notes include certain anti-dilution provisions should the Company subsequently issue any common stock or common stock equivalents at an effective price per share that is less than the conversion price then in effect. The Company has a right to prepayment of the note, subject to a 15% prepayment premium. The note is secured by a trust deed of certain assets of the Company.

During the nine months ended September 30, 2019, $1,000,859 of principal and $840,299 of derivative liabilities valued as of the respective conversion dates were converted into an aggregate of 4,475,543 shares of the Company’s common stock, resulting in a loss on debt settlement of $612,034. As of September 30, 2019, the Company owed $828,518 of principal and $28,138 of accrued interest on this convertible promissory note. As of September 30, 2019, this note was in default, but the lender has not enforced the default interest rate.

On January 29, 2019, the Company issued a secured convertible promissory note in the principal amount of $2,205,000 to St. George. The promissory note accrues interest at a rate of 10% per annum compounded daily, was due upon maturity on December 5, 2019, and includes an original issue discount of $200,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the nine months ended September 30, 2019, the promissory note was funded in eight tranches totaling $1,406,482, resulting in aggregate net proceeds of $1,276,482. As an investment incentive to St. George, the Company issued to St. George five-year warrants to purchase up to 1,500,000 shares of the Company’s common stock at an exercise price of $2.40 per share, with certain reset provisions. As of June 30, 2020, the warrants had an exercise price of $0.0085 for 7,500,000 total warrants. The aggregate fair value of the issued warrants was $999,838. The face value of the debt was then allocated, on a relative fair value basis, between the debt and the warrants. The portion allocated to warrants has been added to the debt discount with a resulting increase in additional paid-in capital. As of the funding date of each tranche of this note, the Company determined the fair value of the embedded derivative associated with the convertibility of this note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense.

The promissory notes  are convertible, at any time at the lender’s option, at $2.40 per share. However, in the event the Company’s Market Capitalization falls below $30,000,000, the conversion price will be 60% of the three lowest closing trade prices the 20 trading days immediately prior to the date of conversion, subject to additional adjustments. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or common stock equivalents at an effective price per share that is less than the conversion price then in effect. The Company has a right to prepayment of the note, subject to a 15% prepayment premium. The note is secured by a trust deed of certain assets of the Company.

On March 25, 2019, the Company issued a secured convertible promissory note in the principal amount of $580,000 to St. George. The promissory note accrues interest at a rate of 10% per annum compounded daily, was due upon maturity on January 24, 2020 and includes an original issue discount of $75,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the nine months ended September 30, 2019, the promissory note was funded in the amount of $580,000 resulting in net proceeds of $500,000. As an investment incentive, the Company issued five-year warrants to purchase up to 375,000 shares of the Company’s common stock at an exercise price of $2.40 per share, with certain reset provisions. As of June 30, 2020, the warrants had an exercise price of $0.0085 for 1,875,000 total warrants. The aggregate fair value of the issued warrants was $258,701. The face value of the debt was then allocated, on a relative fair value basis, between the debt and the warrants. The portion allocated to warrants has been added to the debt discount with a resulting increase in additional paid-in capital. As of the funding date of this note, the Company determined the fair value of the embedded derivative associated with the convertibility of this note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $483,966 is being amortized to interest expense over the term of the note.

The promissory notes are convertible, at any time at St. George’s option, at $2.40 per share. However, in the event the Company’s Market Capitalization falls below $30,000,000, the conversion price will be 60% of the three lowest closing trade prices from the 20 trading days immediately prior to the date of conversion, subject to additional adjustments. In addition, the promissory note includes certain anti-dilution provisions should the Company subsequently issue any common stock or common stock equivalents at an effective price per share less than the conversion price then in effect. The Company has a right to prepayment of the note, subject to a 15% prepayment premium. The note is secured by a trust deed of certain assets of the Company.

The Company entered into five convertible note agreements with Bucktown Capital, LLC, an affiliated entity of St. George in fiscal year 2020 and during the six months ended June 30, 2021. The notes have total principal due of $727,500, bear interest at 8% per annum. The notes mature between December 2021 and March 2022. The notes are convertible at fixed prices, with $225,000 of principal convertible at $0.002 per share, $80,000 convertible at $0.003 per share, and $422,500 convertible at $0.005 per share.

As of June 30, 2021 and December 31, 2020, the Company owed $727,500 and $1,160,726 of principal, respectively, on these notes. As of June 30, 2021 and December 31, 2020, the Company owed $24,042 and $350,525 of accrued interest on the above notes, respectively.

Convertible Notes Payable - Robert L. Hymers III

On December 23, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $96,552.70 to Robert L. Hymers III (“Hymers”) in satisfaction of funds owed to Mr. Hymers from his consulting contract with the Company for past services rendered and completed. The promissory notes accrue interest at a rate of 10% per annum, and are were six months from the respective issuance date of the note along with accrued and unpaid interest. Hymers has the option to convert all or any portion of the unpaid principal amount of the notes, plus accrued interest, into shares of the Company’s common stock at a conversion price equal to a 50% discount to the lowest closing bid price of the Company’s common stock during the 15 day trading period prior to the date of conversion. The aggregate debt discount of $92,332 is being amortized to interest expense over the respective terms of the notes. As of June 30, 2021 and December 31, 2020, the Company owed an aggregate of $185,000 and $70,000 of principal, respectively, to Hymers.  As of June 30, 2021 and December 31, 2020, the Company owed $3,125 and $1,005 in accrued interest on the notes  , respectively.

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

Definitive Agreement

Pursuant to the agreement with NPE, the Company agreed to acquire 20% (equal to 200,000 shares of NPE) of NPE’s authorized shares in exchange for the payment of $2,000,000 and $1,000,000 worth of the Company’s restricted common stock. The Company agreed to form a joint venture with NPE incorporated in California under the name “Viva Buds, Inc.” for the purpose of operating a California licensed cannabis distribution business pursuant to California law legalizing THC psychoactive cannabis for recreational and medicinal use.

The Company’s payment obligations were governed by a stock purchase agreement which required the Company to make the following payments:

a. Deposit of $350,000 within 5 days of the execution of the agreement;

b. Deposit of $250,000 payable within 30 days of the execution of the agreement;

c. Deposit of $400,000 within 60 days of the execution of the agreement;

d. Deposit of $500,000 within 75 days of the execution of the agreement; and

e. Deposit of $500,000 within 90 days of the execution of the agreement.

The Company made its initial payment pursuant to this schedule, but otherwise failed to comply with the payment schedule and was in breach of contract.

Settlement and Release of All Claims Agreement

On February 3, 2020, the Company and NPE entered into a Settlement and Release of All Claims Agreement. In exchange for a universal release of all claims, the Company and NPE (i) agreed to reduce the Company’s interest in NPE from 20% to 5%; (ii) agreed that the Company would to pay NPE a total of $85,000 as follows: $35,000 concurrent with the execution of the Settlement and Release of All Claims Agreement, and $25,000 no later than the 5th calendar day for each of the two months following execution of Settlement and Release of All Claims Agreement; and, (iii) agreed to retire the balance of the Company’s original valuation obligation from the agreement, representing a shortfall of $56,085.15, in a convertible promissory note, with terms allowing NPE to convert the note into the Company’s common stock at a 50% discount to the closing price of the Company’s common stock as of the maturity date.

Of the total amount due and payable by the Company as of the date of this filing, the Company owes $50,000, and is in breach of the Settlement and Release of All Claims Agreement. On February 3, 2020, the Company issued a convertible promissory note in the principal amount of $56,085.15 to NPE. Additionally, as a result of the Company’s settlement agreement with NPE, the Company became liable to pay NPE its 5% portion equal to $25,902 of the regulatory charges to the City of Lynwood and the State of California to transfer the cannabis licenses back to NPE. To date, the Company has not paid this amount and it is due and owing.

Convertible Note Payable – GW Holdings Group

On January 6, 2020, the Company entered into a convertible promissory note in the amount of $57,750 with GW Holdings Group, LLC (“GW”). GW has the option, beginning on the six month anniversary of the date of issuance, to convert all or any amount of the principal face amount of the note then outstanding into shares of the Company's common stock at a conversion price equal to 40% discount of the lowest trading price for the 15 trading days prior to the date of the conversion. The note accrues interest at a rate of 10% per annum and include a $5,250 original issue discount such that the price of the note was $57,750. As of June 30, 2021 and December 31, 2020, the Company owed $0 and $98,175 of principal, respectively, on the note. As of June 30, 2021 and December 31, 2020, the Company owed $0 and $818 in accrued interest on the note  , respectively.

Convertible Note Payable – Jefferson Capital

On January 20, 2020, the Company issued a convertible promissory note to Jefferson Capital, LLC (“Jefferson”) with note matured on January 20, 2021. Jefferson has the right to convert any or all of the note into common stock of the Company at a conversion price equal to (i) 60% of the lowest trading price of the Company’s common stock during the 20 trading day period prior to the issue date of the note or (ii) 60% multiplied by the market price, meaning the lowest trade price for the Company’s common stock during the 20 trading day period ending on the latest complete trading day prior to the conversion. As of June 30, 2021 and December 31, 2020, the Company owed $0 and $0 of principal, respectively, on the note. As of June 30, 2021 and December 31, 2020, the Company owed $0 and $0 in accrued interest on the note.

Convertible Note Payable – BHP Capital

On January 21, 2021, the Company issued a convertible promissory note in the principal amount of $37,625to BHP Capital NY, Inc. (“BHP”). The Company agreed to pay simple interest on the outstanding principal amount of the note at a rate of 10% per annum. All amounts owed pursuant to the note are convertible, in whole or in part, into shares of the Company’s common stock at BHP’s option at the lower of (i) the lowest price at which the Company has issued stock; or (ii) the market price, defined as 60% of the lowest trading price for the Company’s common stock during the 20 trading day period ending on the last trading day prior to the conversion date. As of June 30, 2021 and December 31, 2020, the Company owed $0 and $0 of principal, respectively, on the notes. As of June 30, 2021 and December 31, 2020, the Company owed $0 and $0 in accrued interest   on the note.

Convertible Notes Payable – LG Capital

On March 2, 2020, the Company entered issued a convertible promissory note in the principal amount of $50,000 to LG Capital Funding, LLC (“LG Capital”) which note matured on March 2, 2021. The note accrues interest at a rate of 8% per annum. LG Capital is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the note then outstanding into shares of the Company's common stock at a price per share of equal to 55% of the lowest trading price of the Company’s common stock as quoted on the OTC Markets for the 20 trading days prior to the date of conversion. As of June 30, 2021 and December 31, 2020, the Company owed $0 and $0 of principal, respectively, on the note. As of June 30, 2021 and December 31, 2020, the Company owed $0 and $0 in accrued interest on the note  .

Convertible Debt Summary:

The Company has identified the embedded derivatives related to the above described notes and warrants. These embedded derivatives included certain conversion and reset features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the note and to fair value as of each subsequent reporting date.

At June 30, 2021, the Company determined the aggregate fair value of embedded derivatives to be $1,904,016. The fair values were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 128.2% to 169.0%, (3) weighted average risk-free interest rate of 0.16% to 0.18%, (4) expected life of 0.05 to 2.7 years, (5) conversion prices of $0.00185 to $0.00333 and (6) the Company's common stock price of $0.0044 per share as of June 30, 2020.

For the six months ended June 30, 2021, the Company recorded a gain on the change in fair value of derivative liabilities of $1,347,646 and a loss of $1,035,115 related to the excess of the fair value of derivatives at issuance above convertible note principle as a charge to interest expense. For the six months ended June 30, 2020, the Company recorded a gain on change in fair value of derivative liabilities of $1,142,272, a loss of $395,607 related to the excess of the fair value of derivatives at issuance above convertible note principle as a charge to interest expense, and amortization of debt discounts of $1,028,931 as a charge to interest expense.

Paycheck Protection Program Loan

During the quarter ended June 30, 2020, the Company's wholly owned subsidiary, H Smart Inc., received a $35,500 loan as part of the Paycheck Protection Program (“PPP”) offered by the Small Business Administration.

The Company has elected to account for the PPP loan pursuant to FASB ASC 470, Debt, or as a government grant by analogy to International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance.

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

Because the Company will not be legally released from being the primary obligor of the PPP loan until forgiveness is actually granted, income from the extinguishment of the loan would only be recognized once the Company's application for forgiveness is approved. If the forgiveness application is approved, any resulting amount forgiven would be recognized and separately disclosed in the income statement as a gain on extinguishment.

Subscriptions Payable

On September 30, 2020, the Company entered into a share exchange agreement (“Share Exchange Agreement”) with Cannabis Global, Inc. (“CBGL”) dated September 30, 2020, to acquire the number of shares of CBGL’s common stock equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date of the Share Exchange Agreement, in exchange for the number of shares of Company common stock equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date of the Share Exchange Agreement.  For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000.

On February 26, 2021, the Company entered into a share exchange agreement (“ECOX Share Exchange Agreement”) with Eco Innovation Group, Inc. (“ECOX”) dated February 26, 2021, to acquire the number of shares of ECOX’s common stock, equal in value to $650,000 based on the per-share price of $0.06, in exchange for the number of shares of Company common stock equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date of the ECOX Share Exchange Agreement.  For both parties, the ECOX Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the ECOX Share Exchange Agreement to fall below $650,000. Based on the value of ECOX shares in the market as of June 30, 2021, the Company recorded a value for additional shares owed to ECOX pursuant to the ECOX Share Exchange Agreement of $329,572 as a subscription agreement along with a loss from equity investment of $391,194. As of June 30, 2021 41,935,484 shares of the Company’s common stock have been issued. As a result, the balance of subscriptions payable as of June 30, 2021 and December 31, 2020 was $999,355 and $670,000, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock (“Series A Preferred Stock”) as of June 30, 2021 and December 31, 2020 of which 10,000,000 shares are outstanding as of June 30, 2021. As of June 30, 2021 and December 31, 2020, the Company is authorized to issue 5,000,000 shares of Class B Preferred Stock of which 2,000,000 shares are issued and outstanding as of June 30, 2021.

Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company and does not have conversion, dividend or distribution upon liquidation rights.

Each share of Class B Preferred Stock is entitled to 1,000 votes on all matters submitted to a vote to the stockholders of the Company and does not have conversion, dividend or distribution upon liquidation rights.

Common stock

The Company is authorized to issue 15,000,000,000 shares of $0.001 par value common stock as of June 30, 2021. As of December 31, 2020, the Company was authorized to issue 5,000,000,000 shares of $0.001 par value common stock. As of June 30, 2021, and December 31, 2020, the Company had 5,068,524,855 and 3,136,774,861 shares of common stock issued and outstanding, respectively. As of August 19, 2021, there were 5,405,130,704 shares of the Company’s common stock issued and outstanding.

During the six months ended June 30, 2021, the Company issued an aggregate of 21,000,020 shares of its common stock for services with an estimated fair value of $140,900.

During the six months ended June 30, 2021, the Company issued an aggregate of 810,689,880 shares of its common stock, including 153,227,150 related to warrants accounted for as liabilities, in settlement of convertible notes payable, accrued interest of $1,677,373, and reclassified derivative liabilities of $5,975,670 to additional paid in capital in connection with the conversions.

During the six months ended June 30, 2021, the Company issued a net amount of 3,027,031 shares of its common stock in settlement of liabilities with an estimated fair value of $8,623, which included 10,892,411 related to shares to be issued as of December 31, 2020, and the cancellation of 8,755,714 shares for previous settlements, and 890,334 new shares issued for settlement of accounts payable.

During the six months ended June 30, 2021, the Company issued 22,500,000 of its common stock upon the settlement of related party notes payable and accounts payable with an estimated fair value of $141,750.

During the six months ended June 30, 2021, the Company issued 400,000,000 of its common stock upon the exercise of warrants on a cash basis, including warrant liabilities with an estimated value of $63,500.

During the six months ended June 30, 2021, the Company sold 632,597,599 of its common stock for an aggregate value of $1,358,767.

During the six months ended June 30, 2021, the Company issued 41,935,484 of its common stock with a value of $650,000 and will issue an additional 64,621,893 shares for investments with an estimated value of $394,194 related to the ECOX Share Exchange Agreement. The investment balance is $650,000, with a liability of $394,194 included in subscriptions payable related to the value of the additional shares to be issued. The Company recognized a loss of $394,194 related to these additional shares during the three months ended June 30, 2021.

The Company is authorized to issue 15,000,000,000 shares of $0.001 par value common stock as of June 30, 2021. As of December 31, 2020, the Company was authorized to issue 5,000,000,000 shares of $0.001 par value common stock. As of June 30, 2020 and December 31, 2019, the Company had 469,288,934 and 77,958,081 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2020, the Company issued an aggregate of 8,333 shares of its common stock to settle amounts previously accrued with an estimated fair value of $6,700.

During the six months ended June 30, 2020, the Company issued an aggregate of 44,658,333 shares of its common stock for services with an estimated fair value of $542,766.

During the six months ended June 30, 2020, the Company issued an aggregate of 270,547,861 shares of its common stock in settlement of convertible notes payable, accrued interest and embedded derivative liabilities of an aggregate of $1,531,471.

During the six months ended June 30, 2020, the Company issued 21,384,103 of its common stock upon the conversion of related party notes payable with an estimated fair value of $50,613.

During the six months ended June 30, 2020, the Company issued 51,054,214 shares of its common stock upon the exercise of warrants on a cashless basis.

During the six months ended June 30, 2020, the Company issued 3,677,889 shares of its common stock in settlement of a legal case with an estimated fair value of $956,251.

On January 17, 2020, the Company entered into an amendment of an existing convertible promissory note issued to Paladin. The Company authorized the issuance of a warrant to purchase up to 5,750,000 shares of the Company’s common stock, which warrant could be exercised on a cashless basis. This warrant was exercised during the three months ended June 30, 2020.

Options

As of June 30, 2021, the Company has no outstanding stock options.

Warrants

The following table summarizes the stock warrant activity for the three months ended June 30, 2021:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	293,054,702	$0.0011	2.22	$1,023,306
Granted	79,785,156	0.0071	5.00	—
Increase due to reset provision	(9,722,222)	0.004	2.41	—
Exercised	(194,788,035)	0.004	1.66	1,427,826
Outstanding at June 30, 2021	168,329,601	$0.0039	3.49	$503,850
Exercisable at June 30, 2021	168,329,601	$0.0039	3.49	$503,850

Certain warrants issued to debt holders have reset provisions whereby upon subsequent issuances of common stock at a price below the current exercise price, the number of warrants increase and the exercise price is reduced to the new price. The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0061 as of June 30, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

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

As of June 30, 2021 and December 31, 2020, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of June 30, 2021 and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2021 and December 31, 2020, in the amount of $1,904,016 and $4,426,057, respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended June 30, 2021:

Debt Derivative
Balance, January 1, 2021	$4,426,057
Increase resulting from initial issuance of additional convertible notes payable	1,824,340
Decreases resulting from conversion of convertible notes payable	(5,975,670)
Decreases resulting from payoff of convertible notes payable	(649,961)
Loss from change in fair value included in earnings	2,279,250
Balance, June 30, 2021	$1,904,016

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended June 30, 2021, the Company’s stock price decreased significantly from initial valuations. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 11 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related   to business meetings and due diligence with respect to acquisition targets and working capital purposes. As of June 30, 2021 and December 31, 2020, the balance due to officers for travel and working capital purposes was $0 and $0, respectively.

As of June 30, 2021 and December 31, 2020, accrued compensation due to officers and executives included as accrued compensation was $9,000 and $79,214, respectively.

Related party sales contributed $0 and $5,131 to revenues for the three months ended June 30, 2021 and 2020, respectively, while related party sales contributed $0 and $8,303 to revenues for the six months ended June 30, 2021 and 2020, respectively. Related party sales are comprised of sales of the Company’s hempSMART products to the Company’s directors, officers, employees, and sales team members. No related party sales were for services. All sales were made at listed retail prices and were for cash consideration.

NOTE 12 – ACQUISITION

On June 29, 2021, the Company, cDistro Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and cDistro, Inc., a privately-held Nevada corporation engaged in the hemp and CBD product distribution business (“cDistro”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, Merger Sub merged with and into cDistro on June 30, 2021, with cDistro becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

Contingent Consideration - Earnout Agreement

In connection to the Merger, the Company and the securityholder of cDistro (the “cDistro Stockholder”) entered into an earnout agreement dated June 29, 2021 (the “Earnout Agreement”), whereby the Company agreed to issue additional shares of its common stock to the cDistro Stockholder as compensation for the Merger conditioned upon the achievement of certain gross revenue milestones. If cDistro meets revenue targets of $600,000 per quarter, up to a total of $2,400,000 of revenue, the Company will issue shares worth $250,000 upon the achievement each quarterly revenue target, with the number of shares to be issued at each payout date calculated based on the lessor of 220,970,059 shares of common stock or a 30% discount to the average close price of the Company’s common stock for the 20-day period immediately preceding the payout date of the earnout. In accordance with ASC 805, the Company accounts for this earnout agreement as contingent consideration based on the number of shares calculated as owed as of each quarter end, with changes in value to be recorded in earnings each reporting period.

Leak-Out Agreement

On June 29, 2021, in connection with the Merger and the Earnout Agreement, the cDistro Stockholder entered into a Lock-Up and Leak-Out Agreement with the Company pursuant to which, among other thing, such stockholder agreed to certain restrictions regarding the resale of the common stock issued pursuant to the Merger for a period of six months from the date of the Merger.

Employment Agreement

On June 29, 2021, in connection with the Merger, the Company and the Chief Executive Officer of cDistro entered into an employment agreement, pursuant to which that employee will serve as cDistro’s Chief Executive Officer for a three-year term.

The acquisition of cDistro is being accounted for as a business combination under ASC 805. The Company is continuing to gather evidence to evaluate what identifiable intangible assets were acquired, such as a customer list, and the fair value of each, and expects to finalize the fair value of the acquired assets within one year of the acquisition date.

The aggregate preliminary fair value of consideration for the cDistro acquisition was as follows

Amount
Cash, net of cash acquired of $99,393	$250,607
Contingent Consideration - Earnout Agreement	1,000,000
265,164,070 shares of common stock (not issued as of June 30, 2021)	1,617,501
Total preliminary consideration transferred	$2,868,108

During the three months ended June 30, 2021, the Company has paid $250,000 of the cash consideration.

The following information summarizes the preliminary allocation of the fair values assigned to the assets acquired and liabilities assumed at the acquisition date:

Accounts Receivable	$40,291
Inventory	6,746
Other Assets	19,310
Goodwill	2,989,803
Accounts payable	(181,042)
other accrued liabilities	(7,000)
Net assets acquired	$2,868,108

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three and six months ended June 30, 2021 and 2020 as if the cDistro acquisition occurred on January 1, 2020. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue	$290,196	$152,402	$444,239	$234,221
Operating loss	(1,067,780)	(965,158)	(1,855,860)	(1,357,315)
Net loss	(1,869,775)	(276,742)	(5,532,928)	(2,395,044)
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average common shares outstanding	5,102,510,297	510,164,598	4,730,796,549	451,015,744

NOTE 13 – SUBSEQUENT EVENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are focused on the research and development of (i) various species of hemp; (ii) beneficial uses of hemp and hemp derivatives; (iii) indoor and outdoor cultivation methods for hemp; (iv) technology used for cultivation and harvesting of different species of hemp, including, but not limited to, lighting, venting, irrigation, hydroponics, nutrients and soil; (v) different industrial hemp derived cannabinoids (“CBD”) and the possible health benefits thereof; and (vi) new and improved methods of hemp cannabinoid extraction omitting or eliminating the delta-9 tetrahydrocannabinol “THC” molecule.

Specifically, we develop and sell consumer products that include industrial hemp derived, non-psychoactive CBD as an ingredient, under the brand name “hempSMART™” through our wholly-owned subsidiary, H Smart, Inc. In addition, we provide consulting services to licensed cannabis and/or hemp operators with respect to financial accounting and bookkeeping and real property management. Our business also includes making selected investments and entering into joint ventures with start-up businesses in the legalized cannabis and hemp industries.

Our Products

hempSMART™

Our consumer products containing hemp and CBD are sold through our wholly-owned subsidiary H Smart, Inc. under the brand name hempSMART™. Our current hempSMART™ products offerings include the following:

  hempSMART Brain™ a proprietary patented and formulated personal care consumer product encapsulated with enriched non-psychoactive industrial hemp derived CBD. This encapsulation is combined with other high quality, proprietary natural ingredients to compliment CBD to support the brain.

  hempSMART Pain™ capsules formulated with 10mg of full spectrum, non-psychoactive CBD per serving, derived from industrial hemp, which along with a proprietary blend of other natural ingredients, are intended to deliver an all-natural formulation for the temporary relief of minor discomfort associated with physical activity.
  hempSMART Pain Cream™ each container is formulated with 300mg of full spectrum non-psychoactive CBD derived from industrial hemp. This product contains a synergistic combination of natural botanicals and full spectrum hemp extract featuring CBD, cannabigerol, also known as CBG, and a broad range of terpenes. Our proprietary blend of Ayurvedic herbs along with menthol, cayenne pepper extract, rosemary oil, aloe gel, white willow bark, arnica, wintergreen extract and tea tree oil, is intended to provide an immediate cooling and soothing sensation. This topical product is formulated to help reduce minor discomfort and promote muscle relaxation on the areas to which it is applied.

  hempSMART Drops™ full spectrum hemp CBD oil tincture drops available in 250mg and 500mg bottles, enriched with non-psychoactive industrial hemp derived CBD, and available in four different flavors (lemon, mint, orange and strawberry). These drops are free of the THC isolate.

  hempSMART Pet Drops™ for cats and dogs, formulated with 250mg of full spectrum non-psychoactive CBD derived from industrial hemp. This product contains naturally occurring CBD derived from hemp seed oil, full spectrum hemp extract, fractionated coconut oil, and a rich bacon flavor.

  hempSMART Face™ a nourishing facial moisturizer combines full spectrum CBD from hemp with a unique blend of Ayurvedic herbs and botanicals. This facial moisturizer is designed to refresh, replenish and restore skin, providing long lasting hydration and balance.

  hempSMART Drink Mix, an industrial hemp based powderized premium CBD drink made with organic CBD infused with honey to be mixed with any beverage of preference.

Our Consulting Services

In addition to selling our hempSMART™ products, we also provide certain services to licensed cannabis and/or hemp operators. Our services include the following:

Financial Accounting and Bookkeeping

We provide financial accounting, bookkeeping and reporting protocols in order to allow licensed cannabis and/or hemp operators in those states where cannabis has been legalized for medicinal and/or recreational use, to report, collect, verify and state effective financial records and disclosure. We provide a comprehensive accounting strategy based on best accounting practices.

Real Property Management Consulting

Our property management consulting services consist of providing planning, budgeting, acquisition, accounting and management services to licensed cannabis and/or hemp operators in those states where cannabis and/or hemp has been legalized for medicinal and/or recreational use and who are searching for real property to conduct operations.

We have not yet entered into any engagements for such services and have not generated any revenue related to such services.

cDistro Acquisition

On June 29, 2021, we acquired cDistro, Inc. which is engaged in the hemp and CBD product distribution business. Specifically, cDistro distributes high quality hemp-derived cannabinoid products on its website, www.cdistro.com.cDistro (retail services/wholesale pricing) offers the CBD brands along with smoke and vape shop related products to wholesalers, c-stores, specialty retailers, and consumers in North America. We work exclusively with select manufacturers to deliver retail service at wholesale.

Current Joint Ventures and Investments

Joint Ventures in Brazil and Uruguay

On September 30, 2020, we entered into two joint venture agreements with Marco Guerrero, our director, to form joint venture operations in Brazil and Uruguay to produce, manufacture, market and sell our hempSMART™ products in Latin America and to develop and sell hempSMART™ products globally.

Cannabis Global, Inc.

Joint Venture

On May 12, 2021, we entered into a joint venture agreement with Cannabis Global, Inc. (“Cannabis Global”) pursuant to which we will invest up to $250,000 into a newly formed entity (“MCOA Lynwood”) and Cannabis Global, through Natural Plant Extracts of California, Inc., an entity in which Cannabis Global owns a majority interest, will operate a regulated and licensed laboratory to manufacture various cannabis products in the State of California. As of June 30, 2021, we have invested $158,000.

Share Exchange

On September 30, 2020, we entered into a securities exchange agreement with Cannabis Global pursuant to which we issued 650,000,000 shares of our common stock to Cannabis Global in exchange for 7,222,222 shares of Cannabis Global common stock. In addition, we and Cannabis Global entered into a lock-up leak-out agreement which contains certain restrictions with respect to the sales of such securities.

Joint Venture Subject to Ongoing Dispute

On March 16, 2017, we entered into a joint venture agreement with Bougainville Ventures, Inc. (“Bougainville”) to, among other things, engage in the development and promotion of products in the legalized cannabis industry in Washington State. We believe that some of the funds we paid to Bougainville were misappropriated and that there was self-dealing with respect to those funds and that Bougainville misrepresented certain material facts in the joint venture agreement. As a result of the foregoing, on September 20, 2018, we filed suit against Bougainville, Andy Jagpal, Richard Cindric, et al. in Okanogan County Washington Superior Court. See Part II, Item 1 - Legal Proceedings.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues

Total revenues for the three months ended June 30, 2021 and 2020, were $16,880 and $82,958, respectively, a decrease of $66,078. This decrease is attributable to our new eCommerce sales platform as well as the slowing of the general market demand for our products and services due to the COVID-19 pandemic. Changes to our sales strategy include the rebranding of hempSMART’s products.

The following table identifies a comparison of our sales of products during the three months ended June 30, 2021 and 2020, respectively:

Products	June 30, 2021	June 30, 2020
Body Lotion	$403	$1,297
Brain	270	9,558
Drink Mix	24	2,052
Drops	10,352	38,908
Face Moisturizer	89	6,436
Pain Capsules & cDistro products (2021 only)	342	2,548
Pain Cream	4,668	17,058
Pet Drops	732	5,101
Totals	$16,880	$82,958

Related Party Sales

Related party sales contributed $0 and $5,131 to revenues for the three months ended June 30, 2021 and 2020, respectively. Related party sales are comprised of sales of our hempSMART products to our directors, officers, employees, and sales team members. No related party sales were for services. All sales were made at listed retail prices and were for cash consideration.

Costs of Sales

Costs of sales primarily consist of inventory cost and overhead, manufacturing, packaging, warehousing, shipping, and direct labor costs directly attributable to our hempSMART products. For the three months ended June 30, 2021 and 2020, our total costs of sales were $3,301 and $39,187, respectively, a decrease of $35,886. The decrease in costs of sales is due to a decline in sales as a result of the COVID-19 pandemic.

Gross Profit

For the three months ended June 30, 2021 and 2020, gross profit was $13,579 and $43,771, respectively, a decrease of $30,192. This decrease was primarily attributed to new pricing and promotions associated with our sales restructuring and new sales strategies, along with the effects of the COVID-19 pandemic during the three months ended June 30, 2021. As a result, the gross margins were 80.4% and 56.2% for the three months ended June 30, 2021 and 2020, respectively.

Selling and Marketing Expenses

For the three months ended June 30, 2021 and 2020, selling and marketing expenses were $155,212 and $74,212, respectively, an increase of $81,014. The increase is due primarily to the effects of the restructuring of our sales team and new sales strategies deployed during the three months ended June 30, 2021, as compared to June 30, 2020. These increases were mainly attributable to advertising/promotions of $33,769 and digital media of $47,245. The changes to the sales strategy implemented during the quarter ended June 30, 2021 included rebranding of hempSMART’s products.

Payroll and Related Expenses

For the three months ended June 30, 2021 and 2020, payroll and related expenses were $132,257 and $95,644, respectively, an increase of $36,613. This increase is attributed to an increase in headcount during the three months ended June 30, 2021, as compared to June 30, 2020.

Stock-based Compensation

For the three months ended June 30, 2021 and 2020, stock-based compensation was $139,000 and $536,452, respectively, a decrease of $397,452. This decrease was due to less shares issued to our officers and vendors during the three months ended June 30, 2021, as our cash position was higher as compared to the three-month period ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses increased to $611,970 for the three months ended June 30, 2021 as compared to $211,116 for the three months ended June 30, 2020. General and administrative expenses include research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The increase of $400,854 during the three months ended June 30, 2021 is primarily attributed to increased legal fees of $162,510 related to acquisition costs and SEC filings, $87,901 for investor relations as we expanded our investor/stockholder communications, $24,750 in additional audit fees related to potential acquisition projects, $18,843 in director and officer liability insurance as rates were increased during the period due to cannabis industry risk assessments, $36,688 in travel attributed to investor and marketing events, as well as our events, $16,818 in bank fees due to wire transfers relating to payments to an investor, marketing and operation vendors, $10,000 in board fees as directors were paid in cash instead of stock, $9,527 in research and development expenses related to development of future products and $19,729 in shipping costs related to implementation and transfer of inventory to our outsourced logistics warehouse in the United States and Europe.

Gain on Change in Fair Value of Derivative Liabilities

During the three months ended June 30, 2021 and 2020, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to adjust to reflect the fair value of the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in gains of $696,729 and $1,572,964 change in fair value of derivative liabilities for the three months ended June 30, 2021 and 2020, respectively.

Loss on Equity Investment

During the three months ended June 31, 2021 and 2020, we adjusted the carrying value of our investment for our pro rata share of equity investment of $394,194 and $7,048, respectively.

Loss on Settlement of Debt

During the three months ended June 30, 2021 and 2020, we realized a loss on settlement of debt of $96,750 and $0, respectively.

Interest Expense

Interest expense during the three months ended June 30, 2021 was $891,783 compared to $881,945 for the three months ended June 30, 2020. Interest expense primarily consists of interest incurred on our convertible and non-convertible debt. The debt discounts amortization incurred during the three months ended June 30, 2021 and 2020 was $433,073 and $592,338, respectively.

Net Loss

Our net loss for the three months ended June 30, 2021 and 2020 was $1,828,117 and $186,819, respectively, an increase of $1,641,298. The net loss of $1,828,117 for the three months ended June 30, 2021 represents 10,830% of total revenues for the period. The net loss of $186,819 for the three months ended June 30, 2020, represents 225.2% of total revenues for the period.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues

Total revenues for the six months ended June 30, 2021 and 2020 were $51,810 and $164,777, respectively, a decrease of $112,967. The decrease in total revenues of hempSMART™ products was due to the decrease in volume of sales as a result of the COVID-19 pandemic and our new eCommerce sales platform.

The following table identifies our product offerings and the revenues related to these products for the six months ended June 30, 2021 and 2020, respectively:

Products	June 30, 2021	June 30, 2020
Body Lotion	$1,067	$2,452
Brain	361	19,674
Drink Mix	167	2,052
Drops	29,716	86,132
Face Moisturizer	2,793	7,309
Pain Capsules & cDistro products (2021 only)	343	3,646
Pain Cream	16,423	31,906
Pet Drops	940	11,606
Totals	$51,810	$164,777

Related Party Sales

Related party sales contributed $0 and $8,303 to revenues for the six months ended June 30, 2021 and 2020, respectively. Related party sales are comprised of sales of our hempSMART products to our directors, officers, employees, and sales team members. No related party sales were for services. All sales were made at listed retail prices and were for cash consideration.

Costs of Sales

Costs of sales, include the costs of product development, manufacturing, testing, packaging, storage and sale. For the six months ended June 30, 2021 and 2020, costs of sales were $28,481 and $73,392, respectively, a decrease of $44,911. The decrease was a result of decreased growth in the marketing and selling of our hempSMART™ products.

Gross Profit

For the six months ended June 30, 2021 and 2020, gross profit was $23,329 and $91,385, respectively, a decrease of $68,056. This decrease was primarily attributed to our new sales platform and new   sales pricing and promotions, along with the effects of the COVID-19 pandemic during the six months ended June 30, 2021. As a result, our gross margins were 45.0% and 58.4% for the six months ended June 30, 2021 and 2020, respectively.

Selling and Marketing Expenses

For the six months ended June 30, 2021 and 2020, selling and marketing expenses were $262,761 and $200,667, respectively, an increase of $62,094. This increase was attributed to our investment in social media advertising in support of our new eCommerce program promoting our rebranded hempSMART products.

Payroll and Related Expenses

For the six months ended June 30, 2021 and 2020, payroll and related expenses was $270,402 and $196,843, respectively, an increase of $73,559. This increase is attributed to additional head counts created during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Stock-based Compensation

For the six months ended June 30, 2021 and 2020, stock-based compensation was $158,900 and $542,767, respectively, a decrease of $383,867. This decrease is attributed to our improved cash position during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

General and Administrative Expenses

General and administrative expenses increased to $1,137,652 for the six months ended June 30, 2021 compared to $415,172 for the six months ended June 30, 2020. General and administrative expenses include research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The increase of $722,480 during six months ended June 30, 2021 were primarily attributed to $23,016 in bank fees related to wire transfer fees, $46,000 in board of director fees due to renegotiated rates during the six months ended June 30, 2021, $114,132 in consulting fees related to services for medical advisory and strategic planning, $41,550 of additional fees paid for director and officer liability insurance as rates were increased dramatically by insurance carriers due to cannabis industry risk assessments, $149,720 more in investor relations during the six months ended June 30, 2021 as we expanded our investor/stockholder communications, $297,469 of additional legal consulting fees which were related to various lawsuits, SEC filings and international work related to the formation of our new subsidiaries in Brazil and Uruguay.

Loss/Gain on Change in Fair Value of Derivative Liabilities

During the six months ended June 30, 2021 and 2020, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to adjust to the fair value of the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $1,629,289 and a gain of $1,142,272 change in fair value of derivative liabilities for the six months ended June 30, 2021 and 2020, respectively.

Loss on Equity Investment

During the six months ended June 30, 2021 and 2020, we adjusted the carrying value of our investment for our pro rata share of equity investment of $394,194 and $133,893, respectively.

Loss/Gain on Settlement of Debt

During the six months ended June 30, 2021 and 2020, we realized a loss on settlement of debt of $164,977 and a gain of $3,409, respectively. These were related to the payoffs of settlement agreements made in the ordinary course of our business during the six months ended June 30, 2021 and 2020, respectively.

Interest Expense

Interest expense during the six months ended June 30, 2021 and 2020 was $1,992,745 and $1,772,096, respectively. Interest expense primarily consists of interest incurred on our convertible and non-convertible debt. The debt discounts amortization during the six months ended June 30, 2021 and 2020 was $744,783 and $1,028,931, respectively.

Net Loss

Our net loss for the six months ended June 30, 2021 and 2020 was $5,486,107 and $2,305,121, respectively, an increase of $3,180,986. The net loss of $5,486,107 for the six months ended June 30, 2021 represents 10,589% of total revenues for the period. The net loss of $2,305,121 for the six months ended June 30, 2020, represents 1,390% of total revenues for the period.

Liquidity and Capital Resources

We have generated a net loss from continuing operations for the six months ended June 30, 2021 of $5,486,107 and used $1,841,640 cash for operations. As of June 30, 2021, we had total assets of $6,605,409, which short-term investments of $743,200, inventory of $203,898, and other current assets of $93,830. The other current assets consisted of $93,830 in advances to our new Brazilian operations, a $12,500 non-trade receivable due from a brokerage firm and advance payments to vendors.

During the six months ended June 30, 2021 and 2020, we met our capital requirements through a combination of loans, sales of equity and convertible debt instruments; however, we will need to secure additional external funding in order to continue our operations. Our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of notes payable of $1,508,250 and sale of our common stock for gross proceeds of $1,358,767 for the six months ended June 30, 2021 as compared to an increase in proceeds from the issuance of note payables of $442,000 and a government loan due to COVID-19 of $35,500 for the six months ended June 30, 2020. Our ability to rely upon external financing arrangements to fund operations is not certain, and this may limit our ability to secure future funding from external sources without changes in terms requested by counterparties, changes in the valuation of collateral, and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way. We intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally. However, we may be unable to raise additional funds when needed on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations.

Cash Flows from Operating Activities

For the six months ended June 30, 2021, we used cash in operating activities of $1,841,640. For the six months ended June 30, 2020, we used cash in operating activities of $669,005. This decrease of $1,172,635 is due primarily to loss for the period which was offset by stock-based compensation and continued implementation of our business plans, operations, management, personnel and professional services.

Cash Flows from Investing Activities

During the six months ended June 30, 2021, we used $289,439 in investing activities related to purchase of equipment and property of $107,934, $30,898 to establish a joint venture and $150,607 in the acquisition of a new business. During the six months ended June 30, 2020, we used $1,271 related to our purchase of property and equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2021, cash provided by financing activities was $2,236,387 as a result of our receipts of funds from the issuance of notes payable of $1,508,250 and sale of our common stock of $1,358,767, along with repayments of notes payable of $610,630 and repayments of related party notes of $20,000. During the six months ended June 30, 2020, cash provided by financing activities was $477,500 as a result of our receipt of funds from the issuance of notes payable of $442,000 and a government loan due to COVID-19 of $35,500.

Our business plans have not generated significant revenues and as of the date of this filing are not sufficient to generate adequate amounts of cash to meet our needs for cash. Our primary source of operating funds in 2021 and 2020 has been proceeds from the sale of our common stock and the issuance of convertible debt and non-convertible debt. We have experienced net losses from operations since inception, but expect these conditions to improve in 2021 and beyond as we develop direct sales and marketing programs. We had stockholders' deficiencies at June 30, 2021 and require additional financing to fund future operations. As of the date of this filing, and due to the early stages of operations, we have insufficient sales data to evaluate the amounts and certainties of cash flows, as well as whether there has been material variability in historical cash flows.

We currently do not have sufficient cash and liquidity to meet our anticipated working capital for the next twelve months. Historically, we have financed our operations primarily through private sales of our common stock and debt. If our sales goals for our hempSMART™ products do not materialize as planned, and we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

Off Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources nor did we have any commitments or contractual obligations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Note 1 to the condensed consolidated financial statements describes the significant accounting policies and methods used in the preparation of the condensed consolidated financial statements. Estimates are used for, among other things, contingencies and taxes. Actual results could differ materially from those estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of the condensed consolidated financial statements.

Stock-Based Compensation

We account for employee and non-employee compensation in accordance with Accounting Standards Codification 718-10-30 of the Financial Accounting Standards Board. See Note 3 - “Summary of Significant Accounting Policies” set forth in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is set forth in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

COVID-19:

The COVID-19 global pandemic has been unprecedented and unpredictable and is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Based on the Company’s current assessment, however, the Company does not expect any material impact on its long-term strategic plans, its operations, or its liquidity due to the worldwide spread of COVID-19. However, the Company is actively monitoring this situation and the possible effects on its financial condition, liquidity, operations, suppliers, and industry.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, our disclosure controls and procedures were not effective due to material weaknesses. Management has identified the following material weaknesses: our ability to prepare our financial statements in a timely manner and inadequate segregation of duties consistent with control objectives. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to create a new controller position and hire a controller in order to segregate duties within the accounting department consistent with control objectives. In addition, we also intend to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us and we are able to find a qualified person to fill such roll.   This includes hiring a competent director of corporate reporting to help ensure that the Company meets its filing deadlines in a more timely manner.

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

PART II - OTHER INFORMATION

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

We recently served process on the defendants and the case is currently in litigation. The case is currently set for trial on January 22, 2022.

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

During the quarter ended June 30, 2021, the Company issued the following securities:

On April 1, 2021, the Company issued 56,883,314 shares of its common stock upon the conversion of a convertible note.

On April 22, 2021, the Company issued 20,000,000 shares of its common stock to the Company’s Chief Executive Officer as consideration for services.

On June 9, 2021, the Company issued 8,445,314 shares of its common stock upon the conversion of a convertible note.

On June 9, 2021, the Company issued 84,456,280 shares of its common stock upon the conversion of a convertible note.

On June 9, 2021, the Company issued 60,325,556 shares of its common stock upon the conversion of a convertible note.

On June 10, 2021, the Company issued 17,566,093 shares of its common stock upon the conversion of a convertible note.

On June 23, 2021, the Company issued 18,274,353 shares of its common stock upon the conversion of a convertible note.

On June 25, 2021, the Company issued 22,500,000 shares of its common stock to a consultant in settlement of accrued compensation.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated June 29, 2021, by and among Marijuana Company of America, Inc., cDistro Merger Sub, Inc. and cDistro, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2021)

10.1+	First Amendment to Executive Employment Agreement, dated April 27, 2021, by and between the Company and Jesus Quintero (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021)

10.2	Joint Venture Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2021)

10.3	Form of Earnout Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2021)

10.4	Form of Lock-Up and Leak-Out Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2021)

10.5	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2021)

10.6+	Form of Employment Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARIJUANA COMPANY OF AMERICA, INC.

Date: August 19, 2021	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

