Form 10-K/A
period 2020-12-31
Marijuana Co of America, Inc.
filed 2021-09-27
CIK 1078799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
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

 EXPlANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2020 of MARIJUANA COMPANY OF AMERIA, INC. (the “Company”) filed with the Securities and Exchange Commission on April 14, 2021 (the “Form 10-K”) is to incorporate the revised audit report provided by our auditors (Page F-1). At their request we are filing this amendment to incorporate the revised audit report.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

F-1

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

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Joint Ventures and Investments

As discussed in Note 4 to the consolidated financial statements, the Company accounted for certain joint ventures under the equity method of accounting. In addition, the Company had investments in publicly traded equity securities and entered share exchange agreements with other publicly traded companies. Some of these investments are Level 2 investments and can be hard to value. In addition, as the securities held at fair value, management must assess securities that are in a significant unrealized loss position for other than temporary impairment. For these securities, management must make difficult and subjective judgments about the ability of the issuer to be able to meet its obligations under terms of the security. These judgments can have a significant impact on the Company’s reported earnings if they should prove to be significantly inaccurate.

Our principal audit procedures performed to address the joint ventures included the following:

•	We reviewed joint venture agreements and discussing with management the nature of the rights conveyed to the Company through the joint venture agreements.
•	We reviewed management’s assessment of the activities that would most significantly impact the joint venture’s economic performance and evaluated whether the joint venture agreements provided participating or protective rights to the Company.
•	We evaluated transactions with the joint ventures for events which would require reconsideration of previous consolidation conclusions.

Our principal audit procedures performed to address the investments included the following:

•	We evaluated management’s significant accounting policies related to the identification of other than temporary impairment.
•	Valuation specialists, with specialized skills and knowledge, were involved in the assessment of the fair values for a sample of Level 2 investments.
•	We performed testing over a sample of securities to determine if conclusions reached by management regarding other than temporary impairment were appropriate.

Convertible Notes

As discussed in Notes 5 and 6 to the consolidated financial statements, the Company had various debt instruments which included conversion features requiring bifurcation and separate accounting. Management evaluated the required accounting, significant estimates, and judgments around the valuation for these embedded derivatives. These embedded derivatives were initially measured at fair value and have subsequently been remeasured to fair value at each reporting period and at settlement.

There is no current observable market for these types of features and, as such, the Company determined the fair value of the embedded derivatives using a binomial option pricing model to measure the fair value of the bifurcated derivative. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the conclusions reached by management as well as the inputs to the Company’s binomial option pricing model.

Our principal audit procedures performed to address this critical audit matter included the following:

•	We obtained an understanding of the controls and processes surrounding the evaluation, initial measurement and revaluation of the bifurcated derivatives.
•	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.
•	We evaluated the fair value of the bifurcated derivatives that included testing the valuation models and assumptions utilized by management. We reviewed and tested the fair value model used, significant assumptions, and underlying data used in the model.

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

Date: September 27, 2021	MARIJUANA COMPANY OF AMERICA, INC.
	By:	/s/ Jesus M Quintero Jesus M Quintero Principal Executive Officer

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

Name	Title	Date

/s/ Jesus M. Quintero	Principal Executive Officer	September 27, 2021
Jesus M Quintero

/s/ Jesus M. Quintero	Principal Accounting Officer	September 27, 2021
Jesus M Quintero

/s/ Edward Manolos
Edward Manolos	Director	September 27, 2021

/s/ Jesus M. Quintero	Director	September 27, 2021
Jesus M Quintero

/s/ Marco Guerrero Marco Guerrero	Director	September 27, 2021

/s/ Tad Mailander	Director	September 27, 2021
Tad Mailander