Form 10-Q
period 2021-09-30
Marijuana Co of America, Inc.
filed 2021-11-17
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Not applicable

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding at November 16, 2021 was 6,621,939,591.

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout our most recent Annual Report on Form 10-K and any updates described in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as may be amended, supplemented or superseded from time to time by other reports we file with the U.S. Securities and Exchange Commission (the “SEC”). You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to the reports we file with the SEC, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof. Because the risk factors in our SEC reports could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

 PART I – FINANCIAL INFORMATION

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	Unaudited	Audited
ASSETS
Current assets:
Cash	$107,730	$74,503
Short-term Investments	—	239,063
Accounts receivable, net	151,927	8,640
Inventory	201,860	103,483
Prepaid Insurance	86,250	55,783
Other current assets	187,200	56,121
Total current assets	734,967	537,593

Property and equipment, net	122,467	6,542

Other assets:
Long-term Investments	2,301,099	1,552,001
Right- of- use- assets	—	7,858
Goodwill	2,925,884	—
Security deposit	2,750	2,500

Total assets	6,087,167	2,106,494

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	927,260	480,877
Accrued compensation	—	79,214
Accrued liabilities	175,901	401,461
Notes payable, related parties	20,000	40,000
Loans payable PPP Stimulus	—	35,500
Convertible notes payable, net of debt discount of $950,807 and $808,980, respectively	1,059,443	1,426,894
Contingent Liability - Acquisition	1,000,000	—
Right-of-use liabilities - current portion	—	7,858
Subscriptions payable	754,961	670,000
Derivative liability	432,024	4,426,057
Total current liabilities	4,369,589	7,567,861

Total liabilities	4,369,589	7,567,861

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	10,000	10,000
Class B preferred stock, $0.001 par value, 5,000,000 shares designated, 2,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	2,000	2,000
Common stock, $0.001 par value; 15,000,000,000 shares authorized; 6,373,157,821 and 3,136,774,861 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	6,373,158	3,136,775
Common stock to be issued, 30,226,275 and 11,892,411 shares, respectively	30,226	11,892
Additional paid in capital	88,862,487	77,687,561
Accumulated deficit	(93,560,293)	(86,309,595)
Total stockholders' equity (deficit)	1,717,578	(5,461,367)

Total liabilities and stockholders' equity (deficit)	$6,087,167	$2,106,494

 See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
UNAUDITED

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUES:
Sales	$442,178	$49,933	$493,988	$206,407
Related party Sales	—	3,262	—	11,565
Total Revenues	442,178	53,195	493,988	217,972

Cost of sales	378,491	37,170	406,972	110,563

Gross Profit	63,687	16,025	87,016	107,409

OPERATING EXPENSES:
Depreciation	3,697	1,374	6,350	4,702
Selling and marketing	167,664	125,942	430,425	326,608
Payroll and related	142,830	62,000	413,232	258,842
Stock-based compensation	529,393	123,000	688,293	665,767
General and administrative	639,767	294,821	1,777,419	710,094
Total operating expenses	1,483,352	607,137	3,315,719	1,966,013

Net loss from operations	(1,419,664)	(591,112)	(3,228,703)	(1,858,604)

OTHER INCOME (EXPENSES):
Interest expense, net	(549,363)	(688,090)	(2,542,108)	(2,460,185)
Impairment gain (Loss) on Joint Ventures	—	238,296	—	(22,658)
Income (Loss) on equity investment	—	240,198	—	106,305
Loss on share exchange agreement	(340,984)	—	(735,178)	—
Gain (Loss) on change in fair value of derivative liabilities	1,177,610	(1,454,903)	(451,679)	(312,631)
Unrealized Gain (loss) on trading securities	—	—	504,137	(13,945)
Loss on sale of trading securities	(543,200)	—	(543,200)	(2,603)
(Loss) Gain on settlement of debt	(88,990)	383,440	(253,967)	386,930
Total other income (expense)	(344,927)	(1,281,059)	(4,021,995)	(2,318,787)

Net loss before income taxes	(1,764,591)	(1,872,171)	(7,250,698)	(4,177,391)

Income taxes (benefit)	—	—	—	—

NET INCOME (LOSS)	$(1,764,591)	$(1,872,171)	$(7,250,698)	$(4,177,391)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted (after stock-split)	5,266,505,915	1,178,860,134	4,867,533,020	518,261,567

 See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
UNAUDITED

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Stock	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2019	10,000,000	$10,000	—	$—	77,958,081	$77,958	—	$—	$—	$63,467,054	$(74,164,213)	$(10,609,201)
Common stock issued to settle amounts previously accrued	—	—	—	—	8,333	8	—	—	—	$6,692	—	6,700
Common stock issued for services rendered	—	—	—	—	156,444,047	156,444	—	—	—	509,323	—	665,767
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	—	—	1,469,725,298	1,469,725	—	—	—	1,165,922	—	2,635,647
Conversion of related party notes payable	—	—	—	—	21,384,103	21,384	—	—	—	29,229	—	50,613
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	—	—	51,054,214	51,054	1,000,000	1,000	—	375,446	—	427,500
Sale of common stock	—	—	—	—	127,012,847	127,013	—	—	—	26,673	—	153,686
Common shares issued in settlement of legal case	—	—	—	—	10,293,843	10,294	—	—	—	1,273,338	—	1,283,632
Reclassification of derivative liabilities to additional paid in capital	—	—	—	—	—	—	—	—	—	3,886,972	—	3,886,972
Net Loss	—	—	—	—	—	—	—	—	—	—	(4,177,391)	(4,177,391)
Balance, September 30, 2020	10,000,000	$10,000	—	$—	1,913,880,766	$1,913,880	1,000,000	$1,000	$—	$70,740,649	$(78,341,604)	$(5,676,075)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Stock	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2020	10,000,000	$10,000	2,000,000	$2,000	3,136,774,841	$3,136,775	11,892,411	$11,892	$—	$77,687,561	$(86,309,595)	$(5,461,367)
Common stock issued to settle amounts previously accrued	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Preferred stock to officer	—	—	—	$—	—	—	—	—	—	—	$—	—
Common stock issued for services rendered	—	—	—	—	142,946,860	142,947	—	—	—	518,345	—	661,292
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	—	—	905,667,530	905,668	29,226,275	29,226	—	1,054,388	—	1,989,282
Issuance of common stock for settlement of liabilities	—	—	—	—	3,027,031	3,027	(10,892,411)	(10,892)	—	16,488	—	8,623
Conversion of related party notes payable and accounts payable	—	—	—	—	22,500,000	22,500	—	—	—	119,250	—	141,750
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	—	—	462,844,406	462,844	—	—	—	(462,844)	—	—
Sale of common stock	—	—	—	—	742,297,599	742,298	—	—	—	895,828	—	1,638,126
Issuance of common stock for investments	—	—	—	—	691,935,484	691,935	691,935	—	—	608,065	—	1,300,000
Reclassification of derivative liabilities to additional paid in capital	—	—	—	—	—	—	—	—	—	6,270,052	—	6,270,052
Debt discount from warrants issued with convertible notes payable	—	—	—	—	—	—	—	—	—	716,953	—	716,953
Common stock issued for acquisition of business	—	—	—	—	265,164,070	265,164	—	—	—	1,352,337	—	1,617,501
Modification of Notes Payable	—	—	—	—	—	—	—	—	—	86,064	—	86,064
Net Loss	—	—	—	—	—	—	—	—	—	—	(7,250,698)	(7,250,698)
Balance, September 30, 2021	10,000,000	$10,000	2,000,000	$2,000	6,373,157,821	$6,373,158	30,918,210	$30,226	$—	$88,862,487	$(93,560,293)	$1,717,578

 See the accompanying notes to these unaudited condensed consolidated financial statements

 MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
UNAUDITED

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(7,250,698)	$(4,177,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,232,641	1,373,575
Depreciation and amortization	5,753	4,702
Bad debt expense	34,359	—
Impairment loss on equity investment	—	22,658
Loss on equity investment	735,178	(106,305)
Loss (Gain) on change in fair value of derivative liability	451,679	312,631
Interest expense recognized for the excess of fair value of derivative liability over net book value of notes payable at issuance	1,035,115	—
Loss on share inducement and settlement of warrant liability	—	427,500
Stock-based compensation	661,292	665,767
Unrealized (Gain) Loss on trading securities	39,063	13,945
Gain on Settlement of joint venture	—	(386,930)
Loss on settlement of liabilities	256,336	—
Changes in operating assets and liabilities:
Accounts receivable	(5,496)	9,754
Inventories	(90,561)	3,652
Prepaid expenses and other current assets	(161,352)	(77,605)
Accounts payable	386,122	205,061
Accrued expenses and other current liabilities	(23,063)	446,746
Right-of-use assets	7,858	10,459
Right-of-use liabilities	(7,858)	(10,577)
Net cash provided by (used in) operating activities	(2,693,632)	(1,262,358)

Cash flows from investing activities:
Purchases of property and equipment	(121,603)	(1,271)
Payment to establish joint venture	(99,098)	—
Proceeds from sale of investments	190,401	—
Investment in joint venture	—	125,000
Acquisition of business	(155,550)	—
Net cash provided by (used in) investing activities	(185,850)	123,729

Cash flows from financing activities:
Proceeds from issuance of notes payable	2,065,863	876,302
Proceeds from PPP loan payable	—	35,500
Proceeds from sales of trading securities	—	10,854
Repayments of notes payable	(626,005)	—
Repayments to related parties	(20,000)	—
Proceeds from sale of common stock	1,492,851	153,685
Net cash provided by (used in) financing activities	2,912,709	1,076,341

Net increase (decrease) in cash	33,227	(62,288)

Cash at beginning of period	74,503	211,765

Cash at end of period	$107,730	$149,477
	—

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—

Non cash financing activities:
Common stock issued in settlement of convertible notes payable	$1,989,282	$2,635,647
Common stock issued in settlement of related party notes payable and accrued compensation	—	$50,613
Reclassification of derivative liabilities to additional paid-in capital	$6,270,052	$3,886,971
Gains on settlement of JV investment	$—	$386,930
Common stock issued for investment	$1,300,000	$—
Common stock issued to settle liabilities	$8,623	$—
Common stock issued for acquisition of business	$1,617,501	$—
Common shares issued in settlement of legal case	$—	$1,283,632

 See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries H Smart, Inc., cDistro, Hempsmart Limited and MCOA CA, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements set forth in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2021 and amended on September 27, 2021 (the “Annual Report”).

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, during the nine months ended September 30, 2021, the Company incurred net losses from operations of $7,250,699 and used cash in operations of $2,838,907. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds for the nine months ended September 30, 2021 was from revenue generated from the issuance of convertible and non-convertible debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2021 and beyond as it continues to develop its direct sales and marketing programs; however, no assurance can be provided that the Company will not continue to experience losses in the future. The Company has stockholders' deficiencies as of September 30, 2021 and requires additional financing to fund future operations.

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current GAAP. Revenue is now recognized in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition (“ASC Topic 606”). The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASC Topic 606 for its reporting period as of the year ended December 31, 2017, which made its implementation of ASC Topic 606 effective in the first quarter of 2018. The Company decided to implement the modified retrospective transition method to implement ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, the Company applied the new standards to all new contracts initiated on or after the effective date. The Company also decided to apply this method to any incomplete contracts it determined are subject to ASC Topic 606 prospectively. For the quarter ended September 30, 2021, there were no incomplete contracts. As is more fully discussed below, the Company is of the opinion that none of its contracts for services or products contain significant financing components that require revenue adjustment under ASC Topic 606.

Identification of Our Contracts with Customers

Contracts included in the Company’s application of ASC Topic 606 for the quarter ended September 30, 2021 consisted of sales of the Company’s hempSMART™ products, as well as products from its new subsidiary cDistro. With respect to the Company’s financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended December 31, 2020 or 2019, or for the quarter ended September 30, 2021.

In accordance with ASC Topic 606, the Company is of the opinion that some of its product sales have a significant financing component. The Company’s opinion is based upon the transactional basis for its product sales, with revenue recognized upon customer payment and/or shipment. The Company’s evaluation of the length of time between some of the customer orders, payment and shipping is a significant financing component, while other shipments occurs the same day as the order is placed and payment made by the customer. The Company’s evaluation of its consulting services is based upon recognizing revenue as the services are performed for a determinable price per hour. The Company only recognizes revenues as incurred and charge billable hours. Because the Company’s hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, the Company is of the opinion that such arrangements are not an indicator of a vendor or customer based significant financing that would materially change the amount of revenue the Company recognizes under the contract or would otherwise contain a significant financing component under ASC Topic 606.

Determination of the Price in Our Sales Contracts

The transaction prices in the Company’s sales contract are the amount of consideration the Company expects to be entitled to for transferring promised products. The consideration amount is fixed and not variable. The transaction price is allocated to the identified performance obligations in the contract. These allocated amounts are recognized as revenue when or as the performance obligations are fulfilled, which is concurrently upon receipt of shipment and or/payment. There are no future options for a contract when considering and determining the transaction price. The Company excludes amounts third parties will eventually collect, such as sales tax, when determining the transaction price. Since the timing between receiving consideration and transferring goods or services for some of the products are not immediate, the Company’s sales contract have a significant financing component, i.e., recognizing revenue at the amount that reflects the invoice and/or cash payment that the customer would have made at the time the goods or services were transferred to them (cash or invoice selling price).

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

Recognition of Revenue when the Performance Obligation is Satisfied

A performance obligation is satisfied when or as control of the good or service is transferred to the customer. ASC 606-10-20 defines control as “the ability to direct the use of, and obtain substantially all of the remaining benefits from, the asset.” For performance obligations that are fulfilled at a point in time, revenue is recognized at the fulfillment of the performance obligation. As noted above, the Company’s performance obligation sales contracts are related to its promise to provide products to the customers upon delivery and/or receipt of payment, and upon completion, allows the Company to realize revenue under its revenue recognition policy.

With respect to the Company’s offered financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended December 31, 2020 and 2019 or for the quarter ended September 30, 2021.

Identifying the Performance Obligations in Our Sales Contracts

In analyzing the Company’s sales contracts, the Company’s policy is to identify the distinct performance obligations in a sales contract arrangement. In determining the Company’s performance obligations under its sales contracts, the Company considers that the terms and conditions of sales are explicitly outlined in its sales contracts and are so distinct and identifiable within the context of each sales contract, and so are not integrated with other goods, or constitute a modification or customization of other goods in the Company’s contracts, or are highly dependent or highly integrated with other goods in the Company’s sales contracts. Thus, the Company’s performance obligations are singularly related to its promise to provide the products upon delivery and/or receipt of payment. The Company offers an assurance warranty on its products that allows a customer to return any products within 30 days if not satisfied for any reason. Assurance warranties are not identifiable performance obligations since they may be elected at the whim of the customer for any reason. However, the Company does account for returns of purchase prices, if made.

Income From Lease

On May 20, 2021, the Company purchased a new cannabis extraction machine which is to be leased to a cannabis distributor and manufacturer called Lynwood-MCOA joint venture. This joint venture is between Cannabis Global Inc. and the Company and pertains to the licensed cannabis operations of Natural Plant Extract of California Inc. in the city of Lynwood, CA. The Company has retained control of title of the machine. The Equipment was leased to Lynwood- MCOA joint venture for a monthly fee of $7,500, beginning ninety (90) days after the Effective Date of May 20, 2021, for a period of two (2) years. After this two-year period, title to all such equipment shall revert to the joint venture at the agreed upon residual value of the equipment. The Company recorded $12,581 and $0 in equipment lease revenues for the three and nine months ended September 30, 2021 and 2020, respectively pursuant to ASC 842.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2021 and December 31, 2020, allowance for doubtful accounts was $37,632 and $0, respectively.
11

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

The fair value of share options and similar instruments is estimated on the date of grant using a Binomial Option Model option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•	Expected term of share options and similar instruments. The expected life of options and similar instruments represents the period of time the options and/or similar instruments are expected to be outstanding. Pursuant to ASC 718-10-50-2(f)(2)(i), the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to ASC 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term equal the quotient of the vesting term plus the original contractual term divided by two if (i) a company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) a company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) a company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC 718-10-50-2(f)(2)(ii), a thinly traded or non-public entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
•	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
•	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Stock-Based Compensation – Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation: Improvement to Nonemployee Share-Based Payment Accounting (“Topic 718”).The ASU supersedes ASC 505-50, Equity-Based Payment to Non-Employment, and expands the scope of the Topic 718 to include stock-based payments granted to non-employees. Under the new guidance, the measurement date and performance and vesting conditions for stock-based payments to non-employees are aligned with those of employees, most notably aligning the award measurement date with the grant date of an award. The new guidance is required to be adopted using the modified retrospective transition approach. The Company adopted the new guidance effective January 1, 2019, and the adoption did not have a material impact on its financial statements and related disclosures.

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

Investments

The Company follows ASC subtopic 321-10, Investments-Equity Securities which requires the accounting for an equity security to be measured at fair value with changes in unrealized gains and losses are included in current period operations. Where an equity security is without a readily determinable fair value, the Company may elect to estimate its fair value at cost minus impairment plus or minus changes resulting from observable price changes (See Note 6).

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021 and December 31, 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short term notes because they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $183,491 and $159,428 for the nine months ended September 30, 2021 and 2020, respectively, as advertising costs.

Segment Information

ASC subtopic Segment Reporting 280-10 ("ASC 280-10") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segments, cDistro and hempSMART.

The following table represents the Company's hempSMART' business segment as of September 30, 2021 and 2020:

hempSMART
STATEMENT OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues	$22,351	$53,195	$73,760	$217,972
Cost of Goods Sold	19,435	37,170	47,769	110,563
Gross Profit	2,916	16,025	25,991	107,409

Expense
Depreciation Expense	3,100	1,374	5,881	4,702
Selling and Marketing	105,757	117,978	363,796	294,231
Payroll and Related expenses	56,988	26,394	165,800	77,256
Stock Based Compensation	104,685	—	104,685	29,325
General and Admin Expenses	87,517	55,672	284,182	169,707
Total Expense	358,047	201,418	924,344	575,221

Net Loss from Operations	$(355,131)	$(185,393)	$(898,353)	$(467,812)

The following table represents the Company's cDistro business segment as of September 30, 2021

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenues	$407,246	$—	$407,589	$—
Cost of Goods Sold	359,056	—	359,056	—
Gross Profit	48,190	—	48,533	—

Expense
Depreciation Expense	597	—	597	—
Selling and Marketing	3,696	—	3,696	—
Payroll and Related expenses	45,000	—	45,000	—
Stock Based Compensation	—	—	—	—
General and Admin Expenses	94,650	—	94,938	—
Total Expense	143,943	—	144,231	—

Net Loss from Operations	$(95,753)	$—	$(95,698)	$—

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2021 and 2020, the Company has not recorded any unrecognized tax benefits.

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

The Company adopted this standard using a modified retrospective approach on January 1, 2019. The modified retrospective approach includes a number of optional practical expedients relating to the identification and classification of leases that commenced before the adoption date; initial direct costs for leases that commenced before the adoption date; and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.

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

NOTE 5 – PROPERTY, MACHINERY AND EQUIPMENT

Property and equipment as of September 30, 2021 and December 31, 2020 is summarized as follows:

	September 30, 2021	December 31, 2020
Computer equipment	$25,194	$20,143
Furniture and fixtures	13,278	5,140
Machinery	104,102	—
Subtotal	142,574	25,283
Less accumulated depreciation	(20,107)	(18,741)
Property, machinery and equipment, net	$122,467	$6,542

Property, machinery and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. On May 20, 2021, the Company purchased a new cannabis extraction machine which is to be leased to a cannabis distributor and manufacturer called Lynwood-MCOA joint venture. This joint venture is between Cannabis Global Inc. and the Company and pertains to the licensed cannabis operations of Natural Plant Extract of California Inc. in the city of Lynwood, CA. The Company recorded $12,581 and $0 in equipment lease revenues for the three and nine months ended September 30, 2021 and 2020, respectively.

Depreciation expense was $5,753 and $4,702 for the nine months ended September 30, 2021 and 2020, respectively.

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

As of the date of this filing, the Company does not owe any amount and is in compliance with the terms of the Settlement Agreement . On February 3, 2020, the Company issued NPE a convertible promissory note in the principal amount of $56,085. Additionally, as a result of the Settlement Agreement, the Company became liable to pay NPE its 5% portion equal to $25,902 of the regulatory charges to the City of Lynwood and the State of California to transfer the cannabis licenses back to NPE.

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

Pursuant to the Joint Venture Agreements, the Company acquired a 70% equity interest in both HempSmart Brazil and HempSmart Uruguay, with a minority 30% equity interest in both HempSmart Brazil and HempSmart Uruguay being held by newly formed entities controlled by Guerrero. Pursuant to the Joint Venture Agreements, the Company agreed to provide capital in the amount of $50,000 to both HempSmart Brazil and HempSmart Uruguay, for a total capital outlay obligation of $100,000. It is expected that the proceeds of the initial capital contribution will be used for contracting with third-party manufacturing facilities in Brazil and Uruguay and related infrastructure and employment of key personnel. As of September 30, 2021, the Company has not initiated the capital contribution; however, it intends to make the payment during the first quarter of 2022.

The boards of directors of HempSmart Brazil and HempSmart Uruguay will consist of three directors elected by the joint venture partners. Pursuant to the Joint Venture Agreements, the Company agreed to license, on a royalty-free basis, certain of its intellectual property regarding its existing products to HempSmart Brazil and HempSmart Uruguay to enable the joint ventures to manufacture and sell its products in Brazil, Uruguay, and for export to other Latin American countries, the United States, and globally in accordance with the terms of the Joint Venture Agreements.

In addition, as majority partner, in the event a joint venture is frustrated in its intent or purpose, the Company may trigger a compulsory buy-sell procedure pursuant to which the Company could pursue a sale of all or substantially all of the joint venture. Subject to certain exceptions, the joint venture partners may not transfer their interests in HempSmart Brazil and HempSmart Uruguay.

Cannabis Global, Inc.

Joint Venture

On May 12, 2021, the Company entered into a joint venture agreement with Cannabis Global, Inc. (“Cannabis Global”) pursuant to which the Company will invest up to $250,000 into a newly formed entity (“MCOA Lynwood”) and Cannabis Global, through Natural Plant Extracts of California, Inc. (“Natural Plant”), an entity in which Cannabis Global owns a majority interest, will operate a regulated and licensed laboratory to manufacture various cannabis products in the State of California. As of September 30, 2021, the Company has invested $115,000.

Share Exchange

On September 30, 2020, the Company entered into a securities exchange agreement with Cannabis Global pursuant to which the Company issued 650,000,000 shares of its common stock to Cannabis Global in exchange for 7,222,222 shares of Cannabis Global common stock, subject to true-up provisions. In addition, the Company and Cannabis Global entered into a lock-up leak-out agreement which contains certain restrictions with respect to the sales of such securities. During the three months ended September 30, 2021, the Company issued the 650,000,000 shares of stock to Cannabis Global pursuant to the true-up provision.

Eco Innovation Group Inc. – Share Exchange

On February 26, 2021, the Company entered into a Share Exchange Agreement with Eco Innovation Group, Inc., a Nevada corporation quoted on OTC Markets Pink (“ECOX”) dated February 26, 2021, to acquire the number of shares of ECOX’s common stock, par value $0.001, equal in value to $650,000 based on the per-share price of $0.06, in exchange for the number of shares of Company common stock equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date (the “Share Exchange Agreement”). For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000. As of September 30, 2021, the Company owed ECOX an additional 64,621,893 shares of common stock with an estimated value of $754,961 related to the ECOX Share Exchange Agreement. The investment balance is $650,000, with a liability of $754,961 included in subscriptions payable related to the value of the additional shares to be issued. The Company recognized a loss of $394,194 related to the shares to be issued.

Complementary to the Share Exchange Agreement, the Company and ECOX entered into a Lock-Up Agreement dated February 26, 2021 (the “Lock-Up Agreement”), providing that the shares of common stock acquired pursuant to the Share Exchange Agreement shall be subject to a lock-up period preventing its sale for a period of 12 months following issuance and limiting the subsequent sale to aggregate maximum sale value of $20,000 per week, or $80,000 per month. On October 1, 2021, the Company entered into a First Amendment to Lock-Up Agreement between the Company and ECOX, dated and effective October 1, 2021 (the “Amended Lock-Up Agreement”), which amends the Lock-Up Agreement by amending the initial lock-up period from 12 months following its effective date to 6 months following its effective date. All other terms and conditions of the Lock-Up Agreement remain unaffected.

For a period of two years following the Effective Date, at the closing of each fiscal quarter, should the per-share closing price of the common shares of the same class as the Shares or the Exchange Shares,  as quoted by the OTC Markets for the last day of the relevant fiscal quarter, decrease below original issuance value with the effect that the aggregate value of the Shares or the Exchange Shares at the fiscal quarter close would be lower than $650,000, then either the Company, in the case of the Shares, or ECOX, in the case of the Exchange Shares, shall issue the other party the number of shares of common stock necessary to cause the aggregate value of the Shares or the Exchange Shares, as applicable, be $650,000 as of the end of the relevant fiscal quarter. The parties shall irrevocably instruct their respective transfer agents to reserve and maintain authorized and unissued common stock in a reserve account designated for the purpose of issuing such shares pursuant to this share exchange adjustment provision. Such share reserve accounts shall be maintained with a number of authorized and unissued common stock not less than three times the number of Shares or Exchange Shares, as the case may be, that are issued pursuant to the Share Exchange Closing.

On February 24, 2021, the closing price of the Company’s common stock was $0.0155, so that the number of shares of Company common stock issuable to ECOX under the Share Exchange Agreement was 41,935,484. As a result of the transactions pursuant to the Share Exchange Agreement, the Company had 4,179,073,945 shares of common stock outstanding, with the shares issued to ECOX pursuant to the Share Exchange Agreement representing 1.00% of the Company’s outstanding shares.

For the quarter ended September 30, 2021, the Company recorded a loss on equity investment and corresponding increase in subscriptions payable of $735,178 to address the decline in the Company's stock price from the original issuance price of $0.0155.

NOTE 7 – NOTES PAYABLE, RELATED PARTY

As of September 30, 2021 and December 31, 2020, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company as such have been evidenced by the issuance of notes to such officers and directors. The notes are unsecured, due on demand and accrue interest at a rate of 5% per annum. The balance due to notes payable related party as of September 30, 2021 and December 31, 2020 was $20,000 and $40,000, respectively. These notes are payable to the estate of Charles Larsen.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

During the nine months ended September 30, 2021, the Company issued an aggregate of 905,667,530 shares of its common stock in settlement of issued convertible notes payable and accrued interest.

For the nine months ended September 30, 2021 and September 30, 2020, the Company recorded amortization of debt discounts of $1,232,641 and $1,373,575, respectively, as a charge to interest expense.

Convertible notes payable are comprised of the following:

	September 30,	December 31,
	2021	2020
Lender	(Unaudited)	(Audited)
Convertible note payable - Power Up Lending Group	$—	$35,000
Convertible note payable - Crown Bridge Partners	$35,000	$172,500
Convertible note payable – Labrys	$537,500	$—
Convertible note payable - GS Capital Partners LLC	$82,000	$143,500
Convertible note payable – Geneva Roth	$153,750	$33,500
Convertible note payable - Robert L. Hymers III	$110,000	$70,000
Convertible note payable – Dutchess Capital	$135,000	$10,000
Convertible note payable – Redstart Holdings	$—	$109,000
Convertible note payable - GW Holdings	$120,750	$98,175
Convertible note payable – FF Global Opportunities funds	268,750
Convertible note payable - St. George/Bucktown	$567,500	$1,160,726
Total	$2,010,250	$1,832,401
Less debt discounts	$(950,807)	$(405,507)
Net	$1,059,443	$1,426,894
Less current portion	$(1,059,443)	$(1,426,894)
Long term portion	$—	$—

Convertible Note Payable-Firstfire

In July 2021, the Company issued a convertible promissory note in the aggregate principal amount of $268,750 to Firstfire Global Opportunities Fund LLC (“Firstfire”). The promissory note accrues interest at 12% per annum, is due one year from the issuance date and includes an original issuance discount and financing fees in the aggregate amount of $44,888 and received $200,963 of net proceeds. The note is convertible at any time at a conversion price of $0.005 per share. The Company also issued a five-year warrants to purchase up to 38,174,715 shares of its common stock to Firstfire, at an exercise price of $0.00704 per share. The aggregate debt discount of $245,851 is being amortized to interest expense over the respective terms of the note.

The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. The Company is prohibited from effecting an exercise of the warrant to the extent that, as a result of such exercise, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the note. Accrued interest on the note was $6,538 as of September 30, 2021.
23

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

The Company is prohibited from effecting a conversion of the note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. The Company is prohibited from effecting an exercise of the warrant to the extent that, as a result of such exercise, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon exercise of the note. Accrued interest on the note was $20,219 as of September 30, 2021.

Convertible Notes Payable-Power Up Lending

On June 25, 2020, the Company entered into a convertible promissory note with Power Up Lending Group Ltd. (“Power Up”). The promissory notes accrue interest at a rate of 10% per annum, were due one year from the respective issuance date The note was convertible at a conversion price equal to 61% of the market price of the Company’s common stock, defined as the lowest trading price during the 15-trading-day period prior to the date of conversion. During the nine months ended September 30, 2021, the principal and accrued interest of $1,750 were converted into 15,978,261 shares of common stock resulting in the settlement of $48,107 of derivative liabilities.

As of September 30, 2021 and December 31, 2020, the Company owed an aggregate of $0 and $35,000 of principal, respectively, on the notes. As of September 30, 2021 and December 31, 2020, the Company owed $0 and $1,167, respectively, of accrued interest on the notes.

Convertible Notes Payable-Redstart Holdings

During the year ended December 31, 2020, the Company entered into various convertible promissory notes with Redstart Holdings (“Redstart Holdings”) totaling a principal amount of $109,000. The promissory notes accrue interest at a rate of 10% per annum, were due one year from the respective issuance date. The notes were convertible at a conversion price equal to 61% of the market price of the Company’s common stock, defined as the lowest trading price during the 15-trading-day period prior to the date of conversion. Upon the issuance of these convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the notes should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares of common stock would be available to settle all potential future conversion transactions. As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense.

The Company has the right to prepay the notes for an amount ranging from 125% to 140% multiplied by the outstanding balance (all principal and accrued interest) depending on the prepayment period (ranging from 1 to 180 days following the issuance date). The Company is prohibited from effecting a conversion of any note to the extent that, as a result of such conversion, the investor, together with its affiliates, would beneficially own more than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of the note. During the three months ended March 31, 2021, the Company repaid $109,000 of principal and $43,204 of total interest and penalties.

During the nine months ended September 30, 2021, the Company entered into an additional three convertible promissory notes with principal value of $226,250, which accrued interest at 8% per annum and were convertible at 65% of the average of the two lowest trading prices during the previous 15 day trading period. These notes along with accrued interest and early repayment penalties of $40,857 were paid in full prior to September 30, 2021. As of September 30, 2021, the Company owes no amount to Redstart Holdings.

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

As of September 30, 2021 and December 31, 2020, the Company owed an aggregate of $35,000 and $172,500 of principal, respectively, on the notes. As of September 30, 2021 and December 31, 2020, the Company owed accrued interest of $0 and $6,500 on the notes, respectively.

Convertible Notes Payable-GS Capital Partners LLC

On December 19, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $173,000 to GS Capital Partners LLC (“GS Capital”). The promissory notes accrue interest at a rate of 10% per annum, were due one year from the respective issuance date, and include an original issuance discount in an aggregate amount of $15,000. Pursuant to the notes, GS Capital is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the notes into shares of the Company's common stock at a conversion price equal to 62% of the lowest trading price of the Company's common stock as reported on the OTC Markets or such other exchange on which the Company’s shares are then traded, for the 20 trading days prior to the date of conversion. During the nine months ended September 30, 2021, the Company repaid $96,130 of principal and $4,622 of accrued interest, and an additional $47,370 of principal and $2,628 of accrued interest were converted into 11,357,987 shares of common stock, resulting in the settlement of $129,285 of derivative liabilities.

As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $166,193 was being amortized to interest expense over the respective terms of the notes. As of September 30, 2021 and December 31, 2020, the Company owed $0 and $143,500 of principal, respectively, on the notes. As of September 30, 2021 and December 31, 2020, the Company owed $0 and $2,789 in accrued interest on the notes, respectively.

Convertible Notes Payable-St. George Investments

On November 1, 2017, the Company issued a secured convertible promissory note in the principal amount of $601,420 to St. George Investments LLC (“St. George”). The promissory note accrues interest at a rate of 10% per annum compounded daily, was due upon maturity on September 10, 2018 and includes an original issue discount of $59,220. The promissory note was funded on November 11, 2017 for $542,200, net of the original issue discount and transaction costs. During the nine months ended September 30, 2021, $420,726 of principal and $125,090 of accrued interest, along with $1,297,664 of derivative liabilities valued as of the respective conversion date were converted into an aggregate of 181,938,599 shares of the Company’s common stock. As of September 30, 2021, the Company owed no principal or accrued interest on this convertible promissory note.

On March 25, 2019, the Company issued a secured convertible promissory note in the principal amount of $580,000 to St. George. The promissory note accrues interest at a rate of 10% per annum compounded daily, was due upon maturity on January 24, 2020 and includes an original issue discount of $75,000. In addition, the Company agreed to pay $5,000 for legal, accounting and other transaction costs of the lender. During the nine months ended September 30, 2019, the promissory note was funded in the amount of $580,000 resulting in net proceeds of $500,000. During the three months ended March 31, 2021, the principal balance of $580,000 and accrued interest of $93,755 were converted into 288,888,889 shares of common stock and resulted in the settlement of $1,207,773 of derivative liabilities. As of September 30, 2021, the Company owed no principal or accrued interest on this convertible promissory note.

The Company entered into five convertible note agreements with Bucktown Capital, LLC, an affiliated entity of St. George in fiscal year 2020 and during the nine months ended September 30, 2021. The notes have total principal due of $727,500 and bear interest at 8% per annum. The notes mature between December 2021 and March 2022. The notes are convertible at fixed prices, with $225,000 of principal convertible at $0.002 per share, $80,000 convertible at $0.003 per share, and $422,500 convertible at $0.005 per share.

As of September 30, 2021 and December 31, 2020, the Company owed $727,500 of principal on these notes. As of September 30, 2021 and December 31, 2020, the Company owed $27,031 of accrued interest on the above notes, respectively.

Convertible Notes Payable - Robert L. Hymers III

On September 8, 2020, the Company issued convertible promissory notes in the aggregate principal amount of $70,000 to Robert L. Hymers III (“Hymers”). The promissory note accrues interest at a rate of 10% per annum and matured on September 8, 2021.  Hymers has the option to convert all or any portion of the unpaid principal amount of the notes, plus accrued interest, into shares of the Company’s common stock at a conversion price equal to a 50% discount to the lowest closing bid price of the Company’s common stock during the 15 day trading period prior to the date of conversion. The aggregate debt discount of $70,000 is being amortized to interest expense over the respective terms of the notes.

On February 4, 2021, $70,000 of principal and $4,286 of accrued interest, along with $385,688 of derivative liabilities valued as of the respective conversion date were converted into an aggregate of 30,952,626 shares of the Company’s common stock.

On February 4, 2021, the Company issued convertible promissory notes in the aggregate principal amount of $75,000 to Hymers. The promissory notes accrue interest at a rate of 10% per annum and mature on February 4, 2022. Hymers has the option to convert all or any portion of the unpaid principal amount of the notes, plus accrued interest, into shares of the Company’s common stock at a conversion price of $0.07. The aggregate debt discount of $75,000 is being amortized to interest expense over the respective terms of the notes.

On August 11, 2021 the Company and Hymers modified the February 4, 2021 note so that the conversion price was equal to $0.002. As a result of the modification, the Company recorded a loss on the extinguishment of the old debt of $123,564. Also on August 11, 2021, $75,000 of principal and $3,884 of accrued interest, along with $102,324 of derivative liabilities valued as of the respective conversion date were converted into an aggregate of 39,441,780 shares of the Company’s common stock.

As of September 30, 2021 and December 31, 2020, the Company owed an aggregate of $0 and $70,000 of principal, respectively, to Hymers.  As of September 30, 2021 and December 31, 2020, the Company owed $0 and $1,005 in accrued interest on the notes, respectively.

Convertible Note Payable – GW Holdings Group

As of December 31, 2020, the Company owed $98,175 of principal on convertible promissory notes issued to GW Holdings Group, LLC (“GW”). GW has the option, beginning on the six month anniversary of the date of issuance, to convert all or any amount of the principal face amount of the notes then outstanding into shares of the Company's common stock at a conversion price equal to 40% discount of the lowest trading price for the 15 trading days prior to the date of the conversion. The notes accrue interest at a rate of 10% per annum. During the nine months ended September 30, 2021, GW converted all principal and $5,045 of accrued interest into 35,840,446 shares of the Company’s common stock, resulting in the settlement of $170,358 of derivative liabilities.

On June 3, 2021, the Company entered issued a convertible promissory note in the amount of $120,750 to. The holder has the option to convert all or any amount of the principal face amount of the note then outstanding into shares of the Company's common stock at a conversion price equal to $0.005 for the first 90 days and $0.002 thereafter. The note accrues interest at a rate of 10% per annum and included $15,750 of deferred financing fees and original issue discount which is being amortized to interest expense over the term of the note. This note was repaid in full during the nine months ended September 30, 2021.

On August 24, 2021, the Company entered issued a convertible promissory note in the amount of $120,750 to GW. GW has the option to convert all or any amount of the principal face amount of the note then outstanding into shares of the Company's common stock at a conversion price equal to $0.0025 for the first 90 days and $0.001 thereafter. The note accrues interest at a rate of 10% per annum and includes a $15,750 original issue discount which is being amortized to interest expense over the term of the note

As of September 30, 2021 and December 31, 2020, the Company owed $120,750 and $98,175 of principal, respectively, on the note. As of September 30, 2021 and December 31, 2020, the Company owed $959 and $818 in accrued interest on the note, respectively.

Convertible Debt Summary:

The Company has identified the embedded derivatives related to the above-described notes and warrants. These embedded derivatives included certain conversion and reset features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the note and to fair value as of each subsequent reporting date.

At September 30, 2021, the Company determined the aggregate fair value of embedded derivatives to be $432,024. The fair values were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 95.1% to 198.2%, (3) weighted average risk-free interest rate of 0.05% to 0.28%, (4) expected life of 0.05 to 4.7 years, (5) conversion prices of $0.0004 to $0.007 and (6) the Company's common stock price of $0.0029 per share as of September 30, 2021.

For the nine months ended September 30, 2021, the Company recorded a loss on the change in fair value of derivative liabilities of $1,101,640 and a loss of $1,035,115 related to the excess of the fair value of derivatives at issuance above convertible note principal as a charge to interest expense. For the nine months ended September 30, 2020, the Company recorded a gain on change in fair value of derivative liabilities of $1,142,272, a loss of $395,607 related to the excess of the fair value of derivatives at issuance above convertible note principal as a charge to interest expense, and amortization of debt discounts of $1,028,931 as a charge to interest expense.

NOTE 9. OTHER DEBT

Paycheck Protection Program Loan

During the quarter ended June 30, 2020, the Company's wholly-owned subsidiary, H Smart Inc., received a $35,500 loan as part of the Paycheck Protection Program (“PPP”) offered by the Small Business Administration.

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

Because the Company will not be legally released from being the primary obligor of the PPP loan until forgiveness is actually granted, income from the extinguishment of the loan would only be recognized once the Company's application for forgiveness is approved. If the forgiveness application is approved, any resulting amount forgiven would be recognized and separately disclosed in the income statement as a gain on extinguishment. As of September 30, 2021 the balance of the PPP loan was $0 as the loan was formally forgiven by the Small Business Administration.

NOTE 10. SUBSCRIPTIONS PAYABLE

Subscriptions Payable

On September 30, 2020, the Company entered into a share  exchange agreement (“Cannabis Global Exchange Agreement”) with Cannabis Global to acquire the number of shares of Cannabis Global’s common stock equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date of the Cannabis Global Exchange Agreement, in exchange for the number of shares of Company common stock equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date of the Cannabis Global Exchange Agreement.  For both parties, the Cannabis Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Cannabis Global Exchange Agreement to fall below $650,000.

On February 26, 2021, the Company entered into the Share Exchange Agreement with ECOX dated February 26, 2021, to acquire the number of shares of ECOX’s common stock, equal in value to $650,000 based on the per-share price of $0.06, in exchange for the number of shares of Company common stock equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date of the Share Exchange Agreement.  For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000. Based on the value of ECOX shares in the market as of September 30, 2021, the Company recorded a value for additional shares owed to ECOX pursuant to the Share Exchange Agreement of $754,961 as a subscription agreement along with a loss from equity investment of $735,178. As of September 30, 2021, 41,935,484 shares of the Company’s common stock have been issued. As a result, the balance of subscriptions payable as of September 30, 2021 and December 31, 2020 was $754,961 and $670,000, respectively.

NOTE 11 – STOCKHOLDERS DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock (“Series A Preferred Stock”) as of September 30, 2021 and December 31, 2020 of which 10,000,000 shares are outstanding as of September 30, 2021. Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company and does not have conversion, dividend or distribution upon liquidation rights.

As of September 30, 2021 and December 31, 2020, the Company is authorized to issue 5,000,000 shares of Class B Preferred Stock of which 2,000,000 shares are issued and outstanding as of September 30, 2021. Each share of Class B Preferred Stock is entitled to 1,000 votes on all matters submitted to a vote to the stockholders of the Company and does not have conversion, dividend or distribution upon liquidation rights.

Common stock

As of September 30, 2021, the Company was authorized to issue 15,000,000,000 shares of $0.001 par value common stock. On October 21, 2021, the Company increased its authorized common shares to 22,000,000,000. As of September 30, 2021, and December 31, 2020, the Company had 6,373,157,821 and 3,136,774,861 shares of common stock issued and outstanding, respectively. As of November 15, 2021, there were 6,621,939,591 shares of the Company’s common stock issued and outstanding.

During the nine months ended September 30, 2021, the Company issued an aggregate of 142,946,860 shares of its common stock for services with an estimated fair value of $661,292.

During the nine months ended September 30, 2021, the Company issued an aggregate of 905,667,530 shares of its common stock, including 153,227,150 related to warrants accounted for as liabilities, in settlement of convertible notes payable, accrued interest of $343,011, and reclassified derivative liabilities of $6,270,052 to additional paid in capital in connection with the conversions.

During the nine months ended September 30, 2021, the Company issued a net amount of 3,027,031 shares of its common stock in settlement of liabilities with an estimated fair value of $8,623, which included 10,892,411 related to shares to be issued as of December 31, 2020, the cancellation of 8,755,714 shares for previous settlements, and 890,334 new shares issued for settlement of accounts payable.

During the nine months ended September 30, 2021, the Company issued 22,500,000 of its common stock upon the settlement of related party notes payable and accounts payable with an estimated fair value of $141,750.

During the nine months ended September 30, 2021, the Company issued 462,844,406 of its common stock upon the exercise of warrants on a cash basis, including warrant liabilities with an estimated value of $63,500.

During the nine months ended September 30, 2021, the Company sold 742,297,599 of its common stock for an aggregate value of $1,638,126.

During the nine months ended September 30, 2021, the Company issued 41,935,484 of its common stock with a value of $650,000 and will issue an additional 117,580,554 shares for investments with an estimated value of $735,178 related to the Share Exchange Agreement. The investment balance is $650,000, with a liability of $754,961 included in subscriptions payable related to the value of the additional shares to be issued. The Company recognized a loss of $735,178 related to these additional shares during the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the Company issued 650,000,000 shares of its common stock with a value of $650,000 for investments with an estimated value of $650,000 related to the Cannabis Global Exchange Agreement.

The Company was authorized to issue 15,000,000,000 shares of $0.001 par value common stock as of September 30, 2021, and as of October 21, 2021, is authorized to issue 22,000,000,000 shares of common stock. As of December 31, 2020, the Company was authorized to issue 5,000,000,000 shares of $0.001 par value common stock. As of September 30, 2020 and December 31, 2019, the Company had 469,288,934 and 77,958,081 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2020, the Company issued an aggregate of 8,333 shares of its common stock to settle amounts previously accrued with an estimated fair value of $6,700.

During the nine months ended September 30, 2020, the Company issued an aggregate of 156,444,047 shares of its common stock for services with an estimated fair value of $665,767.

During the nine months ended September 30, 2020, the Company issued an aggregate of 1,469,725,298 shares of its common stock in settlement of convertible notes payable, accrued interest and embedded derivative liabilities of an aggregate of $6,522,619.

During the nine months ended September 30, 2020, the Company issued 21,384,103 of its common stock upon the conversion of related party notes payable with an estimated fair value of $50,613.

During the nine months ended September 30, 2020, the Company issued 51,054,214 shares of its common stock upon the exercise of warrants on a cashless basis.

During the nine months ended September 30, 2020, the Company issued 10,293,843 shares of its common stock in settlement of a legal case with an estimated fair value of $1,283,632.

On January 17, 2020, the Company entered into an amendment of an existing convertible promissory note issued to Paladin. The Company authorized the issuance of a warrant to purchase up to 5,750,000 shares of the Company’s common stock, which warrant could be exercised on a cashless basis. This warrant was exercised during the three months ended June 30, 2020.

Options

As of September 30, 2021, the Company has no outstanding stock options.

Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2021:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	293,054,702	$0.0011	2.22	$1,023,306
Granted	133,107,371	0.0084	5.00	—
Increase due to reset provision	(9,722,222)	0.0004	2.41	—
Exercised	(271,137,466)	0.01	2.53	1,427,826
Outstanding at September 30, 2021	145,302,385	$0.0033	3.05	$220,650
Exercisable at September 30, 2021	145,302,385	$0.0033	3.05	$220,650

Certain warrants issued to debt holders have reset provisions whereby upon subsequent issuances of common stock at a price below the current exercise price, the number of warrants increase and the exercise price is reduced to the new price. The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0029 as of September 30, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

NOTE 12 — FAIR VALUE MEASUREMENT

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

As of September 30, 2021 and December 31, 2020, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of September 30, 2021 and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2021 and December 31, 2020, in the amount of $432,024 and $4,426,057, respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2021:

Debt Derivative
Balance, January 1, 2021	$4,426,057
Increase resulting from initial issuance of additional convertible notes payable	1,824,340
Decreases resulting from conversion of convertible notes payable	(6,270,052)
Decreases resulting from payoff of convertible notes payable	(649,961)
Loss from change in fair value included in earnings	1,101,640
Balance, September 30, 2021	$432,024

The total impact to net loss during the nine months ended September 30, 2021 was a loss of $451,679 from the net impact of the change in fair value and decreases from payoffs of convertible notes payable. Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended September 30, 2021, the Company’s stock price decreased significantly from initial valuations. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 13 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related to business meetings and due diligence with respect to acquisition targets and working capital purposes. As of September 30, 2021 and December 31, 2020, respectively, there were no balances due to officers for travel and working capital purposes.

As of September 30, 2021 and December 31, 2020, accrued compensation due to officers and executives included as accrued compensation was $0 and $79,214, respectively.

Related party sales contributed $0 and $3,262 to revenues for the three months ended September 30, 2021 and 2020, respectively, while related party sales contributed $0 and $11,565 to revenues for the nine months ended September 30, 2021 and 2020, respectively. Related party sales are comprised of sales of the Company’s hempSMART products to the Company’s directors, officers, employees, and sales team members. No related party sales were for services. All sales were made at listed retail prices and were for cash consideration.

NOTE 14 – ACQUISITION

On June 29, 2021, the Company, cDistro Merger Sub, Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and cDistro, Inc., a privately-held Nevada corporation engaged in the hemp and CBD product distribution business (“cDistro”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which, among other things, Merger Sub merged with and into cDistro on September 30, 2021, with cDistro becoming a wholly-owned subsidiary of the Company and the surviving corporation in the merger (the “Merger”). The Merger is intended to qualify for federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

The aggregate preliminary fair value of consideration for the cDistro acquisition was as follows:

Amount
Cash, net of cash acquired of $94,450	$155,550
Contingent Consideration - Earnout Agreement	1,000,000
265,164,070 shares of common stock	1,617,501
Total preliminary consideration transferred	$2,773,051

During the nine months ended September 30, 2021, the Company has paid $250,000 of the cash consideration.

The following information summarizes the preliminary allocation of the fair values assigned to the assets acquired and liabilities assumed at the acquisition date:

Accounts Receivable	$26,875
Inventory	7,816
Other Assets	518
Goodwill	2,925,884
Accounts payable	(181,042)
Other accrued liabilities	(7,000)
Net assets acquired	$2,773,051

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the three and nine months ended September 30, 2021 and 2020 as if the cDistro acquisition occurred on January 1, 2020. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue	$442,178	$62,816	$886,417	$297,037
Operating loss	(1,419,665)	(580,152)	(3,275,525)	(1,928,929)
Net loss	(1,764,592)	(1,861,211)	(7,297,520)	(4,247,716)
Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted Average common shares outstanding	5,266,505,915	1,444,024,204	5,057,632,261	783,425,637

NOTE 15 – SUBSEQUENT EVENTS

Amendment to Lock-Up Agreement.

On October 1, 2021, the Company entered into a First Amendment to Lock-Up Agreement between the Company and ECOX, dated and effective October 1, 2021which amends that certain Lock-Up Agreement entered into between the Company and ECOX on February 26, 2021.

The Lock-Up Agreement was ancillary to the share exchange agreement dated February 26, 2021 between the Company and ECOX, whereby the parties exchanged common stock equal in value to $650,000, subject to the restrictions of the Lock-Up Agreement. The Lock-Up Agreement provided for an initial lock-up period of 12 months following its effective date, and a subsequent sell volume limitation of the quantity of shares equaling an aggregate maximum sale value of $20,000 per week, or $80,000 per month until all shares are sold.

The Amended Lock-Up Agreement amends the Lock-Up Agreement by amending the initial lock-up period from 12 months following its effective date to 6 months following its effective date. All other terms and conditions of the Lock-Up Agreement remain unaffected.

Salinas Diversified Ventures

On October 6, 2021, the Company, through its wholly owned subsidiary Salinas Diversified Ventures, Inc., a California corporation, entered into an Asset Purchase Agreement, Management Services Agreement, Cooperation Agreement and Employment Agreement with VBF Brands, Inc., a California corporation (“VBF”), a wholly owned subsidiary of Sunset Island Group, Inc., a Colorado corporation (“SIGO”), and Ms. Lori Livacich, individually, and as an affiliate of both VBF and SIGO (“Livacich”). No material relationship exists between the parties, other than with respect to the material definitive agreements.

VBF and SIGO agreed to sell and transfer to the Company all of VBF’s outstanding stock, and, by virtue of the Management Services Agreement, appoint Mr. Jesus Quintero as President of VBF, vesting management and control of VBF’s licensed cannabis operations in the Company. Concurrently, VBF and Livacich entered into a Cooperation Agreement, whereby VBF and Livacich agreed to cooperate to facilitate the transfer of ownership of VBF, which includes licenses issued by the City of Salinas, County of Monterey, and the State of California, to operate a cannabis nursery, cultivation facility and manufacturing and distribution operations to the Company. The Company also agreed to retain Livacich as Chief Executive Officer for a term of two years and agreed to compensate her with a salary including a signing cash bonus of $250,000, and a $250,000 performance cash bonus payable after six months after the Effective Date.  The bonus is conditioned upon Livacich meeting an agreed to “Net Revenue” target of $1,000,000 from VBF’s operations during the six month period after closing of the Asset Purchase Agreement, and her compliance with the terms and conditions of this Asset Purchase Agreement, the Management Services Agreement and the Cooperation Agreement.

As consideration for the transaction, the Company agreed to assume two secured convertible promissory notes issued by SIGO with St. George. The first note was issued December 8, 2017, in the original principal amount of $170,000 (“Note 1”); and the second note was issued February 13, 2018, in the original principal amount of $4,245,000 (“Note 2”). As part of Note 2, SIGO also issued warrants to St. George to purchase shares in SIGO, and 50 shares of Series A Preferred Stock in SIGO. St. George agreed to cancel the warrants and preferred shares upon the Company’s assumption of Notes 1 and 2 (collectively, the “SIGO Notes”). On October 6, 2021, the Company issued and sold a convertible promissory note to St. George in the principal amount of $3,455,178. As partial consideration for the purchase of the securities, St. George assigned and transferred to the Company, who agreed to receive and accept, the SIGO Notes, valued at $1,770,982. The Company agreed to pay an original issue discount of $574,196 and $10,000 in legal fees. St. George paid a cash purchase price of $1,100,000 to the Company.

Increase in Authorized Common Stock

On October 21, 2021, the Company filed an amendment to its articles of incorporation to increase the Company’s authorized common stock from 15,000,000,000 to 22,000,000,000 shares.

Regulation A Offering

On October 1, 2021, the Company filed an Offering Statement on Form 1-A (File No. 024-11668) (the “Regulation A Offering”) with the Securities and Exchange Commission with respect to 5,000,000,000 shares of common stock that was qualified by the SEC on October 20, 2021.

Common Stock Issued for Cash

In October 2021, the Company sold a total of 130,000,000 shares of its common stock for a total of $260,000, or $0.002 per share, under its Regulation A Offering.

On October 6, 2021 the Company issued 29,226,275 shares of common stock upon the full conversion of $58,453 of principal and interest on the December 2020 convertible note payable to Bucktown Capital, LLC.

On October 22, 2021 the Company issued 34,555,495 shares of common stock upon the conversion of $69,111 of principle and accrued interest on the January 2021 convertible note payable to Bucktown Capital, LLC.

In October 2021, the Company sold a total of 185,000,000 shares of common stock for cash proceeds of $370,000.

Subsequent to September 30, 2021, the Company repaid approximately $435,000 on the convertible note payable with Labrys.

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

Overview

Through hempSMART™, our retail CBD product division, we develop and sell consumer products that include industrial hemp derived, non-psychoactive CBD as an ingredient, under the brand name “hempSMART™” through our wholly-owned subsidiary, H Smart, Inc. In addition, we provide consulting services to licensed cannabis and/or hemp operators with respect to financial accounting and bookkeeping and real property management. Our business also includes making selected investments and entering into joint ventures with start-up businesses in the legalized cannabis and hemp industries.

Through cDistro, our wholly-owned CBD product distribution business, we distribute hemp and CBD products throughout the United States. Through cDistro, we distribute high quality hemp-derived cannabinoid products, as detailed on our cDistro website, www.cdistro.com. cDistro offers CBD brands along with smoke and vape shop related products to wholesalers, c-stores, specialty retailers, and consumers in North America. Through cDistro, we work exclusively with select manufacturers to deliver retail service and products at wholesale prices

Our Products

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

cDistro

On June 29, 2021, we acquired cDistro, Inc. which is engaged in the hemp and CBD product distribution business. Specifically, cDistro distributes high quality hemp-derived cannabinoid products on its website, www.cdistro.com. cDistro offers CBD brands along with smoke and vape shop related products to wholesalers, c-stores, specialty retailers, and consumers in North America. Through cDistro, we work exclusively with select manufacturers to deliver retail products at wholesale prices.

Current Joint Ventures and Investments

Joint Ventures in Brazil and Uruguay

On September 30, 2020, we entered into two joint venture agreements with Marco Guerrero, our director, to form joint venture operations in Brazil and Uruguay to produce, manufacture, market and sell our hempSMART™ products in Latin America and to develop and sell hempSMART™ products globally.

Cannabis Global, Inc.

Joint Venture

On May 12, 2021, we entered into a joint venture agreement with Cannabis Global, Inc. (“Cannabis Global”) pursuant to which we will invest up to $250,000 into a newly formed entity (“MCOA Lynwood”) and Cannabis Global, through Natural Plant Extracts of California, Inc., an entity in which Cannabis Global owns a majority interest, will operate a regulated and licensed laboratory to manufacture various cannabis products in the State of California. As of September 30, 2021, we have invested $158,000.

Share Exchange

On September 30, 2020, we entered into a securities exchange agreement with Cannabis Global pursuant to which we issued 650,000,000 shares of our common stock to Cannabis Global in exchange for 7,222,222 shares of Cannabis Global common stock. In addition, we and Cannabis Global entered into a lock-up leak-out agreement which contains certain restrictions with respect to the sales of such securities. During the three months ended September 30, 2021, the Company issued the 650,000,000 shares of stock to Cannabis Global pursuant to the true-up value provision of the securities exchange agreement.

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

Recent Developments

Salinas Diversified Ventures

On October 6, 2021, the Company, through its wholly owned subsidiary Salinas Diversified Ventures, Inc., a California corporation, entered into an Asset Purchase Agreement, Management Services Agreement, Cooperation Agreement and Employment Agreement with VBF Brands, Inc., a California corporation (“VBF”), a wholly owned subsidiary of Sunset Island Group, Inc., a Colorado corporation (“SIGO”), and Ms. Lori Livacich, individually, and as an affiliate of both VBF and SIGO (“Livacich”). No material relationship exists between the parties, other than with respect to the material definitive agreements.

VBF and SIGO agreed to sell and transfer to the Company all of VBF’s outstanding stock, and, by virtue of the Management Services Agreement, appoint Mr. Jesus Quintero as President of VBF, vesting management and control of VBF’s licensed cannabis operations in the Company. Concurrently, VBF and Livacich entered into a Cooperation Agreement, whereby VBF and Livacich agreed to cooperate to facilitate the transfer of ownership of VBF, which includes licenses issued by the City of Salinas, County of Monterey, and the State of California, to operate a cannabis nursery, cultivation facility and manufacturing and distribution operations to the Company. The Company also agreed to retain Livacich as Chief Executive Officer for a term of two years and agreed to compensate her with a salary including a signing cash bonus of $250,000, and a $250,000 performance cash bonus payable after six months after the Effective Date.  The bonus is conditioned upon Livacich meeting an agreed to “Net Revenue” target of $1,000,000 from VBF’s operations during the six month period after closing of the Asset Purchase Agreement, and her compliance with the terms and conditions of this Asset Purchase Agreement, the Management Services Agreement and the Cooperation Agreement.

As consideration for the transaction, the Company agreed to assume two secured convertible promissory notes issued by SIGO with St. George. The first note was issued December 8, 2017, in the original principal amount of $170,000 (“Note 1”); and the second note was issued February 13, 2018, in the original principal amount of $4,245,000 (“Note 2”). As part of Note 2, SIGO also issued warrants to St. George to purchase shares in SIGO, and 50 shares of Series A Preferred Stock in SIGO. St. George agreed to cancel the warrants and preferred shares upon the Company’s assumption of Notes 1 and 2 (collectively, the “SIGO Notes”). On October 6, 2021, the Company issued and sold a convertible promissory note to St. George in the principal amount of $3,455,178. As partial consideration for the purchase of the securities, St. George assigned and transferred to the Company, who agreed to receive and accept, the SIGO Notes, valued at $1,770,982. The Company agreed to pay an original issue discount of $574,196 and $10,000 in legal fees. St. George paid a cash purchase price of $1,100,000 to the Company.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues

Total revenues for the three months ended September 30, 2021 and 2020, were $442,178 and $53,195, respectively, an increase of $388,983. This increase is mainly attributable to $407,246 of product sales from our new acquisition of cDistro, which was began full operations during the quarter ended September 30, 2021. In addition, we also recorded $12,581 in equipment lease revenues to a cannabis distributor and manufacturer, the Lynwood-MCOA joint venture. This joint venture is between us and Cannabis Global Inc. and pertains to the licensed cannabis operations of Natural Plant Extract of California Inc. in the city of Lynwood, CA. We also sold $22,351 of hempSMART products during the three months ended September 30, 2021, due to our new sales platform as well as changes to our sales strategy including the rebranding of hempSMART products.

The following table identifies sales of products and services during the three months ended September 30, 2021 and 2020:

Products	September 30, 2021	September 30, 2020
Body Lotion - hempSMART	$184	$679
Brain - hempSMART	1,153	4,610
Drink Mix - hempSMART	—	563
Drops - hempSMART	11,533	25,541
Face Moisturizer - hempSMART	—	1,606
Pain Capsules - hempSMART	—	2,714
Pain Cream - hempSMART	8,379	14,911
Pet Drops - hempSMART	2,939	2,571
Accessories and hardware - cDistro products	21,844	—
CBD Products – cDistro product	485	—
E-Liquids - cDistro	75,531	—
Kratom - cDistro	306,256	—
Nutraceutical products - cDistro	441	—
Other products – cDistro	852	—
Leased equipment revenues – Marijuana Company of America	12,581	—

Totals	$442,178	$82,958

Related Party Sales

Related party sales contributed $0 and $3,262 to revenues for the three months ended September 30, 2021 and 2020, respectively. Related party sales are comprised of sales of our hempSMART products to our directors, officers, employees, and sales team members. No related party sales were for services. All sales were made at listed retail prices and were for cash consideration.

Costs of Sales

Costs of sales primarily consist of inventory cost and overhead, manufacturing, packaging, warehousing, shipping, and direct labor costs directly attributable to all of our products. For the three months ended September 30, 2021 and 2020, our total costs of sales were $378,491 and $37,170, respectively, an increase of $341,321. The increase in costs of sales is attributed to volume from our acquisition of cDistro which began full operations with us during the three months ended September 30, 2021.

Gross Profit

For the three months ended September 30, 2021 and 2020, gross profit was $63,687 and $16,025, respectively, an increase of $47,662. This increase is mainly attributed to gross profits from our acquisition of cDistro which began full operations with us during the three months ended September 30, 2021. In addition, our hempSMART business improved gross profits due to new pricing and promotions associated with our sales restructuring and new sales strategies, along with the effects of the COVID-19 pandemic during the three months ended September 30, 2021. As a result, the combined gross margin was 14.4% and 30.1% for the three months ended September 30, 2021 and 2020, respectively.

Selling and Marketing Expenses

For the three months ended September 30, 2021 and 2020, selling and marketing expenses were $167,664 and $125,942, respectively, an increase of $41,722. The increase is due primarily to the selling and marketing expenses from our acquisition of cDistro which began operations with us during the three months ended September 30, 2021. These expenses included expenses for advertisement, promotions and digital media during the period. In addition, hempSMART added marketing staff for promotional opportunities along with new market analyst to assist market trends.

Payroll and Related Expenses

For the three months ended September 30, 2021 and 2020, payroll and related expenses were $142,830 and $62,000, respectively, an increase of $80,830. Of this increase, $45,000 is attributed to payroll with regards to our acquisition of cDistro which began operations with us during the period. and in addition, an increases in our Chief Executive Officer’s compensation and an increase in our staff during the three months ended September 30, 2021 as compared to September 30, 2020.

Stock-based Compensation

For the three months ended September 30, 2021 and 2020, stock-based compensation was $529,393 and $123,000 respectively, an increase of $406,393. This increase was due to the issuance of equity pursuant to a stock incentive plan to officers, employees, and vendors during the three months ended September 30, 2021 as compared to September 30, 2020.

General and Administrative Expenses

General and administrative expenses increased to $639,767 for the three months ended September 30, 2021 as compared to $294,821 for the three months ended September 30, 2020. General and administrative expenses include research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The increase of $344,946 during the three months ended September 30, 2021 is primarily attributed to an increase in the following expenses - legal fees of approximately $88,000 related to acquisition costs and SEC filings, approximately $67,000 in travel related expenses, $67,000 for investor relations as we expanded our investor/stockholder communications, $34,000 in bad debt expenses and the remaining expenses were attributed to operating expenses from our acquisition of cDistro which began operations with us during the three months ended September 30, 2021.

Gain on Change in Fair Value of Derivative Liabilities

During the three months ended September 30, 2021 and 2020, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to adjust to reflect the fair value of the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain of $1,177,610 and a loss of $1,454,903 change in fair value of derivative liabilities for the three months ended September 30, 2021 and 2020, respectively.

Loss/Income on Equity Investment and Loss on Share Exchange Agreement

During the three months ended September 30, 2021 and 2020, we adjusted the carrying value of our investment for our pro rata share of equity investment loss of $0 and an equity investment income of $240,198, respectively. The Company also recognized a loss on its share exchange agreement with Eco Innovation Group of $340,984 during the nine months ended September 30, 2021.

Loss/Gain on Settlement of Debt

During the three months ended September 30, 2021 and 2020, we realized a loss on settlement of debt of $88,990 and a gain of $383,440, respectively.

Loss on Sale of Trading Securities

During the three months ended September 30, 2021 and 2020, we realized a loss on sale of trading securities of $543,200 and $0, respectively.

Interest Expense

Interest expense during the three months ended September 30, 2021 was $549,363 compared to $688,090 for the three months ended September 30, 2020. Interest expense primarily consists of interest incurred on our convertible and non-convertible debt. The debt discounts amortization incurred during the three months ended September 30, 2021 and 2020 was $525,358 and $344,644, respectively.

Net Loss

Our net loss for the three months ended September 30, 2021 and 2020 was $1,764,591 and $1,872,171, respectively, a decrease of $107,580. The net loss of $1,764,591 for the three months ended September 30, 2021 represents 399.1% of total revenues for the period. The net loss of $1,872,171 for the three months ended September 30, 2020 represents 3,519.4% of total revenues for the period.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues

Total revenues for the nine months ended September 30, 2021 and 2020, were $493,988 and $217,972, respectively, an increase of $276,016. This increase is mainly attributable to $407,589 of product sales from our acquisition of cDistro, which was effective on June 30, 2021 and accordingly, began to contribute revenue during the period ended September 30, 2021.  In addition, we also recorded $12,581 in equipment lease revenues to a cannabis distributor and manufacturer, under the Lynwood joint venture. This joint venture is between us and Cannabis Global Inc. and pertains to the licensed cannabis operations of Natural Plant Extract of California Inc. in the city of Lynwood, CA. We also sold $73,818 of hempSMART products during the nine months ended September 30, 2021, due to our new sales platform as well as changes to our sales strategy, including the rebranding of our hempSMART product line.

The following table identifies sales of products and services during the nine months ended September 30, 2021 and 2020:

Products	September 30, 2021	September 30, 2020
Body Lotion - hempSMART	$1,251	$3,131
Brain - hempSMART	1,514	24,284
Drink Mix - hempSMART	167	2,615
Drops - hempSMART	41,249	111,673
Face Moisturizer - hempSMART	2,793	8,915
Pain Capsules - hempSMART	—	6,360
Pain Cream - hempSMART	24,802	46,817
Pet Drops - hempSMART	3,879	14,177
Accessories and hardware - cDistro products	22,187	—
CBD Products – cDistro product	485	—
E-Liquids - cDistro	75,531	—
Kratom - cDistro	306,256	—
Nutraceutical products - cDistro	441	—
Other products – cDistro	852	—
Leased equipment revenues – Marijuana Company of America	12,581	—

Totals	$493,988	$217,972

Related Party Sales

Related party sales contributed $0 and 11,565 to revenues for the nine months ended September 30, 2021 and 2020, respectively. Related party sales are comprised of sales of our hempSMART products to our directors, officers, employees, and sales team members. No related party sales were for services. All sales were made at listed retail prices and were for cash consideration.

Costs of Sales

Costs of sales primarily consist of inventory cost and overhead, manufacturing, packaging, warehousing, shipping, and direct labor costs directly attributable to all of our products. For the nine months ended September 2021 and 2020, our total costs of sales were $406,972 and $110,563, respectively, an increase of $296,409. The increase in costs of sales is mainly attributed to the cost of goods sold from our acquisition of cDistro which we acquired on June 30, 2021 and began operating as a wholly-owned subsidiary of the Company at the beginning of the three months ended September 30, 2021.

Gross Profit

For the nine months ended September 30, 2021 and 2020, gross profit was $87,016 and $107,409, respectively, a decrease of $20,393. This decrease is mainly attributed to gross profits from our new acquisition cDistro which began full operations with the Company during the three months ended September 30, 2021 as their margins reflect wholesale margins as compared to hempSMART retail margins. In addition, gross profits from hempSMART products decreased due to continued new pricing and promotions associated with our sales restructuring and new sales strategies, along with the continued effects of the COVID-19 pandemic during the nine months ended September 30, 2021. As a result, the combined gross margin was 17.6% and 49.3% for the nine months ended September 30, 2021 and 2020, respectively.

Selling and Marketing Expenses

For the nine months ended September 30, 2021 and 2020, selling and marketing expenses were $430,425 and $326,608, respectively, an increase of $103,817. This increase was attributed to our investment in product marketing and social media advertising in support of our new e-commerce program promoting our rebranded hempSMART products and the marketing expenses from our acquisition of cDistro which began operations with us after June 30, 2021.

Payroll and Related Expenses

For the nine months ended September 30, 2021 and 2020, payroll and related expenses were $413,232 and $258,842, respectively, an increase of $154,390. The increase is primarily due to an increase in our Chief Executive Officer’s compensation and the payroll expenses from our acquisition of cDistro, which began operations with us during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Stock-based Compensation

For the nine months ended September 30, 2021 and 2020, stock-based compensation was $688,293 and $665,767 respectively, an increase of $22,526. This 3.4% increase during the nine months ended September 30, 2021 is considered reasonable as compared to the nine months ended September 30, 2020 as these expenses are related to issuances of equity pursuant to our stock incentive plan to officers, employees and vendors.

General and Administrative Expenses

General and administrative expenses increased to $1,777,419 for the nine months ended September 30, 2021 as compared to $710,094 for the nine months ended September 30, 2020. General and administrative expenses include research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The increase of $1,067,326 during the nine months ended September 30, 2021 is primarily attributed to an increase in the following expenses - legal fees of approximately $360,000 related to acquisition costs, lawsuits, public offerings and SEC filings, approximately $48,000 increase in insurance premiums in director and officer’s liability insurance due to cannabis industry risk assessments, $135,000 in travel expenses related to acquisition visits, various business and company events as well as trade show participations, $215,000 for investor relations as we expanded our investor/stockholder communications, $34,000 in bad debt expenses, $95,000 in operational expenses related to our acquisition of cDistro which began operations at the end of June 30, 2021, $72,000 in operating expenses of our new hempSMART Brazil subsidiary which began operations during the nine month period ended September 30, 2021, $38,000 in fees to the our medical advisory board, $30,000 in board of director fees based on new agreements established during 2021, $17,000 in truck rental fees incurred as part of a discontinued operation, $63,000 in consulting fees related to services related to the establishment of a new subsidiary in the country of Uruguay for the purpose of selling hempSMART products and $56,000 in other operational and administrative expenses incurred during the nine period ended September 30, 2021 as compared to September 30, 2020.

Gain on Change in Fair Value of Derivative Liabilities

During the nine months ended September 30, 2021 and 2020, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to adjust to reflect the fair value of the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss of $451,679 and $312,631 change in fair value of derivative liabilities for the nine months ended September 30, 2021 and 2020, respectively.

Loss / Income on Equity Investment and Loss on Share Exchange Agreement

During the nine months ended September 30, 2021 and 2020, we adjusted the carrying value of our investment for our pro rata share of equity investment loss of $0 and an equity investment income of $106,305, respectively. The Company also recognized a loss on its share exchange agreement with Eco Innovation Group of $735,178 during the nine months ended September 30, 2021.

Loss /Gain on Settlement of Debt

During the nine months ended September 30, 2021 and 2020, we realized a loss on settlement of debt of $253,967 and a gain of $386,930, respectively.

Unrealized Gain/Loss on Sale of Trading Securities

During the nine months ended September 30, 2021, we recorded an unrealized gain on trading securities of $504,137, while recording an unrealized loss on trading securities of $13,945 for the nine months ended September 30, 2020.

Loss on Sale of Trading Securities

During the nine months ended September 30, 2021 and 2020, we realized a loss on sale of trading securities of $543,200 and $2,603, respectively.

Interest Expense

Interest expense during the nine months ended September 30, 2021 was $2,542,108 compared to $2,460,185 for the nine months ended September 30, 2020. Interest expense primarily consists of interest incurred on our convertible and non-convertible debt. The debt discounts amortization incurred during the nine months ended September 30, 2021 and 2020 was $1,232,641 and $1,373,575, respectively.

Net Loss

Our net loss for the nine months ended September 30, 2021 and 2020 was $7,250,698 and $4,177,391, respectively, an increase of $3,073,307. The net loss of $7,250,698 for the nine months ended September 30, 2021 represents 1,468% of total revenues for the period. The net loss of $4,177,391 for the nine months ended September 30, 2020, represents 1,917% of total revenues for the period.

Liquidity and Capital Resources

We have generated a net loss from continuing operations for the nine months ended September 30, 2021 of $7,250,699 and used $2,693,632 cash for operations and we had a working capital deficit of $3,634,622. As of September 30, 2021, we had total assets of $6,087,167, which includes accounts receivable of $151,927, inventory of $201,860, prepaid insurance of $86,250 and other current assets of $187,200. The other current assets consisted of $157,775 in non-trade receivable due from a brokerage and investment firm and advance payments to vendors.

During the nine months ended September 30, 2021 and 2020, we met our capital requirements through a combination of loans, sales of equity and convertible debt instruments; however, we will need to secure additional external funding in order to continue our operations. Our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of notes payable of $2,065,863 and sale of our common stock for gross proceeds of $1,638,126 for the nine months ended September 30, 2021 as compared to an increase in proceeds from the issuance of note payables of $876,302, sale of our common stock for gross proceeds of $153,685, a government loan due to COVID-19 of $35,500 and gross proceeds for the sales of trading securities of $10,854 for the nine months ended September 30, 2020. Our ability to rely upon external financing arrangements to fund operations is not certain, and this may limit our ability to secure future funding from external sources without changes in terms requested by counterparties, changes in the valuation of collateral, and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way. We intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally. However, we may be unable to raise additional funds when needed on favorable terms, or at all, which may have a negative impact on our financial condition and could force us to curtail or cease our operations.

Cash Flows from Operating Activities

For the nine months ended September 30, 2021, we used cash in operating activities of $2,693,632. For the nine months ended September 30, 2020, we used cash in operating activities of $1,262,358. This decrease of $1,431,274 is due primarily to loss for the period, which was offset by loss on equity investment, interest expense recognized for the excess of fair value of derivative liability over net book value of notes payable at issuance and continued implementation of our business plans, operations, management, personnel and professional services.

Cash Flows from Investing Activities

During the nine months ended September 30, 2021, we used $185,850 in investing activities related to purchase of equipment and property of $121,603, $99,098 to establish a joint venture and $155,550 in the acquisition of a new business, and these amounts were offset by proceeds from the sale of investments of $190,401. During the nine months ended September 30, 2020, cash provided by investing activities was $123,729 which was primarily from proceeds attributed to an investment in a joint venture of $125,000, which was offset by $1,271 related to our purchase of property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities was $2,912,709 as a result of our receipts of funds from the issuance of notes payable of $2,065,863 and sale of our common stock of $1,492,851, along with repayments of notes payable of $626,005 and repayments of related party notes of $20,000. During the nine months ended September 30, 2020, cash provided by financing activities was $1,076,341 as a result of our receipt of funds from the issuance of notes payable of $876,302, sale of our common stock with gross proceeds of $153,685, a government loan due to COVID-19 of $35,500 and proceeds from the sales of trading securities of $10,854.

Our business plans have not generated significant revenues and as of the date of this filing are not sufficient to generate adequate amounts of cash to meet our needs for cash. Our primary source of operating funds in 2021 and 2020 has been proceeds from the sale of our common stock and the issuance of convertible debt and non-convertible debt. We have experienced net losses from operations since inception, but expect these conditions to improve in 2021 and beyond as we develop direct sales and marketing programs. We had stockholders' deficiencies at September 30, 2021 and require additional financing to fund future operations. As of the date of this filing, and due to the early stages of operations, we have insufficient sales data to evaluate the amounts and certainties of cash flows, as well as whether there has been material variability in historical cash flows.

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

Off Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2021, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources nor did we have any commitments or contractual obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of September 30, 2021, our disclosure controls and procedures were not effective due to material weaknesses described below. Management has identified the following material weaknesses: our ability to prepare our financial statements in a timely manner and inadequate segregation of duties consistent with control objectives. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to create a new controller position and hire a controller in order to segregate duties within the accounting department consistent with control objectives. In addition, we also intend to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us and we are able to find a qualified person to fill such roll.   This includes hiring a competent director of corporate reporting to help ensure that the Company meets its filing deadlines in a more timely manner.

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

We and Bougainville originally agreed to a joint venture with the goal of participating in the legalized cannabis business in Washington State. We intended to organize and operate a cannabis growth and cultivation business on land owned by Bougainville in Oroville, Washington. Furthermore, we agreed to finance the joint venture with a cash payment of $800,000 and issued Bougainville 15 million shares of our common stock. Bougainville represented that it would provide the real property for the joint venture, computer-controlled greenhouses and agricultural facilities and, as landlord, oversight of the operations of a cannabis licensee holding a I-502 cannabis license. Bougainville represented that the property was I-502 compliant, and that it had a lease payment arrangement with an I-502 license holder to operate on the land. Bougainville agreed to vend clear title to the real property associated with the I-502 licensee to the joint venture within 30 days of the final payment by us. Despite our compliance, in full with our financial obligations, Bougainville did not and has not transferred the real property to the joint venture. We determined that Bougainville did not own the real property, misappropriated funds paid into the joint venture for its own purposes and did not have an agreement with a licensed I-502 operator.

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

During the three months ended September 30, 2021, the Company issued the following securities:

The Company issued 54,700,000 shares on September 14, 2021 at $0.0025 per share for cash proceeds of $134,084.

The Company issued 55,000,000 shares on September 28, 2021 at $0.0026 per share for total proceeds of $145,275. The Company reflected a receivable for the total purchase price as of September 30, 2021, and the cash proceeds were received on October 7, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated June 29, 2021, by and among Marijuana Company of America, Inc., cDistro Merger Sub, Inc. and cDistro, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2021)

3.1*	Amendment to Articles of Incorporation, dated October 21, 2021

10.1+	First Amendment to Executive Employment Agreement, dated April 27, 2021, by and between the Company and Jesus Quintero (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2021)

10.2	Joint Venture Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2021)

10.3	Form of Earnout Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2021)

10.4	Form of Lock-Up and Leak-Out Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2021)

10.5	Form of Stock Purchase Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2021)

10.6+	Form of Employment Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2021)

10.7†

Asset Purchase Agreement dated October 6, 2021, by and between the Company and Salinas Diversified Ventures, Inc., VBF Brands, Inc., Sunset Island Group, Inc., Lori Livacich and St. George Investments, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2021)

10.8	Cooperation Agreement dated October 6, 2021, by and between Salinas Diversified Ventures, Inc., VBF Brands, Inc., Sunset Island Group, Inc., and Lori Livacich (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2021)

10.9	Employment Agreement dated October 6, 2021, by an between Salinas Diversified Ventures, Inc. and Lori Livacich (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2021)

10.10	Management Services Agreement dated October 6, 2021, by and between the Company and Salinas Diversified Ventures, Inc., VBF Brands, Inc., and Sunset Island Group, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2021)

10.11	Securities Purchase Agreement dated October 6, 2021 by and between the Company and St. George Investments, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2021)

10.12	Convertible Promissory Note dated October 6, 2021, by and between the Company and St. George Investments, LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2021)

10.13	Assignment of Promissory Note dated October 6, 2021, by and between the Company and St. George Investments, LLC (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2021)

10.14	Lock-Up Agreement dated February 26, 2021, between Marijuana Company of America, Inc. and Eco Innovation Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 2, 2021)

10.15	First Amendment to Lock-Up Agreement dated October 1, 2021, between Marijuana Company of America, Inc. and Eco Innovation Group, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 7, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

†	The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARIJUANA COMPANY OF AMERICA, INC.

Date: November 16, 2021	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

