Form 10-K
period 2021-12-31
Marijuana Co of America, Inc.
filed 2022-04-15
CIK 1078799

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 2021
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to

Commission File Number 000-27039

MARIJUANA COMPANY OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Utah (State or other jurisdiction of incorporation or organization)	98-1246221 (I.R.S. Employer Identification No.)
633 W. 5th Street, Suite 2826 Los Angeles, California 90071 (Address of principal executive offices)	92029 (Zip Code)

(888) 777-4362
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

(Title of each class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

[File No. 333-250887]
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes □    No 🗷

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  □    No 🗷

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes 🗷    No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes 🗷    No □

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes □    No 🗷

The aggregate market value of the common stock held by non-affiliates, based upon the average bid and asked price of common stock, as of the last business day of the registrant’s most recently completed fiscal year was $6,858,930.

As of December 31, 2021, 7,122,806,264 shares of common stock were outstanding.

As of April 15, 2022, 10,152,014,210 shares of common stock were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) includes certain statements that are not historical facts but are forward-looking statements for purposes of the safe harbor provisions under the United States Private Securities Litigation Reform Act of 1995. You should not place undue reliance on such statements because they are subject to numerous risks and uncertainties which are difficult to predict and many of which are beyond our control and could cause our actual results to differ from the forward-looking statements. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements are often, but not always, made through the use of words or phrases such as “believe,” “anticipate,” “could,” “may,” “would,” “should,” “intend,” “plan,” “potential,” “predict,” “forecast,” “will,” “expect,” “budget,” “contemplate,” “believe,” “estimate,” “continue,” “project,” “positioned,” “strategy,” “outlook” and similar expressions. You should read statements that contain these words carefully because they:

•	discuss future expectations;
•	contain projections of future results of operations or financial condition; or
•	state other “forward-looking” information.

All such forward-looking statements are based on our current expectations and involve estimates and assumptions that are subject to risks, uncertainties and other factors that could cause actual results to differ materially from the results expressed in the statements. We believe it is important to communicate our expectations to our security holders. However, there may be future events that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Form 10-K provide examples of risks, contingencies, uncertainties, and events that may cause our actual results to differ materially from the expectations described by us in such forward-looking statements, including among other things:

•	changes adversely affecting the industry in which we operate;
•	our ability to achieve our business strategies or to manage our growth;
•	general economic conditions, including the effects of COVID-19, the United Kingdom's exit from the European Union and the ongoing military conflict between Russia and Ukraine (and resulting sanctions) on the global economy, global financial markets and our business;
•	regional political and economic conditions, including emerging market conditions;
•	the effects of COVID-19 on supply and distribution chain, and the availability of third-party distributors generally;
•	the impact and magnitude of rising energy costs;
•	the impact and magnitude of inflation and currency fluctuations;
•	the regulation and legalization of adult-use, recreational cannabis;
•	our ability to maintain the listing of our securities on Nasdaq;
•	our ability to retain our key employees;
•	the availability or terms of future financing; and
•	other factors that are more fully discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and elsewhere in this Form 10-K.

These risks could cause actual results to differ materially from those implied by the forward-looking statements contained in this Form 10-K.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. These forward-looking statements speak only as of the date of this Form 10-K. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

This Form 10-K contains estimates, projections and other information concerning our industry, our business, and the markets for our products. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances that are assumed in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from our own internal estimates and research as well as from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data and similar sources.

PART I.

Throughout this Annual Report on Form 10-K, references to “we,” “our,” “us,” the “Company,” or “Marijuana Company of America” refer to Marijuana Company of America, Inc., a corporation organized under the laws of Utah, individually, or as the context requires, collectively with its subsidiaries.

ITEM 1. BUSINESS

Our Mission

Our mission is to create value for our shareholders through innovation in the global hemp and cannabis industry. We strive to be an industry-leading global cannabis enterprise.

Overview

Marijuana Company of America is a Utah corporation quoted on OTC Markets Pink Tier under the symbol “MCOA”. We are based in Los Angeles, California.

We are an owner and operator of licensed cannabis cultivation, processing and dispensary facilities and a developer, producer and distributor of innovative branded cannabis and cannabidiol (“CBD”) products in the United States. We are committed to creating a national distributorship and retail brand portfolio of branded cannabis and CBD products, although as of the date of this filing, marijuana (defined as cannabis containing delta-9 tetrahydrocannabinol concentration of more than 0.3 percent on a dry weight basis) currently remains illegal under U.S. federal law.

Through our wholly-owned subsidiary cDistro, Inc., a Nevada corporation, our wholly-owned CBD product distribution business, we distribute hemp and CBD products throughout the United States. Through cDistro, we distribute high quality hemp-derived cannabinoid products, as detailed on our cDistro website, www.cdistro.com. cDistro offers CBD brands along with smoke and vape shop related products to wholesalers, c-stores, specialty retailers, and consumers in North America. Through cDistro, we work exclusively with select manufacturers to deliver retail service and products at wholesale prices

Through our wholly owned subsidiary HSmart, Inc., a California corporation, we develop and sell CBD products under the brand name hempSMART™. Our business also includes making selected investments and entering into joint ventures with start-up businesses in the legalized cannabis and hemp industries.

History and Development of the Company

We were incorporated in the State of Utah on October 4, 1985, under the name of Mormon Mint, Inc., and our business focused on the manufacture and marketing of commemorative medallions related to the Church of Jesus Christ of Latter-Day Saints. On January 5, 1999, the Company changed its name to Converge Global, Inc., and subsequently focused on the development and implementation of Internet web content and e-commerce applications. In the period from 2009 to 2014, we operated primarily in the mining exploration business, and in 2015, we left the mining business and began an internet-based marketing business focused on online marketing of service items to the hospitality and food service industry, selling retail product directly to consumers from food distributors via credit card and commercial accounts.

On September 4, 2015, Donald Steinberg and Charles Larsen acquired control of the Company through the purchase of 400,000,000 shares of restricted common stock and 10,000,000 shares of Preferred Class A stock for $105,000.00, in equal amounts. On September 9, 2015, Donald Steinberg was appointed Chairman of the Board, Chief Executive Officer and Secretary of the Company. Mr. Larsen was appointed to the Board of Directors. The new management changed the Company’s business plans and operations to focus on emerging opportunities in the cannabis and hemp industries. On December 1, 2015, the Company changed its name to Marijuana Company of America, Inc. and its stock trading symbol to MCOA. On December 6, 2019, a change of control occurred, where Donald Steinberg and Charles Larsen transferred their control shares to directors Robert Coale, Edward Manolos and Jesus Quintero. Also on December 6, 2019, Jesus Quintero, who was appointed as Chief Financial Officer in 2018, was appointed as our Chief Executive Officer. Mr. Quintero is currently our Chief Executive Officer and Chief Financial Officer, and a member of the Board of Directors.

Operations

Distribution - cDistro, Inc. Through our wholly-owned subsidiary cDistro, Inc., a Nevada corporation, we distribute hemp and CBD products throughout the United States. We acquired the business and stock of cDistro on June 29, 2021, and the company is run by its founding partner and Chief Executive Officer, Ronald Russo, with our Chief Financial Officer. Through cDistro, we distribute high quality hemp-derived cannabinoid products, as detailed on our cDistro website, www.cdistro.com. cDistro offers CBD brands along with smoke and vape shop related products to wholesalers, c-stores, specialty retailers, and consumers in North America. Through cDistro, we work exclusively with select manufacturers to deliver retail service and products at wholesale prices.

At its website www.cdistro.com, cDistro distributes a select list of quality CBD brands along with smoke and vape shop related products to wholesalers, c-stores, specialty retailers, and dispensaries in North America. Founded in Florida in 2020 by Ronald Russo, cDistro distributes a catalog of unique product lines currently being sold to over 250 smoke and vape shop customers. Through our acquisition of cDistro, we believe MCOA is positioned to take advantage of the developing market opportunity generated by consumers' growing demand for quality hemp products.

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

Our current hempSMART™ wellness products offerings include the following:

•	hempSMART Brain™ a proprietary patented and formulated personal care consumer product encapsulated with enriched non-psychoactive industrial hemp derived CBD. This encapsulation is combined with other high quality, proprietary natural ingredients to compliment CBD to support brain wellness.
•	hempSMART Pain™ capsules formulated with 10mg of Full Spectrum, non-psychoactive CBD per serving, derived from industrial hemp, which along with a proprietary blend of other natural ingredients, delivers an all-natural formulation for the temporary relief of minor discomfort associated with physical activity.
•	hempSMART Pain Cream™ each container formulated with 300mg of full spectrum non-psychoactive CBD derived from industrial hemp. The newly developed product contains a synergistic combination of natural botanicals and full spectrum hemp extract featuring CBD, CBG and a broad range of terpenes. The Company’s proprietary blend of Ayurvedic herbs along with Menthol, Cayenne Pepper Extract, Rosemary Oil, Aloe Gel, White Willow Bark, Arnica, Wintergreen Extract and Tea Tree Oil, provides an immediate cooling and soothing sensation. This topical wellness consumer product is formulated to help reduce minor discomfort and promote muscle relaxation on areas that it is applied.
•	hempSMART Drops™ full Spectrum Hemp CBD Oil Tincture Drops, available in 250mg and 500mg bottles, enriched with non-psychoactive industrial hemp derived CBD, and available in four different flavors: lemon, mint, orange and strawberry that is free of the THC isolate.
•	hempSMART Pet Drops™ for cats and dogs, formulated with 250mg of full spectrum non-psychoactive CBD derived from industrial hemp. This new specially formulated product contains naturally occurring CBD derived from hemp seed oil, full spectrum hemp extract, fractionated coconut oil, and a rich bacon flavor.
•	hempSMART Face™ a nourishing facial moisturizer combines full spectrum CBD from hemp, with a unique blend of Ayurvedic herbs and botanicals. Designed to refresh, replenish and restore the skin providing long lasting hydration and balance.
•	hempSMART Drink Mix, a new industrial hemp based powderized premium CBD Drink made with Organic CBD Infused with Honey to be mixed with any beverage of preference.

Growth Strategies and Strategic Priorities

Recent Acquisition

cDistro, Inc.

On June 29, 2021, we acquired 100% of the capital stock of cDistro, Inc., a Florida-based hemp and CBD product distribution business incorporated in the State of Nevada (“cDistro”) by a statutory merger and share exchange. After the acquisition, cDistro’s founding partner and Chief Executive Officer, Ronald Russo, remains its Chief Executive Officer, and our Chief Financial Officer Jesus Quintero serves as cDistro’s Chief Financial Officer.

VBF Brands, Inc.

On October 6, 2021, the Company, through its wholly owned subsidiary Salinas Diversified Ventures, Inc., a California corporation, entered into an Asset Purchase Agreement, Management Services Agreement, Cooperation Agreement and Employment Agreement with VBF Brands, Inc., a California corporation (“VBF”), a wholly owned subsidiary of Sunset Island Group, Inc., a Colorado corporation (“SIGO”). VBF and SIGO agreed to transfer to the Company all of VBF’s outstanding stock to the Company, and appointed our CEO and CFO Jesus Quintero as President of VBF.

VBF owns various fixed assets including machinery and equipment, a lease for a 10,000 square foot facility located at 20420 Spence Road, Salinas, California, 93908, leasehold improvements, good-will, inventory, tradenames including “VBF Brands,” trade secrets, intellectual property, and other tangible and intangible properties, including licenses issued by the City of Salinas, County of Monterey, and the State of California to operate a licensed cannabis nursery, cultivation facility, and operations for the manufacturing and distribution of cannabis and cannabis products.

VBF and SIGO agreed to sell and transfer to the Company all of VBF’s outstanding stock, and, by virtue of the Management Services Agreement, appoint Mr. Jesus Quintero as President of VBF, vesting management and control of VBF’s licensed cannabis operations in the Company. Concurrently, VBF and Livacich entered into a Cooperation Agreement, whereby VBF and Livacich agreed to cooperate to facilitate the transfer of ownership of VBF, which includes licenses issued by the City of Salinas, County of Monterey, and the State of California, to operate a cannabis nursery, cultivation facility and manufacturing and distribution operations to the Company. The Company also agreed to retain Livacich as Chief Executive Officer for a term of two years and agreed to compensate her with a salary including a signing cash bonus of $250,000, and a $250,000 performance cash bonus payable after six months after the Effective Date. The bonus is conditioned upon Livacich meeting an agreed to “Net Revenue” target of one million dollars ($1,000,000) from VBF’s operations during the six-month period after closing of the Asset Purchase Agreement, and her compliance with the terms and conditions of this Asset Purchase Agreement, the Management Services Agreement and the Cooperation Agreement.

As consideration for the transaction, the Company agreed to assume two secured convertible promissory notes issued by SIGO to St. George Investments, LLC, a Utah limited liability company (“St. George”) (the “SIGO Notes”). The first note was issued December 8, 2017, in the original face amount of $170,000.00, and the second was issued February 13, 2018, in the original face amount of $4,245,000.00. SIGO also issued warrants to St. George to purchase shares in SIGO, and fifty (50) shares of Series A Preferred Stock in SIGO. St. George agreed to cancel the warrants and preferred shares upon the Company’s assumption of the SIGO Notes.

Under the Asset Purchase Agreement, the closing is conditioned upon certain conditions precedent, specifically (i) VBF and SIGO’s full corporate authorization, consent and execution of this Agreement; (ii) VBF’s sale to MCOA of 100% of the issued and outstanding shares of VBF; (iii) full corporate authorization, consent compliance with and execution of the Management Services Agreement and Cooperation Agreement; (iv) SIGO’s disclosure of the Agreement on Form 8-K with the Securities and Exchange Commission; (v) full cooperation in MCOA’s financial auditing of VBF in accordance with ASC 805, including providing unrestricted access to all VBF corporate and financial records and providing all necessary cooperation with VBF financial personnel; (vi) full cooperation in aiding and assisting Buyer with its change of ownership applications with the relevant licensing authorities; (vii) the warranty of truthful representations and execution of and compliance with the terms and conditions of the Executive Employment Agreement, Management Services Agreement and the Cooperation Agreement.

As of the date of this filing, the conditions precedent to the closing of the Asset Purchase Agreement remain in the process of implementation, so that the Asset Purchase Agreement closing has not yet occurred pursuant to its terms. Legal counsel for MCOA is currently in the process of working with VBF, Salinas Diversified Ventures, and the relevant state and local governments to effect the change of control and license transfers necessary to close the Asset Purchase Agreement. The audit of VBF is also underway and the Company expects to finalize it soon.

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

Joint Ventures and Investments

Our business also includes participating and making selected investments in other related businesses. The following disclosures include two parts. The first part discloses past joint ventures and investments that as of December 31, 2021 and 2020, were no longer effective and do not have a material current effect on the Company or its financial condition. These disclosures are provided to give a historical account of joint venture and investment activity over the past three to four years. The second part discloses active joint ventures and investments having a material effect on current operations and financial condition.

1. Past Joint Ventures & Investments

•	Viva Buds Joint Venture with Natural Plant Extracts of California Inc.; On April 15, 2019, the Company entered into a joint venture agreement with Natural Plant Extracts of California, Inc. and subsidiaries (“NPE”). The purpose of the joint venture was to utilize NPE’s California and City cannabis licenses to jointly operate a business named “Viva Buds” to operate a licensed cannabis distribution service in California. In exchange for acquiring 20% of NPE’s common stock, the Company agree to pay two million dollars and issue NPE one million dollars’ worth of the Company’s restricted common stock. As of February 3, 2020, the Company was in arrears in its payment obligations under the joint venture agreement, and the parties entered into a settlement and release of all claims terminating the joint venture. The parties agreed to reduce the Company’s equity ownership in NPE from 20% to 5%. The Company also agreed to pay NPE $85,000 and the balance of $56,085.15 paid in a convertible promissory note issued with terms allowing NPE to convert the note into common stock at a 50% discount to the closing price of MCOA’s common stock as of the maturity date. As of the date of this filing, the Company satisfied its payment obligations under the settlement agreement. Our continuing 5% equity ownership in NPE involves related parties, since Edward Manolos, our director, is also a director and shareholder of Cannabis Global, Inc., which is the controlling shareholder holding 55% of Natural Plant Extract of California Inc.

•	Natural Plant Extract of California & Subsidiaries Joint Venture; On April 15, 2019, the Company entered into a joint venture agreement with Natural Plant Extracts of California, Inc. and subsidiaries. The purpose of the joint venture was to utilize Natural Plant Extracts’ California and City cannabis licenses to jointly operate a business named “Viva Buds” to operate a licensed cannabis distribution service in California. In exchange for acquiring 20% of Natural Plant Extracts’ common stock, the Company agree to pay two million dollars and issue Natural Plant Extract one million dollars’ worth of the Company’s restricted common stock. As of February 3, 2020, the Company was in arrears in its payment obligations under the joint venture agreement, and the parties entered into a settlement and release of all claims terminating the joint venture. The parties agreed to reduce the Company’s equity ownership in Natural Plant Extracts from 20% to 5%. The Company also agreed to pay Natural Plant Extracts $85,000 and the balance of $56,085.15 paid in a convertible promissory note issued with terms allowing Natural Plant Extracts to convert the note into common stock at a 50% discount to the closing price of MCOA’s common stock as of the maturity date. As of the date of this filing, the Company satisfied its payment obligations under the settlement agreement

2. Current Joint Ventures  and Investments.

•	Global Hemp Group Joint Venture/Scio Oregon Hemp Project; On May 8, 2018, the Company, Global Hemp Group, Inc., a Canadian corporation, and TTO Enterprises, Ltd., an Oregon corporation entered into a Joint Venture Agreement. The purpose of the joint venture is to develop a project to commercialize the cultivation of industrial hemp on a 109 acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture agreement committed the Company to provide cash contributions of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company complied with its payments. The 2018 crop of hemp grown on the joint venture’s real property consisted of 33 acres of high yielding CBD hemp grown in an orchard style cultivation on the property. The 2018 harvest consisted of approximately 37,000 high yielding CBD hemp plants producing 24 tons of biomass that produced 48,000 pounds of dried biomass. The joint venture partners prepared processing samples ranging in size from 100 lbs. to 2,000 lbs. for sample offers to extraction companies. However, there were delays with Global Hemp Group’s management and maintenance of the business and the biomass that caused degradation to the harvested crop affecting marketability. Additional issues and disputes arose between the Company and Global Hemp Group. These disputes led to the parties entering into a settlement agreement on September 28, 2020, whereby Global Hemp Group agreed to pay the Company $200,000 and issue common stock to the Company equal in value to $185,000 as of September 28, 2020, subject to a non-dilutive protection provision. Additionally, Global Hemp Group agreed to pay the Company $10,000 to cover the Company’s legal fees relating to the Agreement. In exchange for the settlement consideration, the Company agreed to relinquish its ownership interest in the joint venture.

•	Bougainville Ventures, Inc. Joint Venture; On March 16, 2017, we entered into a joint venture agreement with Bougainville Ventures, Inc., a Canadian corporation. The purpose of the joint venture was for the Company and Bougainville to (i) jointly engage in the development and promotion of products in the legalized cannabis industry in Washington State; (ii) utilize Bougainville's high quality cannabis grow operations in the State of Washington, where it claimed to have an ownership interest in real property for use within the legalized cannabis industry; (iii) leverage Bougainville’s agreement with a I502 Tier 3 license holder to grow cannabis on the site; provide technical and management services and resources including, but not limited to: sales and marketing, agricultural procedures, operations, security and monitoring, processing and delivery, branding, capital resources and financial management; and, (iv) optimize collaborative business opportunities. The Company and Bougainville agreed to operate through a Washington State Limited Liability Company, and BV-MCOA Management, LLC was organized in the State of Washington on May 16, 2017.

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

9

•

Share Exchange with Eco Innovation Group, Inc. On February 26, 2021, we entered into a Share Exchange Agreement with Eco Innovation Group, Inc., a Nevada corporation quoted on OTC Markets Pink (“ECOX”) to acquire the number of shares of ECOX’s common stock, equal in value to $650,000 based on the per-share price of $0.06, in exchange for the number of shares of MCOA common stock equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date (the “Share Exchange Agreement”).  For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000.

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

On October 1, 2021, we entered into a First Amendment to Lock-Up Agreement between the Company and Eco Innovation Group, Inc., dated and effective October 1, 2021 (the “Amended Lock-Up Agreement”), which amends that certain Lock-Up Agreement entered into between the Company and Eco Innovation Group, Inc. on February 26, 2021 (the “Original Lock-Up Agreement”). The Amended Lock-Up Agreement amends the Original Lock-Up Agreement in one respect, by amending the initial lock-up period from 12 months following its effective date to 6 months following its effective date. All other terms and conditions of the Original Lock-Up Agreement remain unaffected.

Government Regulation of Cannabis

Cannabis

In the United States, the cultivation, manufacturing, importation, distribution, use and possession of cannabis containing a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis is illegal under U.S. federal law. However, medical and adult-use cannabis has been legalized and regulated by individual states. Currently, 37 states plus the District of Columbia and certain U.S. territories recognize, in one form or another, the medical use of cannabis, while 18 of those states plus the District of Columbia and certain U.S. territories recognize, in one form or another, the full adult use of cannabis. Notwithstanding the regulatory environment with respect to cannabis at the state level, cannabis continues to be categorized as a Schedule I controlled substance under the CSA. Accordingly, the use, possession, or distribution of cannabis violates U.S. federal law. As a result, cannabis businesses in the United States are subject to inconsistent state and federal legislation, regulation and enforcement.

Under former President Barack Obama, in an effort to provide guidance to U.S. federal law enforcement regarding the inconsistent regulation of cannabis at the U.S. federal and state levels, the U.S. Department of Justice (“DOJ”) released a memorandum on August 29, 2013 titled “Guidance Regarding Marijuana Enforcement” from former Deputy Attorney General James Cole (the “Cole Memorandum”). The Cole Memorandum acknowledged that, although cannabis is a Schedule I controlled substance under the CSA, the U.S. Attorneys in states that have legalized cannabis should prioritize the use of the U.S. federal government’s limited prosecutorial resources by focusing enforcement actions on the following eight areas of concern (the “Cole Priorities”):

•	Preventing the distribution of marijuana to minors;

•	Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs and cartels;

•	Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;

•	Preventing state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

•	Preventing violence and the use of firearms in the cultivation and distribution of marijuana;

•	Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;

•	Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and

•	Preventing marijuana possession or use on U.S. federal property.

In January 2018, under the administration of former President Donald Trump, former U.S. Attorney General Jeff Sessions rescinded the Cole Memorandum. While this did not create a change in U.S. federal law, as the Cole Memorandum was policy guidance and not law, the rescission added to the uncertainty of U.S. federal enforcement of the CSA in states where cannabis use is legal and regulated. Former Attorney General Sessions, concurrent with the rescission of the Cole Memorandum, issued a memorandum (“Sessions Memorandum”) which explained that the Cole Memorandum was “unnecessary” due to existing general enforcement guidance adopted in the 1980s, as set forth in the U.S. Attorney’s Manual (“USAM”). The USAM enforcement priorities, like those of the Cole Memorandum, are also based on the U.S. federal government’s limited resources and include law enforcement priorities set by the Attorney General, the seriousness of the alleged crimes, the deterrent effect of criminal prosecution and the cumulative impact of particular crimes on the community.

While the Sessions Memorandum emphasizes that cannabis is a Schedule I controlled substance under the CSA and states that it is a “dangerous drug and that marijuana activity is a serious crime,” it does not otherwise provide that the prosecution of cannabis-related offenses is now a DOJ priority. Furthermore, the Sessions Memorandum explicitly indicates that it is a guide for prosecutorial discretion and that discretion is firmly in the hands of U.S. Attorneys who determine whether to prosecute cannabis-related offenses. U.S. Attorneys could individually continue to exercise their discretion in a manner similar to that permitted under the Cole Memorandum. While certain U.S. Attorneys have publicly affirmed their commitment to proceeding in a manner contemplated under the Cole Memorandum, or otherwise affirmed that their views of U.S. federal enforcement priorities have not changed as a result of the rescission of the Cole Memorandum, others have publicly supported the rescission of the Cole Memorandum.

Under former Attorney General William Barr, the Department of Justice did not take a formal position on the federal enforcement of laws relating to cannabis. However, prior to his resignation on December 23, 2020, former Attorney General William Barr stated that his preference would be to have a uniform federal rule against cannabis, but, absent such a uniform rule, his preference would be to permit the existing federal approach leaving it up to the states to make their own decision. In addition, former Attorney General William Barr indicated that the DOJ was reviewing the Strengthening the Tenth Amendment Through Entrusting States Act (“STATES Act”), which would shield individuals and businesses complying with state cannabis laws from federal intervention.

On March 10, 2021, the Senate confirmed, President Joseph R. Biden’s nominee, Merrick Garland, to serve as Attorney General in his administration. Furthermore, two of President Biden’s nominees for top positions at the U.S. Department of Health and Human Services (“HHS”) have strong track records of supporting and defending state-legalized marijuana programs. California’s former Attorney General Xavier Becerra, who serves as the head of HHS, vowed to defend California’s legal cannabis market from any potential intervention during the Trump administration. In addition, Pennsylvania’s former Secretary of Health Dr. Rachel Levine, who serves as the Assistant Secretary of HHS, played a pivotal role in the implementation of Pennsylvania’s medical marijuana program. In addition, Democrats are generally more supportive of federal cannabis reform than Republicans. Currently, the Democrats compose a majority of the House of Representatives and have gained sufficient seats in the Senate to achieve control in the event of a Vice Presidential tie-breaking vote. Most notably, during the presidential campaign, President Biden stated that he supports decriminalizing marijuana. Despite the growing enthusiasm in the cannabis business community, it remains unclear whether the Department of Justice under President Biden and Attorney General Garland will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy.

Other federal legislation provides or seeks to provide protection to individuals and businesses acting in violation of U.S. federal law but in compliance with state cannabis laws. For example, the Rohrabacher-Farr Amendment has been included in annual spending bills passed by Congress since 2014. The Rohrabacher-Farr Amendment restricts the DOJ from using federal funds to interfere with states implementing laws that authorize the use, distribution, possession, or cultivation of medical cannabis.

U.S. courts have construed these appropriations bills to prevent the U.S. federal government from prosecuting individuals or businesses engaged in cannabis-related activities to the extent they are operating in compliance with state medical cannabis laws. However, because this conduct continues to violate U.S. federal law, U.S. courts have observed that should the U.S. Congress choose to appropriate funds to prosecute individuals or businesses acting in violation of the CSA, such individuals or businesses could be prosecuted for violations of U.S. federal law even to the extent/even if they are operating in compliance with applicable state medical cannabis laws.

If Congress declines to include the Rohrabacher-Farr Amendment in future fiscal year appropriations bills or fails to pass necessary budget legislation causing a government shutdown, the U.S. federal government will have the authority to spend federal funds to prosecute individuals and businesses acting contrary to the CSA for violations of U.S. federal law.

Furthermore, the appropriations protections only apply to individuals and businesses operating in compliance with a state’s medical cannabis laws and provide no protection to individuals or businesses operating in compliance with a state’s adult-use cannabis laws.

Additionally, there are a number of marijuana reform bills that have been introduced in the U.S. Congress that would amend federal law regarding the legal status and permissibility of medical and adult-use cannabis, including the STATES Act, the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”), the Substance Regulation and Safety Act (the “SRSA”) and the Medical Marijuana Research Act (the “MMRA”). The STATES Act would create an exemption in the CSA to allow states to determine their own cannabis policies without fear of federal reprisal.

The MORE Act, which was reintroduced to the House of Representatives on May 28, 2021, would remove cannabis from the CSA, expunge federal cannabis offenses and establish a 5% excise tax on cannabis to fund various federal grant programs. On March 1, 2022, the U.S. House of Representatives passed the MORE Act, a bill that would end the federal prohibition on cannabis by removing it from the list of banned controlled substances. This is the second time the bill passed the House; however, it is expected to receive opposition in the Senate and we have no clear expectation that the MORE Act will become law in the near future.

The SRSA, which was introduced by U.S. Senator Tina Smith on July 30, 2020, would remove cannabis from the CSA, grant the FDA authority to regulate cannabis and cannabis products and regulate the safety and quality control of cannabis crops and the import and export of cannabis materials. The MMRA, which was introduced in the House of Representatives on October 21, 2021, would amend the CSA to make marijuana accessible for use by qualified marijuana researchers for medical purposes. It is uncertain which federal marijuana reform bills, if any, will ultimately be passed and signed into law.

Businesses in the regulated cannabis industry, including our business, are subject to a variety of laws and regulations in the United States that involve money laundering, financial recordkeeping and proceeds of crime, including the U.S. Currency and Foreign Transactions Reporting Act of 1970 (“Bank Secrecy Act”) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the “US PATRIOT Act”) and the rules and regulations thereunder and any related or similar rules, regulations, or guidelines, issued, administered, or enforced by governmental authorities in the United States. Further, under U.S. federal law, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other service could be charged with money laundering, aiding and abetting, or conspiracy.

Despite these laws, the Financial Crimes Enforcement Network (“FinCEN”), a bureau within the U.S. Department of the Treasury (“U.S. Treasury”), issued a memorandum on February 14, 2014 (the “FinCEN Memorandum”), which provides instructions to banks and other financial institutions seeking to provide services to cannabis-related businesses. The FinCEN Memorandum explicitly references the Cole Priorities and indicates that in some circumstances it is permissible for banks and other financial institutions to provide services to cannabis-related businesses without risking prosecution for violation of U.S. federal money laundering laws. Under these guidelines, financial institutions are subject to a requirement to submit a suspicious activity report in certain circumstances as required by federal money laundering laws. These cannabis-related suspicious activity reports are divided into three categories: marijuana limited, marijuana priority and marijuana terminated, based on the financial institution’s belief that the marijuana business follows state law, is operating out of compliance with state law, or where the banking relationship has been terminated, respectively. The FinCEN Memorandum refers to supplementary guidance in the Cole Memorandum relating to the prosecution of money laundering offenses predicated on cannabis-related violations of the CSA.

The rescission of the Cole Memorandum did not affect the status of the FinCEN Memorandum, and to date, the U.S. Treasury has not given any indication that it intends to rescind the FinCEN Memorandum. While the FinCEN Memorandum was originally intended to work in tandem with the Cole Memorandum, the FinCEN Memorandum appears to remain in effect as standalone guidance. Although the FinCEN Memorandum remains intact, indicating that the U.S. Treasury and FinCEN intend to continue abiding by its guidance, it is unclear whether the Biden administration will continue to follow the guidelines set forth under the FinCEN Memorandum.

In March 2019, the U.S. House of Representatives introduced the Secure and Fair Enforcement Banking Act (the “SAFE Banking Act”) which creates protections for financial institutions that provide banking services to businesses acting in compliance with applicable state cannabis laws. Most recently, on July 19, 2021, the America Creating Opportunities for Manufacturing, Pre-Eminence in Technology, and Economic Strength Act of 2022 (the “America COMPETES Act of 2022”) was introduced in the U.S. House of Representatives. The America COMPETES Act of 2022 includes provisions of the SAFE Banking Act and sets out financial regulations for cannabis-related businesses and revises other aspects of the financial system with regard to cannabis-related businesses. On February 4, 2022, a majority of the U.S. House of Representatives passed the America COMPETES Act of 2022; however, it is uncertain whether it will be passed by the U.S. Senate and ultimately signed into law. This marks the sixth time that the U.S. House of Representatives have advanced SAFE Banking to the U.S. Senate. There can be no assurance that state laws legalizing and regulating the sale and use of cannabis will not be repealed or overturned or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. In addition, local and city ordinances may strictly limit and/or restrict the distribution of cannabis in a manner that could make it difficult or impossible to operate cannabis businesses in certain jurisdictions.

Hemp

On December 20, 2018, the U.S. Agriculture Improvement Act of 2018 (the “2018 Farm Bill”) was signed into law. Prior to its enactment, the U.S. federal government did not distinguish between cannabis and hemp and the entire plant species Cannabis sativa L. (subject to narrow exceptions applicable to specific portions of the plant) was scheduled as a controlled substance under the CSA. Therefore, the cultivation of hemp for any purpose in the United States without a Schedule I registration with the U.S. Drug Enforcement Agency (“DEA”) was federally illegal, unless exempted by Section 7606 of the Agricultural Act of 2014 (the “2014 Farm Bill”). The 2018 Farm Bill removed hemp (which is defined as “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis”) and its derivatives, extracts and cannabinoids, including CBD derived from hemp, from the definition of marijuana in the CSA, thereby removing hemp and its derivatives from DEA purview as a controlled substance. The 2018 Farm Bill also amends the Agricultural Marketing Act of 1946 to allow for the commercial production of hemp in the United States under the purview of the United States Department of Agriculture (the “USDA”) in coordination with state departments of agriculture that elect to have primary regulatory authority over hemp production in their respective jurisdictions. Pursuant to the 2018 Farm Bill, states, U.S. territories and tribal governments may adopt their own regulatory plans for hemp production even if more restrictive than federal regulations so long as they meet minimum federal standards and are approved by the USDA. Hemp production in states and tribal territories that do not choose to submit their own plans and that do not prohibit hemp production will be governed by USDA regulation.

On October 31, 2019, the USDA issued an interim final rule governing the domestic production of hemp under the 2018 Farm Bill, establishing the U.S. Domestic Hemp Production Program (the “USDA IFR”). The USDA IFR outlines the requirements for the USDA to approve plans submitted by states and tribal governments for the domestic production of hemp. It also establishes a federal plan for hemp producers in states or territories of Native American tribes that do not have USDA-approved hemp production plans. Pursuant to the USDA IFR, the USDA reviews hemp production plans submitted by state and tribal governments that wish to obtain or retain primary regulatory authority over hemp production in their respective jurisdictions. Once the USDA formally receives a plan from a state or tribal government, the agency has 60 days to review and approve or reject the plan.

Although the USDA IFR provides the framework for the USDA, state departments of agriculture and tribal governments to begin the implementation of commercial hemp production programs pursuant to the 2018 Farm Bill, the 2014 Farm Bill was scheduled to remain in effect for one year after the effective date of the USDA IFR. On January 15, 2021, the USDA issued a final rule on hemp production which incorporates modifications established under the USDA IFR published in October 2019. The rule became effective on March 22, 2021 and outlines, among other things, the licensing requirements, recordkeeping requirements, procedures for testing THC concentrations and, procedures for disposing of non-compliant plants.

The application of the hemp provisions of the 2014 Farm Bill was initially set to expire on October 31, 2020, at which time state programs would be required to comply with the 2018 Farm Bill regulations. However, U.S. Senators and state agricultural departments requested an extension of the application of the 2014 Farm Bill and a delay of the implementation of the 2018 Farm Bill due to delays caused by COVID-19. Although, as a result of the extension, the 2014 Farm Bill was set to expire on December 31, 2021, it was extended until January 1, 2022, by the Continuing Appropriations Act of 2021. As of January 1, 2022, there have been no further extensions and all states must either have a USDA-approved hemp product plan, or grant regulatory oversight over hemp cultivation to the USDA.

Under the 2018 Farm Bill, states and tribal governments have authority to adopt regulatory regimes that are more restrictive than federal mandates or prohibit hemp production altogether. Accordingly, variance in hemp regulation across jurisdictions is likely to persist. Compliance with state hemp law, if any, is required under the 2018 Farm Bill.

As a result of the 2018 Farm Bill, federal law now provides that CBD derived from hemp is not a controlled substance under the CSA; however, CBD derived from hemp could still be considered a controlled substance under applicable state law. States take varying approaches to regulating the production and sale of hemp and hemp-derived CBD. While some states explicitly authorize and regulate the production and sale of CBD or otherwise provide legal protection for authorized individuals and businesses to engage in commercial hemp activities, other states maintain outdated drug laws that do not distinguish hemp or hemp-derived CBD from marijuana (or “cannabis” as used herein), resulting in hemp being classified as a controlled substance under certain state laws. In these states, the sale of CBD, notwithstanding its origin, is either restricted to state medical or adult-use cannabis program licensees or remains unlawful. Additionally, a number of states prohibit the sale of consumable CBD products based on the position of the FDA set forth in the Federal Food, Drug and Cosmetic Act (the “FFDCA”) that it is unlawful to introduce food containing added CBD or THC into interstate commerce, or to market CBD or THC products as or in dietary supplements regardless of whether the substances are hemp-derived.

The 2018 Farm Bill preserves the authority and jurisdiction of the FDA under the FFDCA to regulate the manufacture, marketing and sale of food, drugs, dietary supplements and cosmetics, including products that contain hemp extracts and derivatives such as CBD. As a producer and marketer of hemp-derived products, we are required to comply with FDA regulations applicable to the manufacturing and marketing of such products, including with respect to dietary supplements, food and cosmetics. To date, the FDA has not deemed CBD or other cannabinoids permissible for use in dietary supplements, as dietary ingredients, or as safe for use in food. The FDA has consistently taken the position that CBD is prohibited from being marketed as a dietary supplement or added to food because substantial clinical trials studying CBD as a new drug must be made public prior to the marketing of any food or dietary supplements containing CBD.

The FDA has issued warning letters to companies unlawfully marketing CBD products. In many of these cases, the manufacturer made unsubstantiated claims that products containing CBD are able to treat serious medical conditions, including cancer, Alzheimer’s disease, opioid withdrawal and anxiety, among others, without obtaining drug approvals. Some of these letters were co-signed with the U.S. Federal Trade Commission and cited the companies for making claims about the efficacy of CBD that were not substantiated by scientific evidence.

The FDA has stated that it recognizes the potential opportunities and significant interest in drugs and consumer products containing CBD, is committed to evaluating the agency’s regulatory policies related to CBD and has established a high-level internal working group to explore potential pathways for various types of CBD products to be lawfully marketed. The FDA has authority to issue regulation that would allow these naturally-occurring hemp compounds to be added to food or dietary supplements. In May 2019, the FDA held a public hearing to obtain scientific data and information about the safety, manufacturing, product quality, marketing, labeling and sale of products containing cannabis or cannabis-derived compounds.

Notwithstanding the foregoing, other than Epidiolex (cannabidiol), a cannabis-derived product, and three synthetic cannabis-related drug products (Marinol (dronabinol), Syndros (dronabinol) and Cesamet (nabilone)), the FDA has not approved a marketing application for cannabis for the treatment of any disease or condition and has not approved any cannabis, cannabis-derived or CBD products. See Risk Factors—Our products are not approved by the FDA or any other federal governmental authority; and There is uncertainty surrounding the regulatory pathway for CBD.

In connection with the Further Consolidated Appropriations Act, 2020, the House Committee on Appropriations issued an explanatory statement agreeing to appropriate $2.0 million in funding to the FDA for research, policy evaluation, market surveillance and issuance of an enforcement discretion policy for products under the FDA’s jurisdiction that contain CBD. The legislation required the FDA to provide a report within 60 days regarding its progress in obtaining and analyzing data to help determine a policy of enforcement discretion and the process through which CBD will be evaluated for use in products. On March 5, 2020, the FDA issued a report on its progress and committed to expanding its educational efforts regarding CBD products, encouraging, facilitating and initiating more research on CBD, continuing to monitor the CBD marketplace and take appropriate action against unlawful CBD products that pose a risk of harm to the public and developing a risk-based enforcement policy aimed at protecting the public and providing more regulatory clarity regarding the FDA’s CBD enforcement priorities. The FDA was also required to conduct a sampling study of the current CBD marketplace to determine the extent to which products containing CBD are mislabeled or adulterated within 180 days of the enactment of the Further Consolidated Appropriations Act, 2020.

On July 9, 2020, the FDA issued its sampling study to the U.S. House Committee on Appropriations and the U.S. Senate Committee on Appropriations detailing the sampling conducted in recent years on CBD products. While the minority of CBD products previously tested by the FDA contained CBD concentrations consistent with their labeling, the report states that a majority of products tested for potentially harmful elements “did not raise significant public health concerns.” The report further provides that the FDA will undertake a more extensive sampling effort expected to cover a representative sample of currently marketed CBD products, including tinctures, oils, extracts, capsules, powders, gummies, water and other beverages, conventional foods, cosmetics, lubricants, tampons, suppositories, vape cartridges and products sold for consumption by pets. Products will be evaluated for cannabinoid content as well as potentially harmful elements.

The rules, regulations and enforcement in this area continue to evolve and develop. On August 20, 2020, the DEA issued an interim final rule conforming its regulations to the 2018 Farm Bill (the “DEA IFR”), which went into effect on August 21, 2020. Notably, the DEA IFR creates uncertainty with respect to the federal legal status of any hemp derivative, extract, or product that exceeds a delta-9 tetrahydrocannabinol concentration of 0.3 percent during processing, which, pursuant to the DEA IFR, renders it a federal Schedule I substance under the CSA even if the hemp plant from which any such material is sourced does not exceed the 0.3 percent threshold.

On September 4, 2020, the Hemp and Hemp-Derived CBD Consumer Protection and Market Stabilization Act of 2020 was initially introduced in the U.S. House of Representatives and was reintroduced in the U.S. House of Representatives on February 4, 2021. The Hemp and Hemp-Derived CBD Consumer Protection and Market Stabilization Act of 2020 permits the inclusion of hemp and CBD derived from hemp as ingredients in dietary supplements that otherwise comply with the applicable requirements for dietary supplements set forth in the FFDCA and the Fair Packaging and Labeling Act. The bill does not address the inclusion of hemp or CBD derived from hemp as ingredients in food products, and it is unclear whether it will ultimately be passed and signed into law.

On January 8, 2021, the FDA issued a report stating that more real-world data on CBD use and safety, alongside data from other types of studies, is needed to fill in the current gaps in the FDA’s understanding of the safety profile of CBD and many other cannabis-derived compounds, including potential safety risks for people and animals. Until these gaps are filled and the FDA formally adopts regulations authorizing the production and sale of CBD products as food and/or dietary supplements, there is a risk that the FDA could take enforcement action against us. Failure to comply with FDA requirements may result in, among other things, warning letters, injunctions, product withdrawals, recalls, seizures, fines and criminal prosecutions. We continue to closely monitor FDA developments with respect to CBD and our compliance with applicable United States laws relating to hemp, including the FDA’s regulations of CBD and evaluate and implement appropriate compliance measures on an ongoing basis.

On February 8, 2022, the Hemp Advancement Act of 2022 was introduced in the U.S. House of Representatives. The Hemp Advancement Act of 2022 would raise the permitted THC threshold for hemp and in-process hemp extract, remove the requirement that hemp testing occur at DEA-registered facilities, and allow people with drug-related felony convictions to receive a hemp license.

Application of Cannabis Regulations in the United States

Violations of U.S. federal laws and regulations could result in significant fines, penalties, administrative sanctions, convictions, or settlements arising from either civil or criminal proceedings brought by either the U.S. federal government or private citizens, including, but not limited to, disgorgement of profits, seizure of property or products, cessation of business activities, or divestiture. Our cannabis business activities and the cannabis business activities of our subsidiaries, while believed to be compliant with applicable U.S. state and local laws, currently are illegal under U.S. federal law.

Cannabis Regulations in Brazil

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

Cannabis Regulations in Uruguay

Cannabis is legal in Uruguay, and is one of the most widely used drugs in the nation. President Jose Mujica signed legislation to legalize recreational cannabis in December 2013, making Uruguay the first country in the modern era to legalize cannabis. Uruguay has an established market that the Company intends to enter and compete in.

Cannabis regulations in Canada

We do not, directly or indirectly, engage in the cultivation, processing, or dispensing of cannabis or any other cannabis-related activity in Canada. As such, to our knowledge, our Canadian corporate operations are not subject to any cannabis regulations in Canada.

Sales and Marketing

We market and sell our services and products throughout the United States consistent with the Farm Bill, as well as in Canada. We intend to expand our offerings as additional countries and jurisdictions who adopt state-regulated or government programs like the Farm Bill. We market and sell our hempSMART™ products directly through our web site, and through our affiliate marketing program, where qualified sales affiliates use a secure multi-level-marketing sales software program that facilitates order placement over the internet via a web site, and accounts for affiliate orders and sales; calculates referral benefits apportionable to specific sales associates and calculates and accounts for loyalty and rewards benefits for returning customers. The Company plans on focusing its sales and marketing through direct sales on its website and intends to wind down and terminate its affiliate marketing and sales program during fiscal 2021.

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

Research and Development

Our research and development activity for the fiscal year ended December 31, 2021 was primarily focused on formulations of our various hempSMART™ products. Our research and development costs were $9,527. We may conduct additional research and development as the Company expands its hempSMART™ line of products.

Significant Customers

Sales of our hempSMART™ products have not resulted in reportable significant customers.

Intellectual Property

On February 12, 2019, the U. S. Patent Office issued patent number 10,201,553 for the Company’s hempSMART™ Brain product. On October 3, 2016, H Smart, Inc. filed a trademark application with the U.S. Patent and Trademark Office for the tradename hempSMART™, Application No. 87/531,833. The trademark has not yet been registered, and the application is pending.

Employees

As of December 31, 2021, we had 7 full-time employees.

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

Risks Related to Our Business

Our business and financial results may be materially adversely affected by the current COVID-19 pandemic outbreak.

The pandemic of a novel coronavirus (COVID-19) has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. Government efforts to contain the spread of the coronavirus through lockdowns of cities, business closures, restrictions on travel and emergency quarantines, among others, and responses by businesses and individuals to reduce the risk of exposure to infection, including reduced travel, cancellation of meetings and events, and implementation of work-at- home policies, among others, have caused significant disruptions to the global economy and normal business operations across a growing list of sectors and countries.

Our operating results substantially depend on revenues derived from sales of hemp and cannabis-derived products on a wholesale and retail basis. As the COVID-19 spread continues, the measures implemented to curb the spread of the virus have resulted in supply chain disruptions, insufficient work force and suspended manufacturing and construction works for the cannabis industry. One or more of our customers, partners, service providers or suppliers may experience financial distress, delayed or defaults on payment, file for bankruptcy protection, sharp diminishing of business, or suffer disruptions in their business due to the outbreak. These preventative measures have also impacted our daily operations. The efforts enacted to control COVID-19 have placed heavy pressure on our marketing and sales activities. We continue to assess the related risks and impacts COVID-19 pandemic may have on our business and our financial performance. In light of the rapidly changing situation across different countries and regions, it remains difficult to estimate the duration and magnitude of COVID-19 impact. Until such time as the COVID-19 pandemic is contained or eradicated and global business return to more customary levels, our business and financial results may be materially adversely affected.

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

Our CEO, Jesus Quintero, will hold in excess of 50% of the voting power of our capital stock for the foreseeable future. If the voting power of our capital stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

Jesus Quintero, our CEO, will continue to control in excess of 50% of the voting power of our outstanding capital stock for at least as long as he continues to hold the Series A and B Preferred Stock. As a result, Mr. Quintero will have majority voting power over all matters requiring stockholder votes, including: the election of directors; mergers, consolidations, and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution.

This concentration of voting power may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Mr. Quintero may not always coincide with our interests or the interests of our other stockholders. This concentration of voting power may also have the effect of delaying, preventing or deterring a change in control of us. Also, Mr. Quintero may seek to cause us to take courses of action that, in his judgment, could enhance his investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders, including investors in this offering. As a result, the market price of our common stock could decline, or our other stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of voting power may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

We are a holding company, and our principal assets are held by subsidiaries, and accordingly we are dependent upon distributions from such operating subsidiaries to pay taxes and other expenses.

We are a holding company, and our principal assets are held by subsidiaries. Accordingly, we are dependent upon distributions from our operating subsidiaries to pay taxes and other expenses. If our operating subsidiaries do not generate sufficient revenues such that they can provide distributions to us, we may be unable to pay our expenses which would have a materially adverse effect on our business operations and our Company as a whole.

We may fail to successfully execute our business plan.

Our shareholders may lose their entire investment if we fail to execute our business plan. Our prospects must be considered in light of the following risks and uncertainties, including but not limited to, competition, the erosion of ongoing revenue streams, the ability to retain experienced personnel and general economic conditions. We cannot guarantee that we will be successful in executing our business plan. If we fail to successfully execute our business plan, we may be forced to cease operations, in which case our shareholders may lose their entire investment.

We may have difficulties integrating acquisitions or identifying new acquisitions.

A major part of our strategy is to grow through acquisition. However, we may be unable to identify and consummate additional acquisitions or may be unable to successfully integrate and manage the product lines or businesses that we have recently acquired or may acquire in the future. In addition, we may be unable to achieve a substantial portion of any anticipated cost savings from acquisitions or other anticipated benefits in the timeframe we anticipate, or at all. Moreover, any acquired product lines or businesses may require a greater than anticipated amount of trade, promotional and capital spending. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired companies, personnel turnover and the diversion of management’s attention from other business concerns. Any inability by us to integrate and manage any product lines or businesses that we have recently acquired or may acquire in the future in a timely and efficient manner, any inability to achieve a substantial portion of any anticipated cost savings or other anticipated benefits from these acquisitions in the time frame we anticipate or any unanticipated required increases in trade, promotional or capital spending could adversely affect our business, consolidated financial condition, results of operations or liquidity. Moreover, future acquisitions by us could result in our incurring substantial additional indebtedness, being exposed to contingent liabilities or incurring the impairment of goodwill and other intangible assets, all of which could adversely affect our financial condition, results of operations and liquidity.

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

In addition to our new joint venture projects in Brazil and Uruguay, which are in development stage, will require financial investment on our part, and have not yet generated revenue for the Company, we may co-invest in other joint ventures in the future with third parties through partnerships or other joint ventures, acquiring non-controlling interests in or sharing responsibility for any such ventures. In this event, we would not be in a position to exercise sole decision-making authority regarding the joint venture and, in certain cases, may have little or no decision-making authority. Investments through partnerships or other joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt, fail to fund their share of required capital contributions, make dubious business decisions or block or delay necessary decisions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our executive officers, senior management and/or directors from focusing their time and effort on our business. Consequently, action by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

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

Our business may be affected by unusual weather patterns.

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

Investors’ interests in our Company will be diluted and investors may suffer dilution in their net book value per share when we issue additional shares. Dilution is the difference between what investors pay for their stock and the net tangible book value per share immediately after the additional shares are sold by us. We are authorized to issue 22,000,000,000 shares of common stock, no par value per share. As of January 31, 2022 there were 7,142,889,498 shares of our common stock in the public float. Our financing activities in the past focused on convertible note financing that requires us to issue shares of common stock to satisfy principal, interest and any applicable penalties related to these convertible notes. When required under the terms and conditions of the convertible notes, we issue additional shares of common stock that have a dilutive effect on our stockholders. We anticipate that all or at least some of our future funding, if any, will be in the form of equity financing from the sale of our common stock and so any investment in our company will be diluted, with a resulting decline in the value of our common stock.

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

ITEM 2.    PROPERTIES

We maintain a lease for our principal office located at 633 W. 5th Street, Suite 2826, Los Angeles, California 90071.

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

Company Determines to File Suit. On August 10, 2018, the Company advised its independent auditor that Bougainville did not cooperate or communicate with the Company regarding its requests for information concerning the audit of Bougainville’s receipt and expenditures of funds contributed by the Company in the joint venture agreement. Bougainville had a material obligation to do so under the joint venture agreement. The Company believes that some of the funds it paid to Bougainville were misappropriated and that there was self-dealing with respect to those funds. Additionally, the Company believes that Bougainville misrepresented material facts in the joint venture agreement, as amended, including, but not limited to, Bougainville’s representations that: (i) it had an ownership interest in real property that was to be deeded to the joint venture; (ii) it had an agreement with a Tier 3 # I502 cannabis license holder to grow cannabis on the real property; and, (iii) that clear title to the real property associated with the Tier 3 # I502 license would be deeded to the joint venture thirty days after the Company made its final funding contribution. As a result, on September 20, 2018, the Company filed suit against Bougainville Ventures, Inc., BV-MCOA Management, LLC, Andy Jagpal, Richard Cindric, et al. in Okanogan County Washington Superior Court, case number 18-2- 0045324. The Company’s complaint seeks legal and equitable relief for breach of contract, fraud, breach of fiduciary duty, conversion, recession of the joint venture agreement, an accounting, quiet title to real property in the name of the Company, for the appointment of a receiver, the return to treasury of 15 million shares issued to Bougainville, and, for treble da mages pursuant to the Consumer Protection Act in Washington State. The registrant has filed a lis pendens on the real property. The case is currently in litigation. The Company filed an amended complaint and is pending completion of discovery.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. MARKET INFORMATION AND HOLDERS

Our common stock trades on OTC Markets OTC Pink Market Tier under the ticker symbol “MCOA”. As of December 31, 2021, there were 404 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock for fiscal years ended December 31, 2021 and 2020:

2021	High	Low
Quarter Ended December 31	$0.0032	$0.0010
Quarter Ended September 30	$0.0087	$0.0026
Quarter Ended June 30	$0.0103	$0.0048
Quarter Ended March 31	$0.0398	$0.0038

2020	High	Low
Quarter Ended December 31	$0.0245	$0.0044
Quarter Ended September 30	$0.002	$0.0013
Quarter Ended June 30	$0.0199	$0.0043
Quarter Ended March 31	$0.0623	$0.0157

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

UNREGISTERED SALES OF EQUITY SECURITIES

The following information represents securities sold by the Company as of December 31, 2021 which were not registered under the Securities Act, and were not previously reported in a Quarterly Report on Form 10-Q, or in a Current Report on Form 8-K (17 CFR 249.308). Included are sales of reacquired securities, as well as new issues, securities issued in exchange for property, services, or other securities, and new securities resulting from the modification of outstanding securities.

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

In 2021, the Company issued an aggregate of 142,946,840 shares of its common stock for services rendered with an estimated fair value of $661,293.

In 2021, the Company issued an aggregate of 1,236,181,851 shares of its common stock in settlement of convertible notes payable and accrued interest with an estimated fair value of $2,309,876.

On July 24, 2021, the Company issued an aggregate of 22,500,000 shares of its common stock in conversion of related party notes payable with an estimated fair value of $141,750.

In 2021, the Company issued an aggregate of 462,844,406 common shares of its common stock in exchange for exercise of warrants on a cashless basis.

In 2021, the Company sold 1,052,297,599 shares of its common stock with a value of $2,201,601.

In 2021, the Company issued 3,027,031 shares of its common stock with an estimated value of $8,623 to settle liabilities.

In 2021, the Company issued 691,935,484 shares of common stock for investments with an estimated value of $1,300,000.

On July 5, 2021, the Company issued 265,164,070 shares of common stock issued for the acquisition of VBF Brands Inc. with an estimated value of $1,617,501.

In 2021, the Company issued 109,134,122 shares for amendment to the VBF acquisition consideration with an estimated value of $251,008.

In 2020, the Company issued an aggregate of 217,396,427 shares of its common stock for services rendered with an estimated fair value of $785,861.

In 2020, the Company issued an aggregate of 2,291,141,317 shares of its common stock in settlement of convertible notes payable and accrued interest with an estimated fair value of $3,916,940.

In 2020, the Company issued an aggregate of 21,276,596 shares of its common stock in conversion of related party notes payable with an estimated fair value of $50,000.

In 2020, the Company issued an aggregate of 51,054,214 common shares of its common stock in exchange for exercise of warrants on a cashless basis.

In 2020, the Company issued 205,582,481 shares of its common stock with an estimated value of $762,723 to settle liabilities.

In 2020, the Company sold shares 268,679,513 shares of its common stock for proceeds of $478,686.

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

Background

History and Development of the Company

We were incorporated in the State of Utah on October 4, 1985, under the name of Mormon Mint, Inc., and our business focused on the manufacture and marketing of commemorative medallions related to the Church of Jesus Christ of Latter-Day Saints. On January 5, 1999, the Company changed its name to Converge Global, Inc., and subsequently focused on the development and implementation of Internet web content and e-commerce applications. In the period from 2009 to 2014, we operated primarily in the mining exploration business, and in 2015, we left the mining business and began an internet-based marketing business focused on online marketing of service items to the hospitality and food service industry, selling retail product directly to consumers from food distributors via credit card and commercial accounts.

On September 4, 2015, Donald Steinberg and Charles Larsen acquired control of the Company through the purchase of 400,000,000 shares of restricted common stock and 10,000,000 shares of Preferred Class A stock for $105,000.00, in equal amounts. On September 9, 2015, Donald Steinberg was appointed Chairman of the Board, Chief Executive Officer and Secretary of the Company. Mr. Larsen was appointed to the Board of Directors. The new management changed the Company’s business plans and operations to focus on emerging opportunities in the cannabis and hemp industries. On December 1, 2015, the Company changed its name to Marijuana Company of America, Inc. and its stock trading symbol to MCOA. On December 6, 2019, a change of control occurred, where Donald Steinberg and Charles Larsen transferred their control shares to directors Robert Coale, Edward Manolos and Jesus Quintero. Also on December 6, 2019, Jesus Quintero, who was appointed as Chief Financial Officer in 2018, was appointed as our Chief Executive Officer. Mr. Quintero is currently our Chief Executive Officer and Chief Financial Officer, and a member of the Board of Directors.

We are a publicly listed company quoted on OTC Markets OTC Pink Market Tier under the symbol “MCOA”. We are a Smaller Reporting Company based in Los Angeles, California. Our business includes the research and development of (1) varieties of various species of hemp; (2) beneficial uses of hemp and hemp derivatives; (3) indoor and outdoor cultivation methods for hemp; (4) technology used for cultivation and harvesting of different species of hemp, including but not limited to lighting, venting, irrigation, hydroponics, nutrients and soil; (5) different industrial hemp derived cannabinoids (“CBD”) and the possible health benefits thereof; and, (6) new and improved methods of hemp cannabinoid extraction omitting or eliminating the delta-9 tetrahydrocannabinol “THC” molecule.

Marijuana Company of America is a Utah corporation quoted on OTC Markets Pink Tier under the symbol “MCOA”. We are based in Los Angeles, California.

We are an owner and operator of licensed cannabis cultivation, processing and dispensary facilities and a developer, producer and distributor of innovative branded cannabis and cannabidiol (“CBD”) products in the United States. We are committed to creating a national distributorship and retail brand portfolio of branded cannabis and CBD products, although as of the date of this filing, marijuana (defined as cannabis containing delta-9 tetrahydrocannabinol concentration of more than 0.3 percent on a dry weight basis) currently remains illegal under U.S. federal law.

Through our wholly-owned subsidiary cDistro, Inc., a Nevada corporation, our wholly-owned CBD product distribution business, we distribute hemp and CBD products throughout the United States. Through cDistro, we distribute high quality hemp-derived cannabinoid products, as detailed on our cDistro website, www.cdistro.com. cDistro offers CBD brands along with smoke and vape shop related products to wholesalers, c-stores, specialty retailers, and consumers in North America. Through cDistro, we work exclusively with select manufacturers to deliver retail service and products at wholesale prices

Through our wholly owned subsidiary HSmart, Inc., a California corporation, we develop and sell CBD products under the brand name hempSMART™. Our business also includes making selected investments and entering into joint ventures with start-up businesses in the legalized cannabis and hemp industries.

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

Investments

Share Exchange with Cannabis Global, Inc. On September 30, 2020, the Company entered into a securities exchange agreement with Cannabis Global, Inc. (OTC: CBGL), a Nevada corporation. By virtue of the agreement, the Company issued 650,000,000 shares of its unregistered common stock to Cannabis Global in exchange for 7,222,222 shares of Cannabis Global unregistered common stock. The Company and Cannabis Global also entered into a lock up leak out agreement, which prevents either party from sales of the exchanged shares for a period of 12 months. Thereafter the parties may sell not more than the quantity of shares equaling an aggregate maximum sale value of $20,000 per week, or $80,000 per month until all Shares and Exchange Shares are sold. Our transaction with Cannabis Global, Inc. is material and involves related parties, since Edward Manolos, our director and holder of Preferred Class A stock, is also a director of Cannabis Global, Inc.

Share Exchange with Eco Innovation Group, Inc. On February 26, 2021, we entered into a Share Exchange Agreement with Eco Innovation Group, Inc., a Nevada corporation quoted on OTC Markets Pink (“ECOX”) to acquire the number of shares of ECOX’s common stock, equal in value to $650,000 based on the per-share price of $0.06, in exchange for the number of shares of MCOA common stock equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date (the “Share Exchange Agreement”).  For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000. Complementary to the Share Exchange Agreement, the Company and ECOX entered into a Lock-Up Agreement dated February 26, 2021 (the “Lock-Up Agreement”), providing that the shares of common stock acquired pursuant to the Share Exchange Agreement shall be subject to a lock-up period preventing its sale for a period of 12 months following issuance and limiting the subsequent sale to aggregate maximum sale value of $20,000 per week, or $80,000 per month. On October 1, 2021, we entered into a First Amendment to Lock-Up Agreement between the Company and Eco Innovation Group, Inc., dated and effective October 1, 2021 (the “Amended Lock-Up Agreement”), which amends that certain Lock-Up Agreement entered into between the Company and Eco Innovation Group, Inc. on February 26, 2021 (the “Original Lock-Up Agreement”). The Amended Lock-Up Agreement amends the Original Lock-Up Agreement in one respect, by amending the initial lock-up period from 12 months following its effective date to 6 months following its effective date. All other terms and conditions of the Original Lock-Up Agreement remain unaffected.

Asset Purchase Agreement with VBF Brands, Inc. On October 6, 2021, the Company, through its wholly owned subsidiary Salinas Diversified Ventures, Inc., a California corporation, entered into an Asset Purchase Agreement, Management Services Agreement, Cooperation Agreement and Employment Agreement with VBF Brands, Inc., a California corporation (“VBF”), a wholly owned subsidiary of Sunset Island Group, Inc., a Colorado corporation (“SIGO”). VBF and SIGO agreed to transfer to the Company all of VBF’s outstanding stock to the Company, and appointed our CEO and CFO Jesus Quintero as President of VBF.

VBF owns various fixed assets including machinery and equipment, a lease for a 10,000 square foot facility located at 20420 Spence Road, Salinas, California, 93908, leasehold improvements, good-will, inventory, tradenames including “VBF Brands,” trade secrets, intellectual property, and other tangible and intangible properties, including licenses issued by the City of Salinas, County of Monterey, and the State of California to operate a licensed cannabis nursery, cultivation facility, and operations for the manufacturing and distribution of cannabis and cannabis products.

VBF and SIGO agreed to sell and transfer to the Company all of VBF’s outstanding stock, and, by virtue of the Management Services Agreement, appoint Mr. Jesus Quintero as President of VBF, vesting management and control of VBF’s licensed cannabis operations in the Company. Concurrently, VBF and Livacich entered into a Cooperation Agreement, whereby VBF and Livacich agreed to cooperate to facilitate the transfer of ownership of VBF, which includes licenses issued by the City of Salinas, County of Monterey, and the State of California, to operate a cannabis nursery, cultivation facility and manufacturing and distribution operations to the Company. The Company also agreed to retain Livacich as Chief Executive Officer for a term of two years and agreed to compensate her with a salary including a signing cash bonus of $250,000, and a $250,000 performance cash bonus payable after six months after the Effective Date. The bonus is conditioned upon Livacich meeting an agreed to “Net Revenue” target of one million dollars ($1,000,000) from VBF’s operations during the six-month period after closing of the Asset Purchase Agreement, and her compliance with the terms and conditions of this Asset Purchase Agreement, the Management Services Agreement and the Cooperation Agreement.

As consideration for the transaction, the Company agreed to assume two secured convertible promissory notes issued by SIGO to St. George Investments, LLC, a Utah limited liability company (“St. George”) (the “SIGO Notes”). The first note was issued December 8, 2017, in the original face amount of $170,000.00, and the second was issued February 13, 2018, in the original face amount of $4,245,000.00. SIGO also issued warrants to St. George to purchase common shares in SIGO, and fifty (50) shares of SIGO’s preferred stock. St. George agreed to cancel the warrants and preferred shares upon the Company’s assumption of the SIGO Notes.

Under the Asset Purchase Agreement, the closing is conditioned upon certain conditions precedent, specifically (i) VBF and SIGO’s full corporate authorization, consent and execution of this Agreement; (ii) VBF’s sale to MCOA of 100% of the issued and outstanding shares of VBF; (iii) full corporate authorization, consent compliance with and execution of the Management Services Agreement and Cooperation Agreement; (iv) SIGO’s disclosure of the Agreement on Form 8-K with the Securities and Exchange Commission; (v) full cooperation in MCOA’s financial auditing of VBF in accordance with ASC 805, including providing unrestricted access to all VBF corporate and financial records and providing all necessary cooperation with VBF financial personnel; (vi) full cooperation in aiding and assisting Buyer with its change of ownership applications with the relevant licensing authorities; (vii) the warranty of truthful representations and execution of and compliance with the terms and conditions of the Executive Employment Agreement, Management Services Agreement and the Cooperation Agreement.

As of the date of this filing, the conditions precedent to the closing of the Asset Purchase Agreement remain in the process of implementation, so that the Asset Purchase Agreement closing has not yet occurred pursuant to its terms. Legal counsel for MCOA is currently in the process of working with VBF, Salinas Diversified Ventures, and the relevant state and local governments to effect the change of control and license transfers necessary to close the Asset Purchase Agreement.

Results of Operations

Year ended December 31, 2021 compared to year ended December 31, 2020

The following table presents our operating results for the year ended  December 31, 2021 compared to December 31, 2020:

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
AUDITED

	For the Year ended Dec 31,
	2021	2020
REVENUES:
Sales	$1,030,249	$267,584
Related party Sales	—	13,069
Total Revenues	1,030,249	280,653

Cost of sales	873,371	159,304

Gross Profit	156,878	121,349

OPERATING EXPENSES:
Depreciation and amortization	101,334	5,933
Selling and marketing	456,983	420,511
Payroll and related	681,786	411,954
Stock-based compensation	1,207,945	3,014,888
General and administrative	2,419,963	1,122,954
Total operating expenses	4,868,011	4,976,240

Net loss from operations	(4,711,133)	(4,854,891)

OTHER INCOME (EXPENSES):
Interest expense, net	(4,302,293)	(2,999,291)
Impairment gain (Loss) on Joint Ventures	0	(22,658)
Income (Loss) on equity investment	(735,178)	106,305
Gain (loss) on change in fair value of derivative liabilities	3,852	(4,698,072)
Unrealized Gain (loss) on trading securities	504,137	248,204
Realized Gain (loss) on trading securities	(543,200)	(2,603)
(Loss) Gain on settlement of debt	(407,635)	77,624
Total other income (expense)	(5,480,317)	(7,290,491)

Net loss before income taxes	(10,191,450)	(12,145,382)

Income taxes (benefit)	—	—

NET INCOME (LOSS)	$(10,191,450)	$(12,145,382)

Foreign currency Translation Adjustment	(11,725)
Comprehensive Income	$(10,198,883)	$(12,145,382)

Loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted (after stock-split)	5,248,075,532	962,029,388

Revenues

Total revenues for the year end December 31, 2021 and December 31, 2020, were $1,030,249 and $280,653, respectively, an increase of $749,596. This increase is attributed to $93,633 of our hempSMART product lines and our new line of businesses which were $901,535 for cDistro, a distributor of hemp and CBD products, and equipment lease rental from our new joint venture of $35,081.

The following table identifies our new product offerings in 2021, and the revenues produces from sales of our products in 2021 and 2020 respectively:

	2021	2020
Body	$1,400	$3,901
Brain Capsules	3,635	29,135
Drink Mix	167	2,966
Drops	42,734	152,121
Face Moisturizers	2,648	13,951
Pain Capsules	—	8,308
Pain Cream	37,753	55,938
Pet Drops	5,296	14,332
Bottles - Nic	41,470	—
Bottles - Salt Nic	20,804	—
CBD Hempettes	3,913	—
Disposables - Tobacco Free Nicotine (TFN)	261,719	—
Kratom	338,735	—
Other C-Distro Products	148,805	—
Vape	86,089	—
MCOA Equipment Lease	35,081	—

TOTAL	$1,030,249	$280,653

Related Party Sales

Related party sales contributed $0 and $13,069 to our revenue for 2021 and 2020, respectively. Related party sales are comprised of sales of our hempSMART products to our directors, officers, and sales team members. No related party sales were for services. All sales were made at listed retail prices and were for cash consideration.

Costs of Sales

Costs of sales primarily consist of inventory cost and overhead, manufacturing, packaging, warehousing, shipping and direct labor costs directly attributable to our hempSMART products. For the year ended December 31, 2021 and December 31, 2020, our total costs of sales were $873,371 and $159,304, respectively. The increase is attributed to $62,434 for our hempSMART business and our new business line that we acquired during 2021, which were $810,937 for cDistro, a distributor of hemp and CBD products.

Gross Profit

For the year ended December 31, 2021 and December 31, 2020, gross profit was $156,878 and $121,349, respectively. This increase was attributed to $66,280 from our hempSMART products and the new business that we acquired during 2021, which was $90,598 for cDistro, a distributor of hemp and CBD products. Gross margins were 15.2% and 43.2% for the years ended December 31, 2021 and December 31, 2020, respectively. The Company has incurred net losses from operations of $4,711,133 and $4,854,891 for the years ended December 31, 2021 and 2020, respectively.

The following is a tabular breakdown of expenses related to Selling and Marketing, Payroll and Related expenses, Stock-based Compensation and General and Administrative Expenses:

Expense	2021	2020
Stock Based Compensation	$1,207,945	$3,014,888
Legal Expense	495,117	171,680
Admin Compensation	424,537	163,091
Consulting Fees	408,047	236,343
Investor Relation	366,590	123,399
Travel and Related	299,014	74,244
Marketing / Media	280,749	136,703
Officer’s Compensation	269,350	223,356
Marketing Compensation	157,050	154,430
Independent Contractor	137,885	47,800
Insurance Expense	111,327	56,762
Board of Director Fees	95,000	91,010
Accounting	92,743	111,810
Rent Expense	66,582	51,526
Advertising Promotion	60,296	4,012
Audit Fee	59,500	74,475
Office Supplies	26,308	6,741
Intangible amortization	40,000	—
Bad Debt Expense	34,359	—
Website Development Cost	32,320	56,260
SEC Filing Fees	28,057	16,668
Security	12,560	—
Bank Service Charges	10,928	2,120
Web Sales Commission	6,765	30,632
UK Contract Compensation	4,274	26,704
Fees / Licensing	3,617	1,252
All other expenses, net*	137,091	100,334
Total Payroll & G&A Expenses	$4,868,011	$4,976,240

*This represents other individually immaterial General and Administrative expenses in the ordinary course of business that were not compensation to any third-party vendors.

Stock-based Compensation decreased by $1,806,943 primarily due to less stock-based compensation issued to officers and employees during the year ended December 31, 2021. Stock compensation was $1,207,945 for the year ended December 31, 2021 as compared to $3,014,888 for the year ended December 31, 2020. Stock based compensation during the year ended December 31, 2021 included $251,008 related to additional shares issued to the former owners of cDistro as part of the merger and share exchange agreement amendment entered into on November 24, 2021, and an additional $234,633 related to additional shares owed under that agreement as of December 31, 2021. Administrative compensation increased to $424,537 in 2021 from $163,091 in 2020, the $261,446 increase was due to new hires during 2021 resulting from the expansion of our business. Overall, selling and marketing increased by $36,472, attributed mainly to marketing and media costs that increased by the amount of $36,472 in 2021, from $420,511 in 2020 to a total of $456,983 in 2021, due to an increase in social media advertising costs that resulted in an increase in sales for the year ended December 31, 2021. Legal expenses increased to $495,117 for the year ended December 31, 2021, from $171,680 in 2020, due primarily to increased compliance and regulatory filing activity associated with our public offerings and corporate governance. Investor relation costs increased by $243,191 during 2021 due to increase in investor and shareholder outreach events and hiring of additional investment firms to increase interactions with the investment community. This also resulted in an increase in travel and related expenses by $144,046 for 2021 over 2020. Director and officer insurance increased to $111,327 during the year ended December 31, 2021 from $56,762 for the year ended December 31, 2020 due to an increase in rates from insurance carriers affiliated with the cannabis industry.

Overall, our total operating expenses in 2021 decreased by 2.2% from 2020, from $4,976,240 to $4,868,011, for the year ended 2021, respectively.

Stock Compensation for Officers and Directors, 2021 and 2020.

Officer and Director	2021	2020
Edward Manolos	$20,526	$15,600
Marco Guerrero	$25,526	$—
Themistocles Psomiadis	$—	$19,010
Jesus Quintero	$501,264	$2,502,140
Tad Milander	$—	$49,350

The 2021 stock compensation bonuses were issued by the Board of Directors pursuant to our Equity Incentive Plan and executive contracts with our directors and officers. Pursuant to our Equity Incentive Plan, the Company has discretion to make stock awards to its affiliates for past services, in lieu of bonuses or other cash compensation, for directors’ compensation or for any other valid purpose. At December 31, 2021, we reviewed the performance of our staff and affiliates, and in making the 2021 awards, determined the awards justified because our staff and affiliates accomplished the following:

Our Equity Plan issuances to affiliates as of December 31, 2021 increased by $508,644. This was due to the Company’s performance during 2021 and additional shares issued as there were issues with liquidity to pay cash compensation at times. The balance was in stock-based compensation in 2021 as it was for 2020. This was primarily for shares issued for consulting services as follows:

The balance of our stock-based compensation in 2021, as compared to 2020 was for consulting services as follows:

	2021 Stock-Based	2020 Stock-Based
Consultant	Compensation	Compensation	Variance	Nature of Consultant Services Provided
Paula Vetter	10,900	19,065	16,467	Consulting Services - Medical Advisory Specialist for hempSMART during 2021 and 2020
Gloria Lynch	—	70,350	(70,350)	Bonus as part of Equity Incentive Plan during 2020
Lauren Regier	37,766	41,975	(4,209)	Consulting Services - Web and graphic design during 2021 and 2020
Danny Rodriguez	15,395	—	15,395	Accounting Services 2021
Eddie Bonet	18,474	—	18,474	Accounting Services 2021
Mario Greco MD	25,011	—	25,011	Medical Advisory 2021
Herlin Soto	18,474	—	18,474	Marketing Research 2021

Alan T. Hawkins	100,000	—	100,000	Legal Advisory services 2021
John Grosso	34,800	—	34,800	Investor Relation services 2021
Cory Battan	34,800	—	34,800	Investor Relation services 2021
Ian Harvey	8,726	—	8,726	Consulting and Marketing Services 2021
Tad Mailander	—	43,950	(43,950)	Consulting Services - Legal services during 2020
Otto Creative Studio	31,140	31,140	—	Consulting Services - IT services during 2021 and 2020

The objective outcomes resulting from the consulting services are summarized as follows:

•	The Company lowered its expense rate by becoming more efficient, reducing head count, and making efficient and effective cashflow decisions.

•	The Company paid off most variable priced convertible notes prior to conversion over the last quarter with funds raised from its Form S-1 registration statement.

•	The Company successfully negotiated a full settlement of its largest senior convertible note holder at a fixed price, preserving shareholder value and minimizing the impact of the dilutive nature of the notes.

•	The management team has helped pivot from the legacy affiliate marketing (MLM) model for hempSMART to the new direct to consumer e-commerce marketing model. This required significant changes to the culture, business plan and branding of the products.

•	The Company successfully drew down on its Form S-1 registration equity line with White Lion and was able to get a second Form S-1 primary offering registration statement effective to obtain funds for operations and expansion.

•	The Company managed to not only survive during the COVID pandemic, but actually grew and thrived due to key management decisions along the way and the personal sacrifice of our CEO Jesus Quintero, who paid for business expenses for several months on his personal business card to help float the Company during periods where funds were depleted.

•	The executive management team has overseen significant efforts to expand into South America and move key parts of its supply chain to Uruguay to reduce the cost of goods sold and increase gross margins and overall profitability.

•	The Company has successfully negotiated acquisitions and deals that resulted in the Company’s market capitalization increasing substantially during the year to enhance shareholder value.

•	The Company successfully removed over three billion shares that were on reservation with the Transfer Agent during 2021 due to successful settlement of convertible debt, resulting in less dilution and more shares available for financing and acquisitions.

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

Operating Losses

For the year ended December 31, 2021, operating losses were $4,711,133 or 457% of total revenues, as compared to $4,854,891 or 1,730% of total revenues for the year ended December 31, 2020. This increase of $143,758 was due to continued restructuring and expansion of the Company’s operations. We believe the reduced operating losses incurred in 2021, as compared to 2020, reflect the effectiveness of the Company’s management team in 2021. We expect to continue to reduce our losses as we continue to implement our plan for new sales strategies and cost-cutting measures in the near future until profitability is achieved, which is not certain. Our operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that we will achieve or sustain profitable operations. This increase is attributed to the company's expansion into Latin America and operations attributed to our acquisitions in 2021, one of which is not yet integrated financially.

Other Income (Expense)

Other income (expense) for the years ended December 31, 2021 and December 31, 2020 included other expenses of $5,480,317 and $7,290,491, respectively. The decrease of $1,810,174 was primarily due to an increase of $1,303,002 in interest expense. This was offset by an increase of $4,701,924 in gain on changes in fair value of derivative liabilities from a loss of $4,698,072 for the year ended December 31, 2020 to a gain of $3,852 for year ended December 31, 2021 and a decrease of $841,484 in losses on equity investment from a gain of $106,305 for the year ended December 31, 2020 as compared to a loss of $735,178 for the year ended December 31, 2021. Also, we reflect a decrease in realized loss on trading securities of $540,597 from a loss of $2,603 for the period ended December 31, 2020 compared to a loss of $543,200 for the year ended December 31, 2021.

Income Tax Expense (Benefit)

We did not have any income tax expense or benefit for the years ended December 31, 2021 and December 31, 2020, respectively.

Net Income (Loss)

As a result of the factors discussed above, net losses for the year ended December 31, 2021 and December 31, 2020 were $10,191,450 and $12,145,382, respectively. For December 31, 2021 and December 31, 2020, these net losses represented 989.2% and 4,328% of total revenues for the respective periods.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 ("ASC 280-10") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The following table represents the Company’s hempSMART business.

hempSMART
STATEMENT OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	For the Years ended
	Dec 31, 2021	Dec 31, 2020

Revenues	$93,575	$280,653

Cost of Goods Sold	61,267	159,304

Gross Profit	32,308	121,349

Expense
Depreciation Expense	10,103	5,933
Stock-based Compensation	104,685	207,955
Selling and Marketing	443,569	393,799
Payroll and Related expenses	252,123	165,491
General and Admin Expenses	456,322	217,288
Total Expense	1,266,802	990,466

Net Loss from Operations	$(1,234,494)	$(869,117)

The following table represents the Company's cDistro business segment for the years ended December 31, 2021 and 2020 since it was acquired:

	For the Years ended
	Dec 31, 2021	Dec 31, 2020

Revenues	$901,535	$—

Cost of Goods Sold	810,937	—

Gross Profit	90,598	—

Expense
Depreciation and amortization expense	91,358	—
Stock-based Compensation	—	—
Selling and Marketing	4,549	—
Payroll and Related expenses	110,000	—
General and Admin Expenses	163,355	—
Total Expense	369,262	—

Net Loss from Operations	$(278,664)	$—

Liquidity and Capital Resources

As of December 31, 2021, and December 31, 2020, our operating activities produced cash used in operations of $3,984,108 and $1,723,950,  respectively. Our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $3,295,863 for the year ended December 31, 2021 as compared to $1,017,664 for the year ended December 31, 2020, and a decrease in proceeds from the sale of note payables to a related party of $20,000 in 2021 as compared to $75,000 in repayments to a related party for the year ended December 31, 2020. We saw an increase in proceeds from sales of our common stock to $2,201,601 at December 31, 2021, as compared to $478,685 at December 31, 2020. During the period ended December 31, 2021, we relied upon external financing arrangements to fund our operations. During the year ended December 31, 2020, we entered into several separate financing arrangements with St. George Investments, LLC, a Utah limited liability company, in which we borrowed an aggregate of $2,541,470, the principal of which is convertible into shares of our common stock (see Note 4, Convertible Notes Payable). Our ability to rely upon external financing arrangements to fund operations is not certain, and this may limit our ability to secure future funding from external sources without changes in terms requested by counterparties, changes in the valuation of collateral, and associated risk, each of which is reasonably likely to result in our liquidity decreasing in a material way. We intend to utilize cash on hand, loans and other forms of financing such as the sale of additional equity and debt securities and other credit facilities to conduct our ongoing business, and to also conduct strategic business development and implementation of our business plans generally.

Operating Activities

For the year ended December 31, 2021 and 2020, the Company used cash for operating activities of $3,984,108 and $1,723,950, respectively. Operating activities consist of corporate overhead, product development of our hempSMART™ products, and development of our distribution business. Increases are due primarily to increases in executive compensation, professional fees, and product development costs.

Investing Activities

For the years ended December 31, 2021 and December 31, 2020, net cash used in and provided by investing activities was $216,810 and $118,984, respectively. For the year ended December 31, 2021, the Company used $126,305 and $6,016 for the purchase of equipment, while receiving $125,000 in proceeds from the disposition of an investment during the year ended December 31, 2020, compared to the receipt of $190,401 for the sales of investments during the year ended December 31, 2021.

Financing Activities

For the years ended December 31, 2021 and 2020, financing activities were a source of cash of $4,242,164 and $1,467,704, respectively. For the years ended December 31, 2021 and 2020, this was primarily from proceeds of $3,295,863 and $1,017,664 derived from the issuance of notes payable, and repayment to related parties of $20,000 and $75,000 for the year ended December 31, 2021 and 2020, respectively. The Company received income from the sale of common stock of $2,201,601 and $478,685 for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2020, the Company received proceeds of $35,500 from a Payroll Payment Protection loan from the Small Business Administration and also received proceeds of $10,855 from the sale of trading securities.

We currently do not have sufficient cash and liquidity to meet our anticipated working capital for the next twelve months. Historically, we have financed our operations primarily through private sales of our common stock. If our sales goals for our hempSMART™ products and our distribution business, cDistro, do not materialize as planned, and we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

Off Balance Sheet Arrangements

As of December 31, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Inventory

Inventory is primarily comprised of products and equipment to be sold to end-customers. Inventory is valued at cost, based on the specific identification method, unless and until the market value for the inventory is lower than cost, in which case an allowance is established to reduce the valuation to market value. As of December 31, 2021, and December 31, 2020, market values of all of our inventory were greater than cost, and accordingly, no such valuation allowance was recognized. The value of inventory on December 31, 2021 and December 31, 2020 was $252,199 and $103,483, respectively.

Deposits

Deposits is comprised of advance payments made to third parties, primarily for inventory for which we have not yet taken title. When we take title to inventory for which deposits are made, the related amount is classified as inventory, then recognized as a cost of revenues upon sale (see “Costs of Revenues” below).

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period. The balance of prepaid insurance at December 31, 2021 and December 31, 2020 was $61,705 and $55,783. The balance of prepaid insurance at December 31, 2021 and December 31, 2020 was $61,705 and $55,783.

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

The allowance for doubtful accounts, if any, is recorded as a reduction in revenue to the extent the provision relates to fee adjustments and other discretionary pricing adjustments. To the extent the provision relates to a client's inability to make required payments on accounts receivables, the provision is recorded in operating expenses. As of December 31, 2021, and 2020, allowance for doubtful accounts was $3,267 and $0, respectively. For December 31, 2021 and December 31, 2020, we recorded bad debt expense of $34,359 and $9,249, respectively. Net accounts receivable for year end December 31, 2021 and December 31, 2020 were $121,588 and $6,542, respectively. Net accounts receivable for year end December 31, 2021 and December 31, 2020 were $121,588 and $6,542, respectively.

Property and Equipment, net

Property and Equipment is stated at net book value, cost less depreciation. Maintenance and repairs are expensed as incurred. Depreciation of owned equipment is provided using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Depreciation of capitalized construction in progress costs, a component of property and equipment, net, begins once the underlying asset is placed into service and is recognized over the estimated useful life. Property and equipment is reviewed for impairment as discussed below under “Accounting for the Impairment of Long-Lived Assets.” We did not capitalize any interest as of December 31, 2021 and as of December 31, 2020.

Accounting for the Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have recorded $0 and $22,658 in impairment charges related to our JV investments during the years ended December 31, 2021 and 2020, respectively.

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted FASB ASC Topic 606 for our reporting period as of the year ended December 31, 2017, which made our implementation of FASB ASC Topic 606 effective in the first quarter of 2018. We decided to implement the modified retrospective transition method to implement FASB ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, we applied the new standards to all new contracts initiated on/after the effective date. We also decided to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. For the years ended December 31, 2021 and 2020, there were no incomplete contracts. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

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

Regarding our offered financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended 2021 and 2020.

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

Advertising and Promotion Costs

Advertising and promotion costs are included as a component of selling and marketing expense and are expensed as incurred. During the years ended December 31, 2021 and December 31, 2020, these costs were $236,563 and $129,504, respectively.

Shipping and Handling Costs

For product and equipment sales, shipping and handling costs are included as a component of cost of revenues.

Stock-Based Compensation

Restricted shares are awarded to employees and entitle the grantee to receive shares of restricted common stock at the end of the established vesting period. The fair value of the grant is based on the stock price on the date of grant. We recognize related compensation costs on a straight-line basis over the requisite vesting period of the award, which to date has been one year from the grant date. During the years ended December 31, 2021 and December 31, 2020, stock-based compensation expense for restricted shares was $1,207,945 and $3,014,888, respectively. Compensation expense for warrants and options is based on the fair value of the instruments on the grant date, which is determined using the Black-Scholes valuation model and are expensed over the expected term of the awards.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns in accordance with applicable accounting guidance for accounting for income taxes, using currently enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  For the year ended December 31, 2021 and December 31, 2020, due to cumulative losses, we recorded a valuation allowance against our deferred tax asset that reduced our income tax benefit for the period to zero. As of December 31, 2021, and December 31, 2020, we had no liabilities related to federal or state income taxes and the carrying value of our deferred tax asset was zero.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB # 454)

To the Board of Directors and Stockholders of

Marijuana Company of America, Inc. (Converge Global, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Marijuana Company of America, Inc. and its subsidiaries (“the Company”) as of December 31, 2021 and December 31, 2020 and the related statements of operations, stockholders’ deficit, cash flow and the related notes to consolidated financial statements (collectively referred to as the consolidated financial statements) for the year ended December 31, 2021 and December 31, 2020. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and December 31, 2020 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

FL Office 7951 SW 6th Street, Suite 216 Plantation, FL 33324 Tel: 954-424-2345 Fax: 954-424-2230

Goodwill Impairment

As discussed in Note 13 to the consolidated financial statements, the Company’s goodwill was $1,633,557 as of December 31, 2021. The Company’s goodwill was recognized in connection with business acquisitions. In accordance with ASC 350, goodwill is reviewed for impairment at least once a year. As of December 31, 2021, the Company concluded there was no impairment for intangible assets as of such date.

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management used in the analysis. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Our principal audit procedures performed to address the goodwill impairment included the following:

  ● Performed a sensitivity analysis of significant assumptions, particularly as it relates to revenue growth rates and operating margins and evaluating the impact on the fair values that would result from changes in the assumptions.

  ● Utilizing personnel with specialized knowledge and skill in analysis to assist in assessing the appropriateness of the methodology applied in estimating the fair values of the Company’s goodwill and evaluating the reasonableness of certain assumptions used in analysis.

/s/ L&L CPAS, PA

L&L CPAS, PA

Certified Public Accountants

Plantation, FL

The United States of America

April 15, 2022

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AUDITED

	Dec 31, 2021	Dec 31, 2020

ASSETS
Current assets:
Cash	104,024	$74,503
Short-term Investments	—	239,063
Accounts receivable, net	211,288	8,640
Inventory	252,199	103,483
Prepaid Insurance	61,705	55,783
Other current assets	2,133,640	56,121
Total current assets	2,762,856	537,593

Property and equipment, net	121,588	6,542

Other assets:
Long-term Investments	2,327,357	1,552,001
Right-of-use-assets	—	7,858
Intangible assets, net	1,110,000
Goodwill	1,633,557	—
Security deposit	4,541	2,500

Total assets	7,959,899	2,106,494

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	932,760	480,877
Accrued compensation - related party	42,925	79,214
Accrued liabilities	270,689	401,461
Notes payable, related parties	20,000	40,000
Loans payable PPP Stimulus	—	35,500
Convertible notes payable, net of debt discount of $1,659,622 and $808,980, respectively	3,769,449	1,426,894
Contingent Liability - Acquisition	953,837	—
Right-of-use liabilities - current portion	—	7,858
Subscriptions payable	989,594	670,000
Derivative liability	749,756	4,426,057
Total current liabilities	7,729,010	7,567,861

Total liabilities	7,729,010	7,567,861

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020	10,000	10,000
Class B preferred stock, $0.001 par value, 5,000,000 shares designated, 2,000,000 shares issued and outstanding as of December 30, 2021 and December 31, 2020	2,000	2,000
Common stock, $0.001 par value; 15,000,000,000 shares authorized; 7,122,806,264 and 3,136,774,861 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	7,122,806	3,136,775
Common stock to be issued, 1,000,000 and 11,892,411 shares, respectively	1,000	11,892
Additional paid in capital	89,607,853	77,687,561
Accumulated other Comprehensive Income (loss)	(11,725)	—
Accumulated deficit	(96,501,045)	(86,309,595)
Total stockholders' deficit	230,889	(5,461,367)

Total liabilities and stockholders' deficit	7,959,899	$2,106,494

See the accompanying notes to these audited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
AUDITED

	For the Year ended Dec 31,
	2021	2020
REVENUES:
Sales	$1,030,249	$267,584
Related party Sales	—	13,069
Total Revenues	1,030,249	280,653

Cost of sales	873,371	159,304

Gross Profit	156,878	121,349

OPERATING EXPENSES:
Depreciation and amortization	101,334	5,933
Selling and marketing	456,983	420,511
Payroll and related	681,786	411,954
Stock-based compensation	1,207,945	3,014,888
General and administrative	2,419,963	1,122,954
Total operating expenses	4,868,011	4,976,240

Net loss from operations	(4,711,133)	(4,854,891)

OTHER INCOME (EXPENSES):
Interest expense, net	(4,302,293)	(2,999,291)
Impairment gain (Loss) on Joint Ventures	0	(22,658)
Income (Loss) on equity investment	(735,178)	106,305
Gain (loss) on change in fair value of derivative liabilities	3,852	(4,698,072)
Unrealized Gain (loss) on trading securities	504,137	248,204
Realized Gain (loss) on trading securities	(543,200)	(2,603)
(Loss) Gain on settlement of debt	(407,635)	77,624
Total other income (expense)	(5,480,317)	(7,290,491)

Net loss before income taxes	(10,191,450)	(12,145,382)

Income taxes (benefit)	—	—

NET INCOME (LOSS)	$(10,191,450)	$(12,145,382)

Foreign currency Translation Adjustment	(11,725)
Comprehensive Income	$(10,198,883)	$(12,145,382)

Loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted (after stock-split)	5,248,075,532	962,029,388

See the accompanying notes to these audited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2021 AND 2020
AUDITED

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Stock	Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Loss	Total
Balance, December 31, 2019	10,000,000	$10,000	—	$—	77,958,081	$77,958	—	$—	$—	$63,467,054	$(74,164,213)	$—	$(10,609,201)
Common stock issued to settle amounts previously accrued	—				8,333	8	—	—	—	$6,692	—	—	6,700
Issuance of Preferred stock to officer	—		2,000,000	$2,000	—	—	—	—	—	$2,227,027	—	—	2,227,027
Common stock issued for services rendered	—	—	—	—	217,396,427	$217,396	—	—	—	$568,465	—	—	785,861
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	—	—	2,291,141,317	$2,291,141	—	—	—	$1,625,799	—	—	3,916,940
Issuance of common stock for settlement of liabilities				—	205,582,481	$205,582	10,892,411	$10,892	—	$546,248	—	—	762,723
Conversion of related party notes payable	—	—	—	—	21,276,596	$21,277	—	—	—	$28,723	—	—	50,000
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	—	—	51,054,214	$51,054	1,000,000	$1,000	—	$375,446	—	—	427,500
Sale of common stock			—		268,679,513	$268,680	—	—	—	$210,006	—	—	478,686
Common shares issued in settlement of legal case	—	—	—	—	677,889	$3,678	—	—	—	$952,573	—	—	956,251
Reclassification of derivative liabilities to additional paid in capital	—	—	—	—	—	—	—	—		$7,679,528	—	—	7,679,528
Net Loss	—	—	—	—	—	—	—	$0	—	—	(12,145,382)	—	($12,145,382)
Balance, December 31, 2020	10,000,000	$10,000	2,000,000	$2,000	3,136,774,851	$3,136,774	11,892,411	$11,892	$—	$77,687,561	$(86,309,595)	$—	$(5,461,367)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Stock	Paid In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Loss	Total
Balance, December 31, 2020	10,000,000	$10,000	2,000,000	$2,000	3,136,774,851	$3,136,774	11,892,411	$11,892	$—	$77,687,561	$(86,309,595)	$—	$(5,461,367)
Common stock issued to settle amounts previously accrued	—	—	—	—	—	—	—	—	—	0	—	—	—
Issuance of Preferred stock to officer	—	—	—	$—	—	—	—	—	—	0	$—	—	—
Common stock issued for services rendered	—	—			142,946,860	142,947	—	—		518,345		—	661,292
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	—	—	1,236,181,851	1,236,181	—	—	—	1,073,693	—	—	2,309,874
Issuance of common stock for settlement of liabilities	—	—	—	—	3,027,031	3,027	(10,892,411)	(10,892)	—	16,488		—	8,623
Conversion of related party notes payable and accounts payable	—	—	—	—	22,500,000	22,500	—	—	—	119,250	—	—	141,750
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	—	—	462,844,406	462,844	—	—	—	(462,844)	—	—	—
Sale of common stock	—	—	—	—	1,052,297,599	1,052,298	—	—		1,149,303	—	—	2,201,601
Issuance of common stock for investments	—	—	—	—	691,935,484	691,935	691,935	—	—	608,065		—	1,300,000
Reclassification of derivative liabilities to additional paid in capital	—	—	—	—	—	—	—	—	—	6,483,762	—	—	6,483,762
Debt discount from warrants issued with convertible notes payable	—	—	—	—	—	—	—	—	—	716,953	—	—	716,953
Common stock issued for acquisition of business	—	—	—	—	265,164,070	265,164	—	—	—	1,352,337	—	—	1,617,501
Common stock issued for amendment to acquisition consideration	—	—	—	—	109,134,122	109,134	—	—	—	141,874	—	—	251,008
Modification of Notes Payable	—	—	—	—	—	—	—	—	—	203,066	—	—	203,066
Net Loss	—	—	—	—	—	—	—	—	—	—	(10,191,450)	(11,725)	(10,203,174)
Balance, December 31, 2021	10,000,000	$10,000	2,000,000	$2,000	7,122,806,264	$7,122,805	1,691,935	$1,000	$—	$89,607,853	$(96,501,045)	$(11,725)	$230,889

See the accompanying notes to these audited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2021 AND 2020

AUDITED

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(10,191,450)	$(12,145,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,993,373	1,658,395
Depreciation and amortization	101,334	5,933
Bad debt expense	34,359	—
Impairment loss on equity investment		—
Loss on equity investment	735,178	—
Loss (Gain) on change in fair value of derivative liability	(3,852)	4,698,072
Interest expense recognized for the excess of fair value of derivative liability over net book value of notes payable at issuance	1,900,836	792,321
Loss on share inducement and settlement of warrant liability	—	163,885
Stock-based compensation	1,146,933	3,014,888
Unrealized (Gain) Loss on trading securities	39,063	(248,204)
Realized Loss on trading securities		2,603
Gain on Settlement of joint venture	—	(77,624)
Loss on settlement of liabilities	407,635	—
Changes in operating assets and liabilities:
Accounts receivable	(210,132)	9,677
Inventories	(140,900)	45,692
Prepaid expenses and other current assets	(314,056)	(100,870)
Notes receivable		75,000
Accounts payable	382,355	(45,706)
Accrued expenses and other current liabilities	135,216	427,488
Right-of-use assets	7,858	14,243
Right-of-use liabilities	(7,858)	(14,361)
Net cash provided by (used in) operating activities	(3,984,108)	(1,723,950)

Cash flows from investing activities:
Purchases of property and equipment	(126,305)	(6,016)

Payment to establish joint venture	(125,356)	—
Proceeds from sale of investments	190,401	125,000
Investment in joint venture	—
Acquisition of business	(155,550)	—
Net cash provided by (used in) investing activities	(216,810)	118,984

Cash flows from financing activities:
Proceeds from issuance of notes payable	3,295,863	1,017,664
Proceeds from PPP loan payable	—	35,500
Proceeds from sales of trading securities	—	10,855
Repayments of notes payable	(1,235,300)	—
Repayments to related parties	(20,000)	(75,000)
Proceeds from sale of common stock	2,201,601	478,685
Net cash provided by (used in) financing activities	4,242,164	1,467,704

Foreign exchange impact on cash	(11,725)	—

Net increase (decrease) in cash	29,521	(137,262)

Cash at beginning of period	74,503	211,765

Cash at end of period	$104,024	$74,503
	—
Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—

Non cash financing activities:
Common stock issued in settlement of convertible notes payable	$2,309,874	$2,635,647
Common stock issued in settlement of related party notes payable and accrued compensation		$50,613
Reclassification of derivative liabilities to additional paid-in capital	$6,483,762	$3,886,971
Gains on settlement of JV investment	$—	$386,930
Common stock issued for investment	$1,300,000	$—
Common stock issued to settle liabilities	$8,623	$—
Common stock issued for acquisition of business	$1,617,501	$—
Common shares issued in settlement of legal case	$—	$1,283,632

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective ASU 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current U.S. GAAP. Revenue is now recognized in accordance with FASB ASC Topic 606, Revenue Recognition. The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principal is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. We adopted FASB ASC Topic 606 for our reporting period as of the year ended December 31, 2017, which made our implementation of FASB ASC Topic 606 effective in the first quarter of 2018. We decided to implement the modified retrospective transition method to implement FASB ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, we applied the new standards to all new contracts initiated on/after the effective date. We also decided to apply this method to any incomplete contracts we determine are subject to FASB ASC Topic 606 prospectively. For the year ended December 31, 2021, there were no incomplete contracts. As is more fully discussed below, we are of the opinion that none of our contracts for services or products contain significant financing components that require revenue adjustment under FASB ASC Topic 606.

Identification of Our Contracts with Our Customers.

Contracts included in our application of FASB ASC Topic 606, consist completely of sales contracts between us and our customers that create enforceable rights and obligations. For the year ended December 31, 2021, our sales contracts included the following parties: us, our sales associates and our customers. Our sales contracts were offered by us and our sales associates to our customers directly through our web site. Our sales contracts, and those formalized by our sales associates, are represented by an electronic order form, which contains the contractual elements of offer for sale, acceptance and the provision of consideration consisting of the buyer’s payment, which is concurrent with our delivery of hempSMART™ product. Since our hempSMART™ product sales contracts are consummated upon receipt of the customer’s acceptance of our offer; our concurrent receipt of our customers payment; and, our delivery of the agreed to hempSMART™ product, all parties are equally committed to fulfilling their respective obligations under the sales contracts. Further, the sales contracts specifically identify (1) parties; (2) quantity of hempSMART™ product ordered; (3) price; and, (4) subject, and so each respective party’s rights are identifiable and the payment terms are defined. Since the sales contracts are consummated concurrent with offer, acceptance, payment and delivery of the hempSMART™ product ordered, we recognize revenue and cash flows as the principal from the respective sales contract transactions as they complete. Further, because our sales contracts are offered, accepted and consummated concurrently, our ability to collect revenue is immediate. We receive no payments for agreements that do not qualify as a contract. If customers agree to multiple sales contracts when they are entered into at or near the same time, our policy is to combine those contracts if: (1) the sales contracts are negotiated as a single package; (2) the payment amount of one sales contract is dependent upon another sales contract; (3) our performance obligations of delivering multiple hempSMART™ products can be determined to be part of a single transaction. Since the nature of the entry into and consummation of our sales contracts occur concurrently, there are no changes or modifications to the terms of the sales contracts that would modify the enforceable rights and performance obligations of the parties and that would materially alter the timing of our receipt of revenue from our sales contracts.

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

The Company determined that upon adoption of ASC 606 there were no quantitative adjustments converting from ASC 605 to ASC 606 respecting the timing of our revenue recognition because product sales revenue is recognized upon customer order, payment and shipment, which occurs concurrently.

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus, trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. Net accounts receivable for year end December 31, 2021 and December 31, 2020 were $121,588 and $6,542, respectively.

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2021, and 2020, allowance for doubtful accounts was $3,267 and $0, respectively.

Inventories

Inventories are stated at the lower of cost or market with cost being determined on a first-in, first-out (FIFO) basis. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the periods presented, there were no inventory write-downs. The value of inventory on December 31, 2021 and December 31, 2020 was $252,199 and $103,483, respectively .

Cost of sales

Cost of sales is comprised of cost of product sold, packaging, and shipping costs.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments including stock, stock options and restricted stock awards based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. For non-employees, share-based compensation awards are recorded at either the fair value of the services rendered or the fair value of the share-based payments, whichever is more readily determinable. Stock and restricted stock and option awards are based on the closing price of the stock underlying the awards on the grant date. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash. As of December 31, 2021, and 2020, the number of outstanding stock options to purchase shares of common stock was 0 and 0 shares, respectively. 0 and 0 shares were vested as of December 31, 2021 and 2020, respectively.

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

The computation of basic and diluted income (loss) per share as of December 31, 2021 and 2020 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	2021	2020
Convertible notes payable	1,282,203,301	137,219,847
Options to purchase common stock(1)	0	0
Warrants to purchase common stock	293,054,702	110,846,817
Total	1,575,258,003	248,066,664

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

Goodwill and Intangible Assets

Goodwill is carried at cost and is not amortized. The Company tests goodwill for impairment on an annual basis at the end of each fiscal year, relying on a number of factors including operating results, business plans, economic projections, anticipated future cash flows and marketplace data. Company management uses its judgment in assessing whether goodwill has become impaired between annual impairment tests according to specifications set forth in ASC 350. The Company completed an evaluation of goodwill at December 31, 2021 and determined that the goodwill was not impaired.

The Company recognizes an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their useful lives. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

We evaluate long-lived assets, including intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. We have recorded $0 and $22,658 in impairment charges related to our JV investments during the years ended December 31, 2021 and 2020, respectively.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period. The balance of prepaid insurance at December 31, 2021 and December 31, 2020 was $61,705 and $55,783.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets is primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period. The balance of prepaid insurance at December 31, 2021 and December 31, 2020 was $61,705 and $55,783.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021 and 2020. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short-term notes because they are short term in nature.

Accrued liabilities

As of December 31, 2021 and 2020, the balance of accrued liabilities on the Company’s consolidated balance sheets consisted of the following:

	Dec 31, 2021	Dec 31, 2020

Accrued interest	$197,407	$365,279
Accrued insurance payable	41,115	29,192
Accrued vacation liability	25,417	6,990
Accrued other expenses	6,750	—
Net Loss from Operations	$270,689	$401,461

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $236,563 and $129,504 for the years ended December 31, 2021 and 2020, respectively, as advertising costs.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2021, and 2020, the Company has not recorded any unrecognized tax benefits.

Segment Information

Accounting Standards Codification subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s two principal operating segments, hempSMART and cDistro.

The following table represents the Company’s hempSMART business.

	For the Years ended
	Dec 31, 2021	Dec 31, 2020

Revenues	$93,575	$280,653

Cost of Goods Sold	61,267	159,304

Gross Profit	32,308	121,349

Expense
Depreciation Expense	10,103	5,933
Stock-based Compensation	104,685	207,955
Selling and Marketing	443,569	393,799
Payroll and Related expenses	252,123	165,491
General and Admin Expenses	456,322	217,288
Total Expense	1,266,802	990,466

Net Loss from Operations	$(1,234,494)	$(869,117)

The following table represents the Company's cDistro business segment for the years ended December 31, 2021 and 2020 since it was acquired:

	For the Years ended
	Dec 31, 2021	Dec 31, 2020

Revenues	$901,535	$—

Cost of Goods Sold	810,937	—

Gross Profit	90,598	—

Expense
Depreciation and amortization expense	91,358	—
Stock-based Compensation	—	—
Selling and Marketing	4,549	—
Payroll and Related expenses	110,000	—
General and Admin Expenses	163,355	—
Total Expense	369,262	—

Net Loss from Operations	$(278,664)	$—

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

Subsequent to December 31, 2021, the Company has sold a total of 90,000,000 shares of common stock at a fixed price of $0.001 per share for a total of $90,000 in cash to accredited investors under the Company’s active Regulation A offering, qualified by the SEC on October 20, 2021. There is no assurance that the Company will raise any further funds under the Regulation A offering.

Subsequent to December 31, 2021, the Company has sold a total of 706,250,000 shares of common stock at a fixed price of $0.0008 per share for a total of $565,000 in cash to accredited investors under the Company’s active Regulation A offering, qualified by the SEC on October 20, 2021 and amended on December 15, 2021. There is no assurance that the Company will raise any further funds under the Regulation A offering.

On February 17, 2022, the Company issued 12,500,000 shares of common stock to SRAX, Inc. in full conversion of a promissory note dated August 7, 2020, at a per-share conversion price of $0.0016.

On April 1, 2022, the Company issued 76,923,077 shares of restricted common stock to North Equities USA Ltd., valued at $100,000, or $0.0013 per share, in compensation pursuant to a consulting agreement dated December 24, 2021.

On April 5, 2022, the Company issued 38,762,344 shares of common stock to an accredited investor in partial conversion of a promissory note dated May 25, 2021, at a per-share conversion price of $0.00039.

On April 6, 2022, the Company issued 435,540,070 shares of restricted common stock to Beach Labs, Inc., pursuant to the earnout agreement between the Company and Beach Labs executed in relation to the acquisition of cDistro, Inc.

On April 7, 2022, the Company made a promissory note in the principal amount of $59,743.96 to a related party.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during year ended December 31, 2021, the Company incurred net losses of $10,191,450 and used cash in operations of $3,984,108. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s primary source of operating funds in 2021 and 2020 has been from funds generated from proceeds from the sale of common stock and the issuance of convertible and other debt. The Company has experienced net losses from operations since its inception but expects these conditions to improve in 2022 and beyond as it develops its business model. The Company has stockholders’ deficiencies at December 31, 2021 and requires additional financing to fund future operations.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2021 and 2020 is summarized as follows:

	2021	2020
Computer equipment	$30,155	$20,143
Machinery	104,102	—
Furniture and fixtures	13,278	5,140
Subtotal	147,535	25,283
Less accumulated depreciation	(25,947)	(18,741)
Property and equipment, net	$121,588	$6,542

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $101,334 and $5,933 for the year ended December 31, 2021 and 2020.

NOTE 4 – INVESTMENTS

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
F-15

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

Eco Innovation Group Share Exchange

On February 26, 2021, we entered into a Share Exchange Agreement with Eco Innovation Group, Inc., a Nevada corporation quoted on OTC Markets Pink (“ECOX”) to acquire the number of shares of ECOX’s common stock, equal in value to $650,000 based on the per-share price of $0.06, in exchange for the number of shares of MCOA common stock equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date (the “Share Exchange Agreement”).  For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000.

Complementary to the Share Exchange Agreement, the Company and ECOX entered into a Lock-Up Agreement dated February 26, 2021 (the “Lock-Up Agreement”), providing that the shares of common stock acquired pursuant to the Share Exchange Agreement shall be subject to a lock-up period preventing its sale for a period of 12 months following issuance and limiting the subsequent sale to aggregate maximum sale value of $20,000 per week, or $80,000 per month. On October 1, 2021, we entered into a First Amendment to Lock-Up Agreement between the Company and Eco Innovation Group, Inc., dated and effective October 1, 2021 (the “Amended Lock-Up Agreement”), which amends that certain Lock-Up Agreement entered into between the Company and Eco Innovation Group, Inc. on February 26, 2021 (the “Original Lock-Up Agreement”). The Amended Lock-Up Agreement amends the Original Lock-Up Agreement in one respect, by amending the initial lock-up period from 12 months following its effective date to 6 months following its effective date. All other terms and conditions of the Original Lock-Up Agreement remain unaffected.

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

Acquisition of cDistro, Inc.

On June 29, 2021, we acquired 100% of the capital stock of cDistro, Inc., a Florida-based hemp and CBD product distribution business incorporated in the State of Nevada (“cDistro”) by a statutory merger and share exchange. After the acquisition, cDistro’s founding partner and Chief Executive Officer, Ronald Russo, remains its Chief Executive Officer, and our Chief Financial Officer Jesus Quintero serves as cDistro’s Chief Financial Officer.

Asset Purchase Agreement with VBF Brands, Inc.

On October 6, 2021, the Company, through its wholly owned subsidiary Salinas Diversified Ventures, Inc., a California corporation, entered into an Asset Purchase Agreement, Management Services Agreement, Cooperation Agreement and Employment Agreement with VBF Brands, Inc., a California corporation (“VBF”), a wholly owned subsidiary of Sunset Island Group, Inc., a Colorado corporation (“SIGO”). VBF and SIGO agreed to transfer to the Company all of VBF’s outstanding stock to the Company, and appointed our CEO and CFO Jesus Quintero as President of VBF.

VBF owns various fixed assets including machinery and equipment, a lease for a 10,000 square foot facility located at 20420 Spence Road, Salinas, California, 93908, leasehold improvements, good-will, inventory, tradenames including “VBF Brands,” trade secrets, intellectual property, and other tangible and intangible properties, including licenses issued by the City of Salinas, County of Monterey, and the State of California to operate a licensed cannabis nursery, cultivation facility, and operations for the manufacturing and distribution of cannabis and cannabis products.

VBF and SIGO agreed to sell and transfer to the Company all of VBF’s outstanding stock, and, by virtue of the Management Services Agreement, appoint Mr. Jesus Quintero as President of VBF, vesting management and control of VBF’s licensed cannabis operations in the Company. Concurrently, VBF and Livacich entered into a Cooperation Agreement, whereby VBF and Livacich agreed to cooperate to facilitate the transfer of ownership of VBF, which includes licenses issued by the City of Salinas, County of Monterey, and the State of California, to operate a cannabis nursery, cultivation facility and manufacturing and distribution operations to the Company. The Company also agreed to retain Livacich as Chief Executive Officer for a term of two years and agreed to compensate her with a salary including a signing cash bonus of $250,000, and a $250,000 performance cash bonus payable after six months after the Effective Date. The bonus is conditioned upon Livacich meeting an agreed to “Net Revenue” target of one million dollars ($1,000,000) from VBF’s operations during the six-month period after closing of the Asset Purchase Agreement, and her compliance with the terms and conditions of this Asset Purchase Agreement, the Management Services Agreement and the Cooperation Agreement.

As consideration for the transaction, the Company agreed to assume two secured convertible promissory notes issued by SIGO to St. George Investments, LLC, a Utah limited liability company (“St. George”) (the “SIGO Notes”). The first note was issued December 8, 2017, in the original face amount of $170,000.00, and the second was issued February 13, 2018, in the original face amount of $4,245,000.00. SIGO also issued warrants to St. George to purchase common shares in SIGO, and fifty (50) shares of SIGO’s preferred stock. St. George agreed to cancel the warrants and preferred shares upon the Company’s assumption of the SIGO Notes.

Under the Asset Purchase Agreement, the closing is conditioned upon certain conditions precedent, specifically (i) VBF and SIGO’s full corporate authorization, consent and execution of this Agreement; (ii) VBF’s sale to MCOA of 100% of the issued and outstanding shares of VBF; (iii) full corporate authorization, consent compliance with and execution of the Management Services Agreement and Cooperation Agreement; (iv) SIGO’s disclosure of the Agreement on Form 8-K with the Securities and Exchange Commission; (v) full cooperation in MCOA’s financial auditing of VBF in accordance with ASC 805, including providing unrestricted access to all VBF corporate and financial records and providing all necessary cooperation with VBF financial personnel; (vi) full cooperation in aiding and assisting Buyer with its change of ownership applications with the relevant licensing authorities; (vii) the warranty of truthful representations and execution of and compliance with the terms and conditions of the Executive Employment Agreement, Management Services Agreement and the Cooperation Agreement.

As of the date of this filing, the conditions precedent to the closing of the Asset Purchase Agreement remain in the process of implementation, so that the Asset Purchase Agreement closing has not yet occurred pursuant to its terms. Legal counsel for MCOA is currently in the process of working with VBF, Salinas Diversified Ventures, and the relevant state and local governments to effect the change of control and license transfers necessary to close the Asset Purchase Agreement.

MARIJUANA COMPANY OF AMERICA, INC.

INVESTMENT ROLL-FORWARD

AS OF DECEMBER 31, 2021

	INVESTMENTS

	TOTAL	Consolidated	Cannabis Global			Hempsmart	Lynwood	Natural Plant	Salinas Ventures	VBF
	INVESTMENTS	Eliminations	Inc.	ECOX	cDistro	Brazil	JV	Extract	Holding	BRANDS	Vivabuds

Investments made during quarter ended 03-31-19	0

Quarter 03-31-19 equity method Loss	0	-	-	-	-	-	-	-	-	-	-

Unrealized gains on trading securities - quarter ended 03-31-19
Balance @03-31-19	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0

Investments made during quarter ended 06-30-19	$3,073,588	-	-	-	-	-	-	$3,000,000	-	-	$73,588

Quarter 06-30-19 equity method Income (Loss)	$(29,414)							$(6,291)			$(23,123)

Unrealized gains on trading securities - quarter ended 06-30-19	$0
Balance @06-30-19	$3,044,174	$0	$0	$0	$0	$0	$0	$2,993,709	$0	$0	$50,465

Investments made during quarter ended 09-30-19	$186,263	-	-	-	-	-	-	-	-	-	$186,263

Quarter 09-30-19 equity method Income (Loss)	$(139,926)							$(94,987)			$(44,939)

Sale of trading securities during quarter ended 09-30-19

Unrealized gains on trading securities - quarter ended 09-30-19	$0
Balance @09-30-19	$3,090,511	$0	$0	$0	$0	$0	$0	$2,898,722	$0	$0	$191,789

Investments made during quarter ended 12-31-19	$129,812	-	-	-	-	-	-	-	-	-	$129,812

Quarter 12-31-19 equity method Income (Loss)	$(102,944)							$(23,865)			$(79,079)

Reversal of Equity method Loss for 2019	$272,285							$125,143			$147,142

Impairment of investment in 2019	$(2,306,085)							$(2,306,085)			$0

Loss on disposition of investment	$(389,664)										$(389,664)

Sale of trading securities during quarter ended 12-31-19	$0

Unrealized gains on trading securities - quarter ended 12-31-19	$0
Balance @12-31-19	$693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$0	$0

Equity Loss for Quarter ended 03-31-20	0	-	-	-	-	-	-	-	-	-	-

Recognize Joint venture liabilities per JV agreement @03-31-20	0

Impairment of Equity Loss for Quarter ended 03-31-20	0

Unrealized gains on trading securities - quarter ended 03-31-19
Balance @03-31-20	$693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$0	$0

Equity Loss for Quarter ended 06-30-20	0	-	-	-	-	-	-	-	-	-	-

Impairment of Equity Loss for Quarter ended 06-30-20	0

Sales of of trading securities - quarter ended 06-30-20
Balance @06-30-20	$693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$0	$0

Global Hemp Group trading securities issued	650,000		$650,000

Investment in Cannabis Global	0	-	-	-	-	-	-	-	-	-	-

Balance @09-30-20	$1,343,915	$0	$650,000	$0	$0	$0	$0	$693,915	$0	$0	$0

Unrealized gain on Global Hemp Group securities - 4th Quarter 2020	-	-	-	-	-	-	-	-	-	-	-

Unrealized gains on Cannabis Global Inc securities - 4th Quarter 2020	208,086		$208,086
Balance @12-31-20	$1,552,001	$0	$858,086	$0	$0	$0	$0	$693,915	$0	$0	$0

Investment in ECOX	650,000	-	-	$650,000	-	-	-	-	-	-	-

Balance @03-31-21	$2,202,001	$0	$858,086	$650,000	$0	$0	$0	$693,915	$0	$0	$0

Investments made during quarter ended 06-30-21	30,898						$30,898

Unrealized gain on Global Hemp Group securities - 2nd quarter 2021	-	-	-	-	-	-	-	-	-	-	-

Balance @06-30-21	$2,232,899	$0	$858,086	$650,000	$0	$0	$30,898	$693,915	$0	$0	$0

Investments made during quarter ended 09-30-21	68,200		$68,000						$200

Sale of short-term investments in quarter ended- 09-30-21	0	-	-	-	-	-	-	-	-	-	-

Balance @09-30-21	$2,301,099	$0	$926,086	$650,000	$0	$0	$30,898	$693,915	$200	$0	$0

Investments made during quarter ended 12-31-21	5,087,079				$2,975,174	$90,923				$2,020,982
Consolidated Eliminations @12/31/21	(5,060,821)	(5,060,821)	-	-	-	-	-	-	-	-	-

Balance @12-31-21	$2,327,357	$(5,060,821)	$926,086	$650,000	$2,975,174	$90,923	$30,898	$693,915	$200	$2,020,982	$0

Loan Payable

		Natural				General
	TOTAL	Plant	Robert L	VBF		Operating
	Debt	Extract	Hymers III	BRANDS	Vivabuds	Expense

Quarter 03-31-19 loan borrowings
Quarter 03-31-19 debt conversion to equity	-	-	-	-	-	-

Balance @03-31-19 ©	0	0	0	0	0	0

Quarter 03-31-19 loan borrowings	3,675,000	$2,000,000	-	-	$0	$1,675,000
Quarter 03-31-19 debt conversion to equity	(1,411,751)	$(349,650)				$(1,062,101)

Balance @06-30-19 (d)	2,263,249	1,650,350	0	0	0	612,899

Quarter 09-30-19 loan borrowings	582,000					$582,000
Quarter 09-30-19 debt conversion to equity	(187,615)	-	-	-	-	$(187,615)

Balance @09-30-19 (e)	2,657,634	1,650,350	0	0	0	1,007,284

Quarter 12-31-19 loan borrowings	2,726,964	$596,784	$4,221			$2,125,959
Impairment of investment in 2019	(2,156,142)	$(2,156,142)
Loss on settlement of debt in 2019	50,093	$50,093		-	-
Adjustment to reclassify amount to accrued liabilities	(85,000)	$(85,000)

Balance @12-31-19 (f)	$3,193,549	$56,085	$4,221	$0	$0	$3,133,243
Quarter 03-31-20 loan borrowings	$441,638					$441,638
Quarter 03-31-20 debt conversion to equity	$(619,000)	-	-	-	-	$(619,000)
Recognize Joint venture liabilities per JV agreement @03-31-20	$0
Quarter 03-31-20 Debt Discount adjustments	$24,138		$24,138

Balance @03-31-20 (g)	$3,040,325	$56,085	$28,359	$0	$0	$2,955,881

Quarter 06-30-20 loan borrowings, net	$65,091		$65,091
Quarter 06-30-20 debt conversion to equity	$(727,118)	-	-	-	-	$(727,118)
Quarter 06-30-20 reclass of liability	$0

Quarter 06-30-20 Debt Discount adjustments	$405,746		($27,715)			$433,461

Balance @06-30-20 (h)	$2,784,044	$56,085	$65,735	$0	$0	$2,662,224

Quarter 09-30-20 debt conversion to equity	$(606,472)	$(56,085)	($65,735)	-	-	$(484,652)
Debt Settlement during Q3 2020	$0

Balance @09-30-20 (i)	$2,177,572	($0)	$0	$0	$0	$2,177,572

Quarter 12-31-20 loan borrowings, net	$309,675					$309,675
Quarter 12-31-20 Debt Discount adjustments	$(71,271)	-	-	-	-	$(71,271)
Quarter 12-31-20 debt conversion to equity	$(993,081)					$(993,081)
Balance @12-31-20 (j)	$1,422,895	$0	$0	$0	$0	$1,422,895

Quarter 03-31-21 debt conversion to equity	$(1,309,016)	-	-	-	-	$(1,309,016)
Quarter 03-31-21 loan borrowings, net	$145,000					$145,000
Balance @03-31-21 (k)	$258,879	$0	$0	$0	$0	$258,879

Quarter 06-30-21 loan borrowings, net	$1,251,779	-	$185,000	-	-	$1,066,779
Balance @06-30-21 (l)	$1,510,658	$0	$185,000	$0	$0	$1,325,658

Quarter 09-30-21 loan borrowings, net	$626,250					$626,250
Quarter 09-30-21 loan repayments, net	$(1,077,464)	-	$(75,000)	-	-	$(1,002,464)

Balance @09-30-21 (m)	$1,059,444	($0)	$110,000	$0	$0	$949,444

Quarter 12-31-21 loan borrowings, net	$2,710,006	-	-	$1,643,387	-	$1,066,619

Balance @12-31-21 (n)	$3,769,449	($0)	$110,000	$1,643,387	$0	$2,016,063

	12-31-21	06-30-20	03-31-20	12-31-19	09-30-19	06-30-19	03-31-19	12-31-18	12-31-17
This includes balances for:	Note (n)	Note (h)	Note (g)	Note (f)	Note (e)	Note (d)	Note (c)	Note (b)	Note (a)
- Debt obligation of JV	0	478,494	394,848	0	1,633,872	1,778,872	128,522	289,742	1,500,000
- Convertible NP, net of discount	3,769,449	2,784,044	3,040,324	3,193,548	2,688,555	2,149,170	1,536,271	1,132,668	394,555
- Longterm debt	0	0	0	0	0	0	0	0	172,856
Total Debt balance	$3,769,449	$3,262,538	$3,435,172	$3,193,548	$4,322,427	$3,928,042	$1,664,793	$1,422,410	$2,067,411

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND NOTES PAYABLE

During the years ended December 31, 2021 and 2020, the Company issued an aggregate of 1,236,181,851 and 2,291,141,317 shares of its common stock in settlement of the issued convertible notes payable and accrued interest.

For the years ended December 31, 2021 and 2020, the Company recorded amortization of debt discounts of $1,993,373 and $1,658,395, respectively, as a charge to interest expense.

Convertible notes payable are comprised of the following:

	2021	2020
Convertible note payable – Power Up Lending Group	$—	$35,000
Convertible note payable – Crown Bridge Partners	$35,000	$172,500
Convertible note payable – Labrys	$99,975	$—
Convertible note payable – FF Global Opportunities Fund	$243,750	$—
Convertible note payable – GS Capital Partners LLC	$82,000	$143,500
Convertible note payable – Beach Labs	$583,333	$—
Convertible note payable – Pinnacle Consulting Services Inc.	$30,000	$70,000
Convertible note payable – Geneva Roth	$97,939	$33,500
Convertible note payable – Dutchess Capital Partners	$60,709	$10,000
Convertible note payable – Redstart HLDGS	$—	$109,000
Convertible note payable – GW Holdings	$120,750	$98,175
Convertible note payable - Coventry	$100,000	$—
Convertible note payable - Sixth Street Lending	$60,738	$—
Convertible notes payable -St George	$3,914,878	$1,160,726
Total	$5,429,072	$1,832,401
Less debt discounts	$(1,659,622)	$(405,507)
Net	$3,769,450	$1,426,894
Less current portion	$(3,769,450)	$(1,426,894)
Long term portion	$—	$—

Convertible notes payable-Power Up Lending

From July 1 through September 12, 2019, the Company issued four convertible promissory notes in the aggregate principal amount of $294,000 to Power Up Lending (“Power Up”). The promissory notes bear interest at 10% per annum, are due one year from the respective issuance date and include an original issuance discount (“OID”) in aggregate of $12,000. Interest shall accrue from the issuance date, but interest shall not become payable until the notes becomes payable. The notes are convertible at any time at a conversion rate equal to 61% of the Market Price (defined as the lowest trading price during the 15-trading-day period prior to the conversion date). Upon the issuance of these convertible notes, the Company determined that the features associated with the embedded conversion option embedded in the debentures, should be accounted for at fair value, as a derivative liability, as the Company cannot determine if a sufficient number of shares would be available to settle all potential future conversion transactions. As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $9,395 is being amortized to interest expense over the respective terms of the notes.

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

As of December 31, 2021, the Company owed an aggregate of $0 of principal and $0 of accrued interest on these convertible promissory notes.

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

As of December 31, 2021, the Company owed an aggregate of $35,000 of principal and $0 of accrued interest on these convertible promissory notes.

Convertible notes payable-GS Capital Partners LLC

On December 19, 2019, the Company issued convertible promissory notes in the aggregate principal amount of $173,000 to GS Capital Partners LLC (“GS Capital”). The promissory notes bear interest at 10% per annum and is due one year from the respective issuance date and include an original issuance discount (“OID”) in aggregate of $15,000.

The Holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price ("Conversion Price") for each share of Common Stock equal to 62% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent. To the extent the Conversion Price of the Company’s Common Stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the Conversion Price shall be decreased to 52% instead of 62% while that “Chill” is in effect. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Investor). As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $92,396 is being amortized to interest expense over the respective terms of the notes. As of December 31, 2021, the Company owed an aggregate of $82,000 of principal and $2,561 of accrued interest on these convertible promissory notes.

In August and September of 2020, the Company issued convertible promissory notes in the aggregate principal amount of $143,500 to GS Capital. The promissory notes bear interest at 10% per annum and is due one year from the respective issuance date and include an original issuance discount in aggregate of $5,500.

The Holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price ("Conversion Price") for each share of Common Stock equal to 62% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer. To the extent the Conversion Price of the Company’s Common Stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the Conversion Price shall be decreased to 52% instead of 62% while that “Chill” is in effect. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Investor).

As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $143,500 is being amortized to interest expense over the respective terms of the notes.

In August 2021, the Company issued convertible promissory notes in the aggregate principal amount of $82,000 to GS Capital. The promissory notes bear interest at 10% per annum and is due one year from the respective issuance date and include an original issuance discount in aggregate of $7,000. In connection with the Note, the Company issued 5,000,000 warrants to purchase common stock with a fair value of $18,086, which was recorded as a debt discount.

The Holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price ("Conversion Price") for each share of Common Stock equal to 62% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer. To the extent the Conversion Price of the Company’s Common Stock closes below the par value per share, the Company will take all steps necessary to solicit the consent of the stockholders to reduce the par value to the lowest value possible under law. The Company agrees to honor all conversions submitted pending this increase. In the event the Company experiences a DTC “Chill” on its shares, the Conversion Price shall be decreased to 52% instead of 62% while that “Chill” is in effect. In no event shall the Holder be allowed to effect a conversion if such conversion, along with all other shares of Company Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Investor).

As of the funding date of each note, the Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $25,086 is being amortized to interest expense over the respective terms of the notes.

As of December 31, 2021, the Company owed an aggregate of $82,000 of principal and $2,561 of accrued interest on these convertible promissory notes.

Convertible notes payable-St George Investments

In December 2020, the Company entered into two convertible promissory notes in the aggregate amount of $160,000 of principal with Bucktown Capital LLC, an entity controlled by the owners of St. George. The Company received net proceeds of $150,000. The notes mature in December 2020 and bear interest at 8% or 22% in the event of default. The notes are convertible at the lender’s option at any time at a fixed price of $0.002 per common share, subject to normal adjustment for common stock splits.

In January and March 2021, the Company entered into three convertible promissory notes in the aggregate amount of $567,500 of principal with Bucktown Capital LLC, entity controlled by the owners of St. George. The Company received net proceeds of $535,000. The notes mature in January and March 2022 and bear interest at 8% or 22% in the event of default. The notes are convertible at the lender’s option at any time at a fixed price of $0.002 per common share, subject to normal adjustment for common stock splits.

Effective October 6, 2021, the Company issued a secured convertible promissory note in the amount of $3,492,378 with Chicago Ventures. The Company received cash proceeds of $1,100,000 and included an original issue discount of $574,916 and paid legal fees of $10,000. This note agreement was assumed by the Company as part of the VBF Acquisition discussed in Note 13 and includes $1,770,982 which reflects the initial consideration towards the future closing of the VBF Acquisition. The note bears interest at 8% and is due upon maturity on October 6, 2023. The note is convertible at a fixed price of $0.002 per share. In the event of default as defined in the agreement, the lender has the right to convertible principal and accrued interest at 70% of the lowest closing trading price over the 10 days preceding the conversion notice.

As of December 31, 2021, the Company owed $3,914,878 of principal and $89,410 of accrued interest on the above convertible promissory notes.

Convertible notes payable - Robert L. Hymers III

On June 17, 2020, the Company issued convertible promissory notes in the aggregate principal amount of $115,091 to Robert L. Hymers III (“Hymers”) in satisfaction of funds owed to Mr. Hymers from his consulting contract with the Company for past services rendered and completed. The promissory notes bear interest at 10% per anum, and is due six months from the respective issuance date of the note along with accrued and unpaid interest. Principal and interest to be payable as provided below on that date which is six months from the date of issuance (the “Maturity Date”).

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

The aggregate debt discount of $115,091 is being amortized to interest expense over the respective terms of the notes.

On September 8, 2020, the Company issued convertible promissory notes in the aggregate principal amount of $70,000 to Robert L. Hymers III (“Hymers”). The promissory note bears interest at 10% per anum, and is due six months from the respective issuance date of the note along with accrued and unpaid interest. Principal and interest to be payable as provided below on that date which is six months from the date of issuance (the “Maturity Date”).

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

On February 4, 2021, the Company issued convertible promissory notes in the aggregate principal amount of $75,000 to Robert L. Hymers III (“Hymers”). The promissory note bears interest at 10% per anum, and is due one year from the respective issuance date of the note along with accrued and unpaid interest. Principal and interest to be payable as provided below on that date which is one year from the date of issuance (the “Maturity Date”).

For so long as there remains any amount due hereunder, the Holder shall have the option to convert all or any portion of the unpaid principal amount of this Note, plus accrued interest (together with the unpaid principal amount, the “Converted Amount”), into shares of the Company’s common stock. The conversion price (the “Conversion Price”) shall be equal to a $0.007.

The aggregate debt discount of $75,000 is being amortized to interest expense over the respective terms of the notes.

Convertible notes payable – Pinnacle Consulting Services Inc.

On April 30, 2021, the Company issued convertible promissory notes in the aggregate principal amount of $110,000 to Pinnacle Consulting Services, Inc. (“Pinnacle”). The promissory note bears interest at 10% per anum, and is due one year from the respective issuance date of the note along with accrued and unpaid interest. Principal and interest to be payable as provided below on that date which is one year from the date of issuance (the “Maturity Date”).

For so long as there remains any amount due hereunder, the Holder shall have the option to convert all or any portion of the unpaid principal amount of this Note, plus accrued interest (together with the unpaid principal amount, the “Converted Amount”), into shares of the Company’s common stock. The conversion price (the “Conversion Price”) shall be equal to a $0.002.

The aggregate debt discount of $110,000 is being amortized to interest expense over the respective terms of the notes.

On December 27, 2021, the Company and Pinnacle entered into an exchange agreement to replace the existing $110,000 of principal and accrued interest of $8,036 to a new note with principal of $118,036. The new convertible note payable has an exercise price of $0.00065.

On December 27, 2021, the Company issued convertible promissory notes in the aggregate principal amount of $30,000 to Pinnacle. The promissory note bears interest at 12.5% per anum, and is due one year from the respective issuance date of the note along with accrued and unpaid interest and includes an original issue discount (“OID”) of $5,000. Principal and interest to be payable as provided below on that date which is one year from the date of issuance (the “Maturity Date”).

For so long as there remains any amount due hereunder, the Holder shall have the option to convert all or any portion of the unpaid principal amount of this Note, plus accrued interest (together with the unpaid principal amount, the “Converted Amount”), into shares of the Company’s common stock. The conversion price (the “Conversion Price”) shall be equal to a $0.006. The Conversion price, and any other economic terms will be adjusted on a ratchet basis if the Company offers a more favorable conversion or stock issuance price, prepayment rate, interest rate, additional securities, look back period or more favorable terms to another party for any financings while this note is in effect.

The aggregate debt discount of $5,000 is being amortized to interest expense over the respective terms of the notes.

As of December 31, 2021, the Company owed an aggregate of $30,000 of principal and $0 of accrued interest on these convertible promissory notes.

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

Convertible Note Payable – GW Holdings Group

On December 9, 2020, the Company issued convertible promissory notes in the aggregate principal amount of $98,175 to GW Holdings Group, LLC (“GW”). GW has the option, beginning on the six month anniversary of the date of issuance, to convert all or any amount of the principal face amount of the notes then outstanding into shares of the Company's common stock at a conversion price equal to 40% discount of the lowest trading price for the 15 trading days prior to the date of the conversion. The note accrues interest at a rate of 10% per annum.

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

On August 24, 2021, the Company entered issued a convertible promissory note in the amount of $120,750 to GW. GW has the option to convert all or any amount of the principal face amount of the note then outstanding into shares of the Company's common stock at a conversion price equal to $0.0025 for the first 90 days and $0.001 thereafter. The note accrues interest at a rate of 10% per annum and includes a $15,750 original issue discount which is being amortized to interest expense over the term of the note

As of December 31, 2021, the Company owed an aggregate of $120,750 of principal and $4,003 of accrued interest on these convertible promissory notes.

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

During May 2021, the Company entered into an additional three convertible promissory notes with principal value of $226,250, which accrued interest at 8% per annum and were convertible at 65% of the average of the two lowest trading prices during the previous 15 day trading period.

As of December 31, 2021, the Company owed an aggregate of $0 of principal and $0 of accrued interest on these convertible promissory notes, as the notes were paid in full along with early repayment penalties of $40,857.

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

As of December 31, 2021, the Company owed an aggregate of $243,750 of principal and $14,667 of accrued interest on these convertible promissory notes.

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

As of December 31, 2021, the Company owed an aggregate of $99,975 of principal and $36,476 of accrued interest on these convertible promissory notes.

Convertible Note Payable- Dutchess Capital Growth Fund LP

On May 25, 2021, the Company issued a convertible promissory note in the aggregate principal amount of $135,000 to Dutchess Capital Growth Fund LP (“Dutchess”). The promissory note accrues interest at 8% per annum, is due one year from the issuance date. The Company paid $13,750 in deferred financing fees and received $121,250 of net proceeds.

Beginning six months after date of issue, the holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price ("Conversion Price") for each share of Common Stock equal to 55% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer.

The Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $135,000 is being amortized to interest expense over the respective terms of the notes.

As of December 31, 2021, the Company owed an aggregate of $60,709 of principal and $6,108 of accrued interest on these convertible promissory notes.

Convertible Note Payable- Geneva Roth Holdings

On December 4, 2020, the Company issued a convertible promissory note in the aggregate principal amount of $33,500 to Geneva Roth Holdings (“Geneva”). The promissory note accrues interest at 10% per annum, is due one year from the issuance date.

Beginning six months after date of issue, the holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price ("Conversion Price") for each share of Common Stock equal to 55% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer. The company repaid the note before it became convertible and therefore, no derivative liability or debt discount was recorded.

On July 28, 2021, the Company issued a promissory note in the aggregate principal amount of $169,125 to Geneva Roth Holdings (“Geneva”). The promissory note accrues interest at 10% per annum, is due one year from the issuance date. The Company paid $13,750 in deferred financing fees and received $153,750 of net proceeds. The Company also issued five-year warrants to purchase up to 10,147,500 shares of its common stock to Geneva, at an exercise price of $0.001 per share. The aggregate debt discount of $67,253 is being amortized to interest expense over the respective terms of the note.

As of December 31, 2021, the Company owed an aggregate of $97,939 of principal and $13,684 of accrued interest on these promissory notes.

Convertible Note Payable- Beach Labs

On November 24, 2021, the Company issued a convertible promissory note in the aggregate principal amount of $625,000 to Beach Labs in connection with the modification of the cDistro acquisition agreement discussion in Note 13. The promissory note accrues interest at 10% per annum and is due four years from the issuance date.

The holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price ("Conversion Price") for each share of Common Stock equal to 70% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the twenty prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer.

The Company determined the fair value of the embedded derivative associated with the convertibility of each note. The fair value of the embedded derivative has been added to the debt discount (total debt discount is limited to the face value of the debt) with any excess of the derivative liability recognized as interest expense. The aggregate debt discount of $625,000 is being amortized to interest expense over the respective terms of the notes.

As of December 31, 2021, the Company owed an aggregate of $583,333 of principal and $15,753 of accrued interest on these promissory notes.

Convertible Note Payable- Sixth Street Lending

On November 16, 2021, the Company issued a promissory note in the aggregate principal amount of $60,738 to Sixth Street Lending (“SSL”). The promissory note has a one-time interest charge of 7,896 and is due one year from the issuance date. The Company paid $10,738 in deferred financing fees and received $50,000 of net proceeds. The note is convertible at a price ("Conversion Price") for each share of Common Stock equal to 73% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the five prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer.

As of December 31, 2021, the Company owed an aggregate of $60,738 of principal and $7,896 of accrued interest on these promissory notes.

Convertible Note Payable- Coventry

On December 29, 2021, the Company issued a promissory note in the aggregate principal amount of $100,000 to Coventry (“Coventry”). The promissory note has a one-time interest charge of 10,000 and is due one year from the issuance date. The Company paid $20,000 in deferred financing fees and received $80,000 of net proceeds. The note is convertible at a price ("Conversion Price") for each share of Common Stock equal to 90% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the five prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer.

As of December 31, 2021, the Company owed an aggregate of $100,000 of principal and $10,000 of accrued interest on these promissory notes.

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

For the year ended December 31, 2021 and 2020, the Company recorded a gain on the change in fair value of derivative liabilities of $3,852 and a loss of $48,204, respectively. For the years ended December 31, 2021 and 2020, the Company recorded amortization of debt discounts of $1,993,373 and $1,658,395, respectively, as a charge to interest expense.

At December 31, 2021, the Company determined the aggregate fair values of $749,756 of embedded derivatives. The fair values were determined using a binomial model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 95.81% to 192.69%, (3) weighted average risk-free interest rate of 0.06% to 0.26%, (4) expected life of 0.5 years to 4.5 years, and (5) estimated fair value of the Company's common stock from $0.0012 per share.

On May 4, 2020, we entered into a loan to borrow $35,500 from Pacific Mercantile Bank (“Lender”), pursuant to a Promissory Note issued by Company to Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and supported by the Small Business Administration (SBA). The PPP Note bears interest at 1.00% per annum, and may be repaid at any time without penalty. The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note. On March 30, 2021, the loan was fully forgiven by the government and the remaining balance was zero as of December 31, 2021.

NOTE 6 – DERIVATIVE LIABILITIES

As described in Notes 4 and 6, the Company issued convertible notes and warrants that contained conversion features and a reset provisions. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date and to fair value as of each subsequent reporting date.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock as of December 31, 2021 and December 31, 2020. As of December 31, 2021, and 2020, the Company has designated and issued 10,000,000 shares of Class A Preferred Stock.

Each share of Class A Preferred Stock is entitled to 100 votes on all matters submitted to a vote to the stockholders of the Company, does not have conversion, dividend or distribution upon liquidation rights. On November 9, 2020, the Company issued 2,000,000 shares of its Class B Preferred Common Stock to Jesus Quintero. The Class B Preferred Stock carries a voting preference of One Thousand (1,000) times that number of votes on all matters submitted to the shareholders that is equal to the number of shares of Common Stock (rounded to the nearest whole number), at the record date for the determination of the shareholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of such shareholders is affected. The issuance constitutes a change of control of the Company, as the voting preference of the issued Class B Preferred Stock provides Mr. Quintero with the right to control a majority of the votes of shareholders eligible to cast votes on any matter brought before the stockholders. The Class B shares were valued at $2,229,027 and recognized as stock-based compensation expense during the year ended December 31, 2020. As of December 31, 2021 and 2020, there were 2,000,000 shares of Class B Preferred Stock outstanding. The Class B Preferred Stock is not convertible into common shares.

Common stock

The Company was authorized to issue 22,000,000,000 shares of $0.001 par value per share common stock as of December 31, 2021. As of December 31, 2021, and 2020, the Company had 7,122,806,264 and 3,136,774,861, respectively, common shares issued and outstanding. As of February 4, 2022, we reduced the par value of our common stock from $0.001 per share to zero par value ($0.00) per share.

In 2021, the Company issued an aggregate of 142,946,860 shares of its common stock for services rendered with an estimated fair value of $661,292.

In 2021, the Company issued an aggregate of 1,236,181,851 shares of its common stock in settlement of convertible notes payable and accrued interest with an estimated fair value of $2,309,874.

In 2021, the Company issued an aggregate of 22,500,000 shares of its common stock in conversion of related party notes payable with an estimated fair value of $141,750.

In 2021, the Company issued an aggregate of 462,844,406 common shares of its common stock in exchange for exercise of warrants on a cashless basis.

In 2021, the Company sold 1,052,297,599 shares of its common stock with a value of $2,201,601.

In 2021, the Company issued 3,027,031 shares of its common stock with an estimated value of $8,623 to settle liabilities.

In 2021, the Company issued 691,935,484 shares of common stock for investments with an estimated value of $1,300,000.

In 2021, the Company issued 265,164,070 shares of common stock issued for acquisition of business with an estimated value of $1,617,501.

In 2021, the Company issued 109,134,122 shares for amendment to an acquisition consideration with an estimated value of $251,008.

In 2020, the Company issued an aggregate of 217,396,427 shares of its common stock for services rendered with an estimated fair value of $785,861.

In 2020, the Company issued an aggregate of 2,291,141,317 shares of its common stock in settlement of convertible notes payable and accrued interest with an estimated fair value of $3,916,940.

In 2020, the Company issued an aggregate of 21,276,596 shares of its common stock in conversion of related party notes payable with an estimated fair value of $50,000.

In 2020, the Company issued an aggregate of 51,054,214 common shares of its common stock in exchange for exercise of warrants on a cashless basis.

In 2020, the Company issued 205,582,481 shares of its common stock with an estimated value of $762,723 to settle liabilities.

In 2020, the Company sold shares 268,679,513 shares of its common stock for proceeds of $478,686.

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

The following table summarizes the stock option activity for the years ended December 31, 2021 and 2020:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	16,666,667	$0.30	7.76	$15,400,000
Granted	—
Forfeitures or expirations	—
Outstanding at December 31, 2021	16,666,667	$0.30	6.76	$15,296,667
Granted	—
Forfeitures or expirations	(16,666,667)	0.30
Outstanding at December 31, 2021	0	$—	—	—
Exercisable at December 31, 2021	0	$—	—	$—

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0 and $0 as of December 31, 2021 and 2020, respectively, which would have been received by the option holders had those option holders exercised their options as of that date.

Warrants

The following table summarizes the stock warrant activity for the two years ended December 31, 2021:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	4,011,111	2.15
Granted	6,980,769	0.01
Exercised	(192,521)	1.78
Increase due to reset provision	322,906,286	0.0004
Exercised	(40,843,463)	0.0027
Forfeitures or expirations	—
Outstanding at December 31, 2020	293,054,702	$0.0011	2.2	$1,023,306
Granted	133,107,371	0.0084
Exercised	(271,137,466)	0.01
Adjustment due to price reset provision	(9,722,222)	0.0004
Forfeitures or expirations	—
Outstanding at December 31, 2021	145,302,385	$0.0033	2.8	$70,200
Exercisable at December 31, 2021	145,302,385	$0.0033	2.8	$70,200

Certain warrants issued to debt holders have reset provisions whereby upon subsequent issuances of common stock at a price below the current exercise price, the number of warrants increase and the exercise price is reduced to the new price. The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0012 and $0.004 as of December 31, 2021 and 2020, respectively, which would have been received by the warrant holders had those option holders exercised their warrants as of that date.

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

As of December 31, 2021, and 2020, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of December 31, 2021, and 2020, the Company did not have any derivative instruments that were designated as hedges.

The combined derivative and warrant liability as of December 31, 2021 and 2020, in the amounts of $749,756 and $4,426,057 respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the year ended December 31, 2021:

Debt Derivative
Balance, December 31, 2019	$5,693,071
Increase resulting from initial issuances of additional convertible notes payable	1,714,442
Decreases resulting from conversion or payoff of convertible notes payable	(7,679,528)
Loss due to change in fair value included in earnings	4,698,072
Balance, December 31, 2020	$4,426,057
Increase resulting from initial issuances of additional convertible notes payable	2,811,313
Decreases resulting from conversion	(6,483,762
Gain due to change in fair value included in earnings	(3,852
Balance, December 31, 2021	$749,756

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the year ended December 31, 2021, the Company’s stock price decreased significantly from initial valuations. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related and working capital purposes. As of December 31, 2021, and 2020, there were no related party advances outstanding.

As of December 31, 2021 and 2020, accrued compensation due officers and executives included as accrued compensation was $42,925 and $79,214, respectively.

For the years ended December 31, 2021 and 2020, the Company had sales to related parties of $0 and $13,069, respectively.

During the year ended December 31, 2020, the Company issued 2,000,000 shares of Class B Preferred Stock to the Company’s CEO that were valued at $2,229,027. See Note 7.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Liabilities and Accruals	12/31/21	12/31/20
Accounts payable	932,760	480,877
Accrued compensation	42,925	79,214
Accrued liabilities	270,689	401,461
Notes payable, related parties	20,000	40,000
Loans payable PPP Stimulus	—	35,500
Right-of-use liabilities - current portion	—	7,858
Liabilities and Accruals	$1,266,374	$1,044,910

Liabilities and Accruals

For the year ended December 31, 2021 the Company has accounts payable of $932,760 as compared to $480,877 for the year ended December 31, 2020, which is attributed to $372,428 related to our new acquisition C-Distro and an increase in MCOA accounts payable of $144,734 due to expansion of our business; as of December 31, 2021 and 2020, accrued compensation due officers and executives included as accrued compensation was $42,925 and $79,214, respectively. As of December 31, 2021 our accrued liabilities decreased by $130,772 which is attributed to less accruals for settlement agreements at December 31, 2021 as compared to accruals at December 31, 2020.

On May 4, 2020, we entered into a loan to borrow $35,500 from Pacific Mercantile Bank (“Lender”), pursuant to a Promissory Note issued by Company to Lender (the “PPP Note”). The loan was made pursuant to the Payroll Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and supported by the Small Business Administration (SBA). The PPP Note bears interest at 1.00% per annum, and may be repaid at any time without penalty. The PPP Note contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, or provisions of the promissory note. The occurrence of an event of default may result in a claim for the immediate repayment of all amounts outstanding under the PPP Note. On March 30, 2021, the loan was fully forgiven by the government and the remaining balance was zero as of December 31, 2021.

As of December 31, 2021 and December 31, 2020, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company as such have been evidenced by the issuance of notes to such officers and directors. The notes are unsecured, due on demand and accrue interest at a rate of 5% per annum. The balance due to notes payable related party as of December 31, 2021 and December 31, 2020 was $20,000 and $40,000, respectively. These notes are payable to the estate of Charles Larsen.

To evaluate the impact on adoption of ASC842 – Leases, on the accounting treatment for leasing of real office property referred to as the “Premises”. The premises is located in Los Angeles, CA.

The Company utilizes the incremental borrowing rate in determining the present value of lease payments unless the implicit rate is readily determinable. The Company used an estimated incremental borrowing rate of 10% to estimate the present value of the right of use liability; however the company entered into a lease agreement for a virtual office service, therefore ASC842 is not applicable.

Based on the above, the Company has right-of-use assets of $0 and $7,858 of operating lease liabilities as of December 31, 2021 and 2020, respectively. Operating lease expense for the year ended December 31, 2021 was $66,582.

Employment contracts

On February 3, 2020, we entered into an executive employment agreement with Jesus Quintero, our CEO and CFO providing for gross salary of $15,000 monthly, consisting of $12,000 in cash and $3,000 worth of our common stock valued on the closing price of our common stock on the last trading day of each month. Effective as of April 22, 2021, we approved an increase in the cash portion of the compensation payable to Jesus Quintero effective as of May 1, 2021, to $20,000 per month, as well as the immediate issuance to Mr. Quintero of 20,000,000 fully paid and non-assessable shares of the Company’s common stock, par value $0.001 per share, as a one-time bonus, and on April 27, 2021, we entered into a written amendment memorializing the compensation changes to the February 3, 2020 executive employment agreement with Mr. Quintero.

On February 28, 2020, the Company entered into executive contracts with its directors Edward Manolos and Themistocles Psomiadis. The agreements are for a term lasting from the effective date until the earlier of the date of the next annual or special stockholders meeting called for the purposes of electing directors, and the earliest of the following to occur: (a) the death of the Director; (b) the termination of the Director from his membership on the Board by the mutual agreement of the Company and the Director; (c) the removal of the Director from the Board by the majority stockholders of the Company; and (d) the resignation by the Director from the Board. Mr. Psomiadis resigned from the Board of Directors and his contract was mutually terminated on December 4, 2020. Mr. Manolos’ 2020 contracts provide for payments of $5,000 quarterly.

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

NOTE 11 – INCOME TAXES

As of December 31, 2021, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $96,565,499, expiring in the year 2038, that may be used to offset future taxable income, but could be limited under Section 382. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

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

The Company’s deferred taxes as of December 31, 2021 and 2020 consist of the following:

	2021	2020
Non-Current deferred tax asset:
Net operating loss carry-forwards	$96,501,045	$86,309,595
Valuation allowance	(96,565,499)	(86,309,595)
Net non-current deferred tax asset	$—	$—

NOTE 12 – SUBSCRIPTIONS PAYABLE

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

Share Exchange with Eco Innovation Group, Inc. On March 1, 2021, the Company entered into a securities exchange agreement with Eco Innovation Group, Inc., a Nevada corporation, to acquire Eco Innovation Group, Inc. common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date, in exchange for the number of shares of Company common stock, par value $0.001, equal in value to $650,000 based on the per-share price of $0.06 (the “Share Exchange Agreement”). For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000. Complementary to the Share Exchange Agreement, the Company and Eco Innovation Group entered into a Lock-Up Agreement dated February 26, 2021, providing that the shares of common stock acquired pursuant to the Share Exchange Agreement shall be subject to a lock-up period preventing its sale for a period of 12 months following issuance, and limiting the subsequent sale to an aggregate maximum. The Company recorded a value for additional shares owed to Eco Innovation Group pursuant to the Share Exchange Agreement of $754,961 as a subscription agreement along with a loss from equity investment of $735,178. As of December 31, 2021, 41,935,484 shares of the Company’s common stock have been issued for the original agreement.

Additionally, as discussed in note 13, the Company entered into an agreement with the former owners of cDistro, whereby the Company will issue additional shares related to the original purchase consideration of that acquisition. During the year ended December 31, 2021, the Company issued an additional 109,134,122 shares with a fair value of $251,008. The Company owes an additional 180,486,830 shares with a fair value of $234,633, which was recorded as stock-based compensation.

As a result, the balance of subscriptions payable as of December 31, 2021 and December 31, 2020 was $989,594 and $670,000, respectively.

NOTE 13 – ACQUISITION

cDistro

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

The aggregate preliminary fair value of consideration for the cDistro acquisition was as follows:

Amount
Cash, net of cash acquired of $94,450	$155,550
Contingent Consideration - Earnout Agreement	907,407
265,164,070 shares of common stock	1,617,501
Total preliminary consideration transferred	$2,680,458

A discount of $92,593 on the contingent consideration was recognized at the acquisition date, and is being amortized through the end of the earnout period. Through December 31, 2021, the Company has amortized $X to interest expense.

The following information summarizes the preliminary allocation of the fair values assigned to the assets acquired and liabilities assumed at the acquisition date:

Accounts Receivable	$27,000
Inventory	3,000
Other Assets	4,943
Trademarks	500,000
Licenses	600,000
Customer Relationships	100,000
Goodwill	1,633,557
Accounts payable	(181,042)
Other accrued liabilities	(7,000)
Net assets acquired	$2,680,458

On November 24, 2021, the Company entered into a letter agreement (“Letter Agreement”) with an attached amendment to the Merger Agreement (“Amendment No. 1 to the Merger Agreement”) with cDistro and Beach Labs, Inc., a Florida corporation and the former stockholder of cDistro prior to the effective date of the Merger Agreement (“Beach Labs”). Capitalized terms used and not defined herein have the respective meanings assigned to them in the Merger Agreement, as amended by Amendment No. 1 thereto.

Pursuant to the Letter Agreement, the Company and cDistro agreed to adjust the compensation paid to Beach Labs under the Merger Agreement to maintain the stipulated value of the compensation paid under the Merger Agreement by issuing part of the stipulated value of that compensation as a promissory note and performing a true-up on the remaining stipulated value held as stock, and by amending the Merger Agreement to accommodate another true-up to the stock in the event the market value of the compensation is lower than the stipulated value at the date of Rule 144 availability to Beach Labs, December 29, 2021. The Letter Agreement also terminates the board observation rights letter with Beach Labs executed in connection with the Merger Agreement.

Pursuant to the Letter Agreement and Amendment No. 1 to the Merger Agreement, the Company made a promissory note to Beach Labs in the amount of $625,000, agreed to satisfy half of the stated Merger Agreement compensation value of $1,200,000 (the “Note”), and performed a true-up of the Merger Agreement stock compensation to reach the value of $600,000, equaling half of the stated Merger Agreement compensation value of $1,200,000 (the “True-Up”), and amended the Merger Agreement to add a true-up provision that will maintain that $600,000 of stock compensation value at the date of Beach Lab’s Rule 144 eligibility. The Note is payable in declining monthly installments over a 4-year period, carries 10% interest, and is convertible at the holder’s option to the Company’s common stock at a conversion per share price of a 30% discount on the 20-day preceding average closing price of our common stock. In performing the True-Up, the Company issued 109,134,121 shares of restricted common stock to Beach Labs which had a fair value of $251,008, which was included in stock-based compensation expense. Additionally, as of December 31, 2021, the Company owed Beach Labs an additional 180,486,830 shares of stock, which had a fair value of $234,633 which was recorded as stock-based compensation expense and included in Subscriptions Payable on the Company’s consolidated balance sheet.

Unaudited Pro Forma Financial Information

The following table sets forth the pro-forma consolidated results of operations for the year ended December 31, 2021 and 2020 as if the cDistro acquisition occurred on January 1, 2020. The pro forma results of operations are presented for informational purposes only and are not indicative of the results of operations that would have been achieved if the acquisitions had taken place on the dates noted above, or of results that may occur in the future.

	Year ended December 31,
	2021	2020
Revenue	$1,422,678	$364,811
Operating loss	(4,847,954)	(5,234,942)
Net loss	(10,328,270)	(12,525,433)
Net loss per common share	$(0.00)	$(0.01)
Weighted Average common shares outstanding	5,390,127,712	1,227,193,458

VBF Brands, Inc.

On October 6, 2021, the Company, through its wholly owned subsidiary Salinas Diversified Ventures, Inc., a California corporation, entered into an Asset Purchase Agreement, Management Services Agreement, Cooperation Agreement and Employment Agreement with VBF Brands, Inc., a California corporation (“VBF”), a wholly owned subsidiary of Sunset Island Group, Inc., a Colorado corporation (“SIGO”). VBF and SIGO agreed to transfer to the Company all of VBF’s outstanding stock to the Company, and appointed our CEO and CFO Jesus Quintero as President of VBF.

VBF owns various fixed assets including machinery and equipment, a lease for a 10,000 square foot facility located at 20420 Spence Road, Salinas, California, 93908, leasehold improvements, good-will, inventory, tradenames including “VBF Brands,” trade secrets, intellectual property, and other tangible and intangible properties, including licenses issued by the City of Salinas, County of Monterey, and the State of California to operate a licensed cannabis nursery, cultivation facility, and operations for the manufacturing and distribution of cannabis and cannabis products.

VBF and SIGO agreed to sell and transfer to the Company all of VBF’s outstanding stock, and, by virtue of the Management Services Agreement, appoint Mr. Jesus Quintero as President of VBF, vesting management and control of VBF’s licensed cannabis operations in the Company. Concurrently, VBF and Livacich entered into a Cooperation Agreement, whereby VBF and Livacich agreed to cooperate to facilitate the transfer of ownership of VBF, which includes licenses issued by the City of Salinas, County of Monterey, and the State of California, to operate a cannabis nursery, cultivation facility and manufacturing and distribution operations to the Company. The Company also agreed to retain Livacich as Chief Executive Officer for a term of two years and agreed to compensate her with a salary including a signing cash bonus of $250,000, and a $250,000 performance cash bonus payable after six months after the Effective Date. The bonus is conditioned upon Livacich meeting an agreed to “Net Revenue” target of one million dollars ($1,000,000) from VBF’s operations during the six-month period after closing of the Asset Purchase Agreement, and her compliance with the terms and conditions of this Asset Purchase Agreement, the Management Services Agreement and the Cooperation Agreement.

As consideration for the transaction, the Company agreed to assume two secured convertible promissory notes issued by SIGO to St. George Investments, LLC, a Utah limited liability company (“St. George”) (the “SIGO Notes”). The first note was issued December 8, 2017, in the original face amount of $170,000.00, and the second was issued February 13, 2018, in the original face amount of $4,245,000.00. SIGO also issued warrants to St. George to purchase shares in SIGO, and fifty (50) shares of Series A Preferred Stock in SIGO. St. George agreed to cancel the warrants and preferred shares upon the Company’s assumption of the SIGO Notes.

Under the Asset Purchase Agreement, the closing is conditioned upon certain conditions precedent, specifically (i) VBF and SIGO’s full corporate authorization, consent and execution of this Agreement; (ii) VBF’s sale to MCOA of 100% of the issued and outstanding shares of VBF; (iii) full corporate authorization, consent compliance with and execution of the Management Services Agreement and Cooperation Agreement; (iv) SIGO’s disclosure of the Agreement on Form 8-K with the Securities and Exchange Commission; (v) full cooperation in MCOA’s financial auditing of VBF in accordance with ASC 805, including providing unrestricted access to all VBF corporate and financial records and providing all necessary cooperation with VBF financial personnel; (vi) full cooperation in aiding and assisting Buyer with its change of ownership applications with the relevant licensing authorities; (vii) the warranty of truthful representations and execution of and compliance with the terms and conditions of the Executive Employment Agreement, Management Services Agreement and the Cooperation Agreement.

As of the date of this filing, the conditions precedent to the closing of the Asset Purchase Agreement remain in the process of implementation, so that the Asset Purchase Agreement closing has not yet occurred pursuant to its terms. Legal counsel for MCOA is currently in the process of working with VBF, Salinas Diversified Ventures, and the relevant state and local governments to effect the change of control and license transfers necessary to close the Asset Purchase Agreement.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company has sold a total of 90,000,000 shares of common stock at a fixed price of $0.001 per share for a total of $90,000 in cash to accredited investors under the Company’s active Regulation A offering, qualified by the SEC on October 20, 2021. There is no assurance that the Company will raise any further funds under the Regulation A offering.

Subsequent to December 31, 2021, the Company has sold a total of 706,250,000 shares of common stock at a fixed price of $0.0008 per share for a total of $565,000 in cash to accredited investors under the Company’s active Regulation A offering, qualified by the SEC on October 20, 2021 and amended on December 15, 2021. There is no assurance that the Company will raise any further funds under the Regulation A offering.

On February 17, 2022, the Company issued 12,500,000 shares of common stock to SRAX, Inc. in full conversion of a promissory note dated August 7, 2020, at a per-share conversion price of $0.0016.

On April 1, 2022, the Company issued 76,923,077 shares of restricted common stock to North Equities USA Ltd., valued at $100,000, or $0.0013 per share, in compensation pursuant to a consulting agreement dated December 24, 2021.

On April 5, 2022, the Company issued 38,762,344 shares of common stock to an accredited investor in partial conversion of a promissory note dated May 25, 2021, at a per-share conversion price of $0.00039.

On April 6, 2022, the Company issued 435,540,070 shares of restricted common stock to Beach Labs, Inc., pursuant to the earnout agreement between the Company and Beach Labs executed in relation to the acquisition of cDistro, Inc.

On April 7, 2022, the Company made a promissory note in the principal amount of $59,743.96 to a related party.

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

We carried out an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses discussed below.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Board, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets.

•  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and,

•  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management identified the following material weaknesses:

•  we do not have an Audit Committee – While not being legally obligated to have an Audit Committee, it is management’s view that such a committee, including a financial expert board member, is an important entity level control of the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

•  we have not performed a risk assessment and mapped our processes to control objectives.

•  we have not implemented comprehensive entity-level internal controls.

•  we have not implemented adequate system and manual controls; and

•  we do not have sufficient segregation of duties.

Our management assessed the effectiveness of internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on management’s assessment, management concluded that the above material weaknesses have not been remediated and, accordingly, our internal control over financial reporting is not effective as of December 31, 2021.

REMEDIATION OF MATERIAL WEAKNESSES

We plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•  We intend to allocate resources to perform a risk assessment and map processes to control objectives and, where necessary, implement and document internal controls in accordance with COSO.

•  Our entity-level controls are, generally, informal and we intend to evaluate current processes, supplement where necessary, and document requirements.

•  While we have implemented procedures to identify, evaluate and record significant transactions, we need to formally document these procedures and evidence the performance of the related controls.

•  We plan to evaluate system and manual controls, identify specific weaknesses, and implement a comprehensive system of internal controls.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We implemented the following changes to our internal control over financial reporting during the year ended December 31, 2021:

•   Implemented a formal quarterly review of financial information, in comparison with the quarterly budget;

•  Account reconciliations are now prepared for all material accounts and reviewed on a monthly basis;

•  Formal board meetings are held at least once a month wherein all board members are apprised of material developments;

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors

The following table sets forth information regarding our current directors and each director nominee, as of December 31, 2021.

Name	Principal Occupation	Age	Director Since
Edward Manolos	Director	47	2019
Jesus Quintero	Director, Chairman of the Board, CEO, CFO	60	2019
Marco Guerrero	Director	49	2020
Tad Mailander	Independent Director	66	2021

Jesus Quintero, Director. From January, 2013 to September, 2014, Mr. Quintero served as the Chief Financial Officer of Brazil Interactive Media, Inc. and Mass Roots, Inc. (OTC: MSRT). Mr. Quintero resigned as CFO for Mass Roots Inc. (OTC: MSRT) on March 29, 2021. From 2011 to the present, Mr. Quintero has served as a financial consultant to several multi-million dollar businesses in South Florida. He has extensive experience in public company reporting and SEC/SOX compliance, and held senior finance positions with Avnet, Inc. (NYSE: AVT), Latin Node, Inc., Globetel Communications Corp. (AMEX: GTE) and Telefonica of Spain. His prior experience also includes tenure with Price Waterhouse and Deloitte & Touche. Mr. Quintero earned a B.S. in Accounting from St. John’s University and is a certified public accountant.

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

Mr. Manolos has provided consulting services to several companies and has helped them obtain marijuana retail and production licenses in California and Washington, including Cannabis Strategic Ventures (OTC: NUGS). He graduated from the University of California Riverside with a double major in Computer Science and Business Management. Mr. Manolos also serves as a director of Cannabis Global Inc. (OTC: CBGL).

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

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer, chief development officer, chief operating officer and chief technology officer. The following table sets forth information regarding our executive officers as of December 31, 2021.

Name	Principal Occupation	Age	Officer Since
Jesus Quintero(1)	CEO, Treasurer	60	2019
Jesus Quintero	CFO	60	2018

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

Based solely on our review of such forms furnished to us, we believe that all filing requirements applicable to our other executive officers, directors and greater than 10% stockholders during the fiscal year ended December 31, 2021 were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our principal executive officer, our principal financial officer and each of our other executive officers during 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Jesus Quintero	2021	301,150	—	232,632	—	—	533,782
Principal Financial Officer, Principal Executive Officer(1)	2020	119,658	—	273,113	—	—	311,333

(1) The Company appointed Jesus Quintero CFO on August 31, 2018 and CEO on December 6, 2019.

Retirement Benefits

We do not currently provide our named executive officers with supplemental or other retirement benefits.

Outstanding Equity Awards at December 31, 2021

As of December 31, 2021, no stock-based compensation awards to any of our named executive officers were outstanding.

Compensation of Directors

The following table sets forth information concerning the compensation earned during 2021 by each individual who served as a non-employee director at any time during the fiscal year:

2021 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Edward Manolos	30,000	20,526	50,526
Jesus Quintero	0	501,264	501,264
Tad Mailander	20,000	—	20,000
Marco Guerrero	20,000	—	20,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of December 31, 2021 by (1) each stockholder who is known by us to beneficially own more than 5% of our common stock, (2) each of our directors, (3) each of our executive officers named in the Summary Compensation Table above, and (4) all of our directors and executive officers as a group.

Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent(3)
Named Executive Officers and Directors:
Jesus Quintero	12,670,853	*
Edward Manolos	6,100,000	*
Marco Guerrero(4)	107,507	*
Tad Mailander	183,333	*
All executive officers and directors as a group (4 persons)	19,061,693

 *Denotes less than 1%

(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Readers should refer to the table below for disclosures of the ownership of Preferred Class “A” shares which carry separate voting rights and preferences.

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.

(3)	Calculated on the basis of 7,122,806,264 shares of common stock outstanding as of December 31, 2021, plus any additional shares of common stock that a stockholder has the right to acquire within 60 days after December 31, 2021.

(4)	Mr. Guerrero was appointed director on June 12, 2020.

The following table sets forth information known to us regarding the beneficial ownership of our Class A and Class B preferred common stock as of December 31, 2021.

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

(2)	Under SEC rules, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options or the settlement of other equity awards.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	—	$—	—

Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	—

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to Item 404(d) of Reg. SK, we have entered into the following related party transactions for the fiscal year ended December 31, 2021:

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for the fiscal years ended December 31, 2021 and 2020 by L&L CPAs, PA:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit Fees(1)	$59,500	$59,425
Audit-Related Fees(2)	—	—
Tax Fees(3)	8,575	10,709
All Other Fees(4)	13,980	15,000
Total	$82,055	$85,184

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements, the review of the interim financial statements included in quarterly reports and services that are normally provided by L&L CPAs, PA in connection with statutory and regulatory filings or engagements, consultations in connection with acquisitions and issuances of auditor consents and comfort letters in connection with SEC registration statements and related SEC and non-SEC securities offerings.

(2)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning.

(4)	All other fees consist of fees for products and services other than the services reported above.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Statements

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

Exhibit No	Exhibit Title	Filed Herewith	Form	Filing Date
3(i)	Articles of Incorporation		1012g	5/23/2017
3(ii)	By-Laws		1012g	5/23/2017
3(iii)	Amendment to Articles – February 2009		1012g	5/23/2017
3(iv)	Amendment to Articles – July 2013		1012g	5/23/2017
3(v)	Amendment to Articles – August 2015		1012g	5/23/2017
3(vi)	Amendment to Articles – September 2015		1012g	5/23/2017
10(i)	Material Contract – Bougainville Ventures, Inc. Joint Venture		1012g	5/23/2017
10(ii)	Material Contract – GateC Research, Inc. Joint Venture		1012g	5/23/2017
10(iii)	Material Contract – MultiSoft Corporation		1012g	5/23/2017
10(iv)	Material Contract – CBD Global		1012g A-2	9/12/2017
10(v)	Material Contract – Office Lease		1012g A-2	9/12/2017
10(vi)	Material Contract – Executive Employment Agreement - Larsen		1012g A-2	9/12/2017
10(vii)	Material Contract – Executive Employment Agreement - Hymers		1012g A-2	9/12/2017
10(viii)	Material Contract – Executive Employment Agreement - Steinberg		1012g A-2	9/12/2017
10(ix)	Material Contract – St. George Investments, LLC Convertible Promissory Note		10Q 6/30/17	8/21/2017
10(x)	Material Contract – St. George Investments, LLC Forbearance Agreement		10Q 6/30/17	8/21/2017
10(xi)	Material Contract – St. George Investments, LLC Securities Purchase Agreement		8K; 11/1/17	11/6/2017
10(xii)	Material Contract – St. George Investments, LLC Secured Convertible Promissory Note		8-K 11/1/17	11/6/2017
10(xiii)	Material Contract – St. George Investments, LLC Warrant to Purchase Shares of Common Stock		8-K 11/1/17	11/6/2017
10(xiv)	Material Contract – Tangiers Global, LLC Investment Agreement		10Q 6-30-17	8/21/2017
10(xv)	Material Contract – Tangiers Global, LLC Registration Rights Agreement		10Q 6-30-17	8/21/2017
10(xvi)	Material Contract – Tangiers Global, LLC Convertible Promissory Notes		10Q 6-30-17	8/21/2017
10(xvii)	Material Contract – St. George Investments, LLC Convertible Promissory Note.		10Q 6-30-17	8/21/2017
10(xviii)	Material Contract – Amendment to Bougainville Ventures Joint Venture Agreement		8-K 11-6-17	11/8/2017
10(xiv)	Material Contract – Conveniant Hemp Mart, LLC Interest Option Agreement		8-K 11-20-17	11/27/2017
10(xx)	Material Contract – Settlement Agreement and Mutual Release of All Claims – Tangiers Global, LLC		10-Q-A 9-30-17	12/11/2017
10(xxi)	Material Contract – Summary of Oral Extension Agreement for Funding GateC Research, Inc.		10-K 12-31-17	4/17/2018
10(xxii)	Material Contract – Rescission and Mutual Release Agreement with GateC Research, Inc.		8-K 3-19-18	3/20/2018
10(xxiii)	Material Contract – Global Hemp Group, Inc. Joint Venture Agreement		10K 12-31-17	4/17/2018
10(xxiv)	Material Contract – Stock Purchase Agreement, MoneyTrac Technology, Inc.		10K 12-31-17	4/17/2018
10(xxv)	Material Contract – Lease Extension		10K 12-31-19	5/14/2020
10(xxvi)	Material Contract – Edward Manolos Contract		8-K	3/6/2020
10(xxvii)	Material Contract – Jesus Quintero Contract		10K 12-31-19	5/14/2020
10(xxviii)	Material Contract - Amendment to Jesus Quintero Contract		8-K	4/27/2021
10(xxiv)	Material Contract – NPE Settlement Agreement		8-K	2/10/2020
21	Subsidiaries of Registrant		1012g	5/23/2017
99(i)	Equity Incentive Plan		1012g A-2	9/12/2017
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a)	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

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

Date: April 15, 2022	MARIJUANA COMPANY OF AMERICA, INC.
	By:	/s/ Jesus M Quintero Jesus M Quintero Principal Executive Officer

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

Name	Title	Date

/s/ Jesus M. Quintero	Principal Executive Officer	April 15, 2022
Jesus M Quintero

/s/ Jesus M. Quintero	Principal Accounting Officer	April 15, 2022
Jesus M Quintero

/s/ Edward Manolos
Edward Manolos	Director	April 15, 2022

/s/ Jesus M. Quintero	Director	April 15, 2022
Jesus M Quintero

/s/ Marco Guerrero Marco Guerrero	Director	April 15, 2022

/s/ Tad Mailander	Director	April 15, 2022
Tad Mailander

