Form 10-Q
period 2022-03-31
Marijuana Co of America, Inc.
filed 2022-05-16
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 000-27039

MARIJUANA COMPANY OF AMERICA, INC.

(Exact Name of Registrant as Specified in its Charter)

Utah	98-1246221
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

633 W. 5th Street, Suite 2826
Los Angeles, CA	92029
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the issuer’s common stock, no par value per share, outstanding at May 16, 2022 was ***.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	Mar 31, 2022	Dec 31, 2021

ASSETS
Current assets:
Cash	$243,712	$104,024
Accounts receivable, net	410,448	211,288
Inventory	206,194	252,199
Prepaid Insurance	29,769	61,705
Other current assets	2,094,342	2,133,640
Total current assets	2,984,465	2,762,856

Property and equipment, net	117,237	121,588

Other assets:
Long-term Investments	2,300,899	2,327,357
Goodwill	1,633,557	1,633,557
Intangible assets, net	1,065,000	1,110,000
Security deposit	4,541	4,541

Total assets	8,105,699	7,959,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	1,183,694	932,760
Accrued compensation	57,556	42,925
Accrued liabilities	304,744	270,689
Notes payable, related parties	20,000	20,000
Convertible notes payable, net of debt discount of $3,459,479 and $1,659,622, respectively	4,155,625	3,769,449
Contingent Liability - Acquisition	703,837	953,837
Subscriptions payable	754,961	989,594
Derivative liability	1,646,127	749,756
Total current liabilities	8,826,544	7,729,010

Total liabilities	8,826,544	7,729,010

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	10,000	10,000
Class B preferred stock, $0.001 par value, 5,000,000 shares designated, 2,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	2,000	2,000
Common stock, $0.001 par value; 15,000,000,000 shares authorized; 9,439,551,063 and 7,122,806,264 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9,439,551	7,122,806
Common stock to be issued, 1,000,000 and 1,000,000 shares, respectively	1,000	1,000
Additional paid in capital	89,632,214	89,607,853
Accumulated other Comprehensive Income (loss)	(14,273)	(11,725)
Accumulated deficit	(99,791,337)	(96,501,045)
Total stockholders' deficit	(720,845)	230,889

Total liabilities and stockholders' deficit	$8,105,699	$7,959,899

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
UNAUDITED

	For the 3 months ended March 31,
	2022	2021
REVENUES:
Sales	$561,321	$34,930
Total Revenues	561,321	34,930

Cost of sales	510,262	25,180

Gross Profit	51,059	9,750

OPERATING EXPENSES:
Depreciation and amortization	51,050	1,391
Selling and marketing	81,373	107,549
Payroll and related	276,913	138,145
Stock-based compensation	9,000	19,900
General and administrative	468,517	525,682
Total operating expenses	886,853	792,667

Net loss from operations	(835,794)	(782,917)

OTHER INCOME (EXPENSES):
Interest expense, net	(1,246,155)	(1,100,962)
Gain (loss) on change in fair value of derivative liabilities	(1,026,929)	(2,326,018)
Unrealized Gain (loss) on trading securities	—	620,134
Realized Gain (loss) on trading securities	6,086	—
(Loss) Gain on settlement of debt	(187,500)	(68,227)
Total other income (expense)	(2,454,498)	(2,875,073)

Net loss before income taxes	(3,290,292)	(3,657,990)

Income taxes (benefit)	—	—

NET INCOME (LOSS)	$(3,290,292)	$(3,657,990)

Foreign currency Translation Adjustment	(2,548)	—
Comprehensive Income	$(3,292,840)	$(3,657,990)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted (after stock-split)	8,162,150,740	4,028,293,332

See the accompanying notes to these unaudited condensed consolidated financial statements

 MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

 FOR THE THREE MONTHS ENDED MARCH  31, 2022 AND 2021

UNAUDITED

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Stock	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Total
Balance, December 31, 2020	10,000,000	$10,000	2,000,000	$2,000	3,136,774,841	$3,136,775	11,892,411	$11,892	$—	$77,687,561	$(86,309,595)	$(5,461,367)
Common stock issued for services rendered	—	—	—		1,000,020	1,000	—	—	—	9,900	—	10,900
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	—	—	621,622,284	621,622	—	—	—	952,534	—	1,574,156
Issuance of common stock for settlement of liabilities	—	—	—	—	3,027,031	3,027	(10,892,411)	(10,892)	—	16,488	—	8,623
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—	—	—	400,000,000	400,000	—	—	—	(400,000)	—	—
Sale of common stock	—	—	—	—	575,714,285	575,714	—	—		669,286	—	1,245,000
Issuance of common stock for investments	—	—	—	—	41,935,484	41,935	—	—		608,065	—	650,000
Reclassification of derivative liabilities to additional paid in capital	—	—	—	—	—	—	—	—	—	4,475,916	—	4,475,916
Net Loss	—	—	—	—	—	—	—	—	—	—	(3,657,990)	(3,657,990)
Balance, March 31, 2021	10,000,000	$10,000	2,000,000	$2,000	4,780,073,945	$4,780,073	1,000,000	$1,000	$—	$84,019,750	$(89,967,585)	$(1,154,762)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Common Stock to be issued		Stock	Paid In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Subscriptions	Capital	Deficit	Loss	Total
Balance, December 31, 2021	10,000,000	$10,000	2,000,000	$2,000	7,122,806,264	$7,122,805	1,000,000	$1,000	$—	$89,607,853	$(96,501,045)	$(11,725)	$230,889
Common stock issued in settlement of convertible notes payable and accrued interest	—	—	—	—	1,166,431,600	1,166,433	—	—	—	(114,878)	—	—	1,051,555
Issuance of common stock for deferred finance costs	—	—	—	—	35,000,000	35,000	—	—	—	8,000	—	—	43,000
Sale of common stock	—	—	—	—	652,500,000	652,500	—	—		(123,650)	—	—	528,850
Reclassification of derivative liabilities to additional paid in capital	—	—	—	—	—	—	—	—	—	233,069	—	—	233,069
Common stock issued for contingent consideration	—	—	—	—	282,326,369	282,326	—	—	—	(32,326)	—	—	250,000
Common stock issued for amendment to acquisition consideration	—	—	—	—	180,486,830	180,486	—	—	—	54,146	—	—	234,632
Net Loss	—	—	—	—	—	—	—	—	—	—	(3,290,292)	(2,548)	(3,292,840)
Balance, March 31, 2022	10,000,000	$10,000	2,000,000	$2,000	9,439,551,063	$9,439,550	1,000,000	$1,000	$—	$89,632,214	$(99,791,337)	$(14,273)	$(720,845)

See the accompanying notes to these unaudited condensed consolidated financial statements

 MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

UNAUDITED

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(3,290,292)	$(3,657,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	761,712	311,710
Depreciation and amortization	51,050	1,391
Loss on equity investment	735,178	—
Loss (Gain) on change in fair value of derivative liability	1,026,929	2,326,018
Interest expense recognized for the excess of fair value of derivative liability over net book value of notes payable at issuance	157,558	694,755
Stock-based compensation	234,633	10,900
Unrealized (Gain) Loss on trading securities	—	(620,134)
Loss on settlement of liabilities	187,500	71,647
Changes in operating assets and liabilities:
Accounts receivable	(199,160)	1,833
Inventories	46,005	12,212
Prepaid expenses and other current assets	71,234	(29,816)
Accounts payable	(692,418)	74,178
Accrued expenses and other current liabilities	231,963	(159,063)
Right-of-use assets	—	3,880
Right-of-use liabilities	—	(3,880)
Net cash provided by (used in) operating activities	(678,108)	(962,359)

Cash flows from investing activities:
Purchases of property and equipment	(1,699)	(2,031)

Net cash provided by (used in) investing activities	(1,699)	(2,031)

Cash flows from financing activities:
Proceeds from issuance of notes payable	526,760	535,000
Repayments of notes payable	(233,567)	(230,130)
Repayments to related parties	—	(20,000)
Proceeds from sale of common stock	528,850	1,245,000
Net cash provided by (used in) financing activities	822,043	1,529,870

Foreign exchange impact on cash	(2,548)	—

Net increase (decrease) in cash	139,688	565,480

Cash at beginning of period	104,024	74,503

Cash at end of period	$243,712	$639,983

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—

Non-cash financing activities:
Common stock issued in settlement of convertible notes payable	$639,054	$1,574,156
Reclassification of derivative liabilities to additional paid-in capital	$233,069	$4,475,915
Common stock issued for investment	$234,633	$650,000
Common stock issued to settle liabilities	$—	$8,622
Common stock issued for acquisition of business	$250,000	$—
Common stock issued for deferred finance costs	$43,000	$—

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

In 2015, the Company changed its business model to a marketing and distribution company for medical marijuana, and changed its name to Marijuana Company of America, Inc. At the time of the transition in 2015, there were no remaining assets, liabilities, or operating activities of the mining business.

On September 21, 2015, the Company formed H Smart, Inc. in the State of Delaware as a wholly owned subsidiary of the Company for the purpose of operating the hempSMART™ brand.

On February 1, 2016, the Company formed MCOA CA, Inc. in the State of California as a wholly owned subsidiary of the Company to facilitate mergers, acquisitions and the offering of investments or loans to the Company.

On May 3, 2017, the Company formed Hempsmart Limited in the United Kingdom as a wholly owned subsidiary of the Company for the purpose of future expansion into the European market.

On June 29, 2021, the Company acquired 100% of the capital stock of cDistro, Inc., a Nevada corporation, which is now a wholly owned subsidiary of the Company for the purpose of engaging in the distribution of hemp and CBD products to retail outlets in the North American market.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, H Smart, Inc., Hempsmart Limited, MCOA CA, Inc. and cDistro, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements set forth in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2022 (the “Annual Report”).

Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, for the three months ended March 31, 2022, the Company incurred net losses from operations of $835,794 and used cash in operations of $678,108. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds for the three months ended March 31, 2022 has been from revenue generated from the proceeds related to the issuance of common stock, convertible and other debt. The Company has experienced net losses from operations since inception but expects these conditions to improve in 2022 and beyond as it continues to develop its direct sales and marketing programs; however, no assurance can be provided that the Company will not continue to experience losses in the future. The Company has stockholders' deficiencies at March 31, 2022 and requires additional financing to fund future operations.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2022 and December 31, 2021, allowance for doubtful accounts was $3,267 and $0, respectively.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022 and December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short-term notes because they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $42,565 and $69,868 as advertising costs for the three months ended March 31, 2022 and 2021, respectively.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of March 31, 2022, and 2021, the Company has not recorded any unrecognized tax benefits.

Segment Information

ASC subtopic Segment Reporting 280-10 (“ASC 280-10”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segments, hempSMART and cDistro.

The following table represents the Company’s hempSMART business for the three months ended March 31, 2022 and 2021:

hempSMART
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	For the Three months ended March 31,
	2022	2021
Revenues	$11,914	$34,930
Cost of Sales	6,097	25,180
Gross profit	5,817	9,750

Operating Expenses
Depreciation expense	5,289	1,391
Payroll and related	60,274	53,947
Selling and Marketing expenses	77,905	107,549
General and administrative expenses	114,072	55,801
Total Expenses	257,540	218,688

Net Loss from Operations	$(251,723)	$(208,938)

The following table represents the Company's cDistro business segment for the three months ended March 31, 2022 and 2021 (business acquired on June 29, 2021):

cDistro
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	For the Three Months ended
	March 31, 2022	March 31, 2021

Revenues	$526,908	$—

Cost of Goods Sold	503,860	—

Gross Profit	23,048	—

Expense
Depreciation and amortization expense	45,762	—
Selling and Marketing	35	—
Payroll and Related expenses	54,000	—
General and Admin Expenses	50,824	—
Total Expense	150,621	—

Net Loss from Operations	$(127,573)	$—

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

Consistent with ASC 842-20-50-4, for the Company's quarterly financial statements for the period ended March 31, 2022 , the Company calculated its total lease cost based solely on its monthly rent obligation. The Company had no cash flows arising from its lease, no finance lease cost, short term lease cost, or variable lease costs. The Company’s office lease does not produce any sublease income or any net gain or loss recognized from sale and leaseback transactions. As a result, the Company did not need to segregate amounts between finance and operating leases for cash paid for amounts included in the measurement of lease liabilities, segregated between operating and financing cash flows; supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets; weighted-average calculations for the remaining lease term; or the weighted-average discount rate.

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

NOTE 4 – OPERATING LEASE

Effective June 1, 2021, the Registrant’s address for its principal executive offices changed to 633 W 5th Street, Suite 2826 Los Angeles, CA 90071. Concurrent with the change of address, the Registrant entered into an accommodation for access to its offices for one year, beginning on June 1, 2021, and terminating on May 31, 2022. As consideration for the accommodation, the Registrant agreed to pay a monthly fee of $2,349. The Registrant’s former office lease for its 1340 West Valley Parkway, Ste. 205, Escondido, CA terminated May 31, 2021.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2022 and December 31, 2021 is summarized as follows:

	March 31, 2022	December 31, 2021
Computer equipment	$31,855	$30,155
Machinery	104,102	104,102
Furniture and fixtures	13,278	13,278
Subtotal	149,235	147,535
Less accumulated depreciation	(31,998)	(25,947)
Property and equipment, net	$117,237	$121,588

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $6,051 and $1,391 for the three months ended March 31, 2022 and 2021, respectively.

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
16

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

In connection with the agreement, the Company recorded a cash investment of $1,188,500 to the Joint Venture during 2017. This was comprised of 49.5% ownership of BV-MCOA Management LLC and was accounted for using the equity method of accounting. The Company recorded an annual impairment in 2017 of $792,500, reflecting the Company’s percentage of ownership of the net book value of the investment. During 2018, the Company recorded equity losses of $37,673 and $11,043 for the first and second quarters respectively and recorded an annual impairment of $285,986 for the year ended December 31, 2018, at which time the Company determined the investment to be fully impaired due to Bougainville’s breach of contract and resulting litigation, as discussed above.

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

Eco Innovation Group Share Exchange

On February 26, 2021, we entered into a Share Exchange Agreement with Eco Innovation Group, Inc., a Nevada corporation quoted on OTC Markets Pink (“ECOX”) to acquire the number of shares of ECOX’s common stock, equal in value to $650,000 based on the per-share price of $0.06, in exchange for the number of shares of MCOA common stock equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date (the “Share Exchange Agreement”).  For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either party’s common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000.

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

Asset Purchase Agreement with VBF Brands, Inc.

On October 6, 2021, the Company, through its wholly owned subsidiary Salinas Diversified Ventures, Inc., a California corporation, entered into an Asset Purchase Agreement, Management Services Agreement, Cooperation Agreement and Employment Agreement with VBF Brands, Inc., a California corporation (“VBF”), a wholly owned subsidiary of Sunset Island Group, Inc., a Colorado corporation (“SIGO”). VBF and SIGO agreed to transfer to the Company all of VBF’s outstanding stock to the Company and appointed our CEO and CFO Jesus Quintero as President of VBF.

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

MARIJUANA COMPANY OF AMERICA, INC.

INVESTMENT ROLL-FORWARD

AS OF MARCH 31, 2022

	INVESTMENTS

	TOTAL INVESTMENTS	Consolidated Eliminations	Cannabis Global Inc.	ECOX	C'Distro	Hempsmart Brazil	Lynwood JV	Natural Plant Extract	Salinas Ventures Holding	VBF BRANDS	Vivabuds

Investments made during quarter ended 03-31-19	0

Quarter 03-31-19 equity method Loss	0

Unrealized gains on trading securities - quarter ended 03-31-19	-	-	-	-	-	-	-	-	-	-	-
Balance @03-31-19	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0

Investments made during quarter ended 06-30-19	$3,073,588	-	-	-	-	-	-	$3,000,000	-	-	$73,588

Quarter 06-30-19 equity method Income (Loss)	$(29,414)							$(6,291)			$(23,123)

Unrealized gains on trading securities - quarter ended 06-30-19	$0
Balance @06-30-19	$3,044,174	$0	$0	$0	$0	$0	$0	$2,993,709	$0	$0	$50,465

	TOTAL INVESTMENTS	Consolidated Eliminations	Cannabis Global Inc.	ECOX	C'Distro	Hempsmart Brazil	Lynwood JV	Natural Plant Extract	Salinas Ventures Holding	VBF BRANDS	Vivabuds

Investments made during quarter ended 09-30-19	$186,263										$186,263

Quarter 09-30-19 equity method Income (Loss)	$(139,926)							$(94,987)			$(44,939)

Sale of trading securities during quarter ended 09-30-19	-	-	-	-	-	-	-	-	-	-	-

Unrealized gains on trading securities - quarter ended 09-30-19	$0
Balance @09-30-19	$3,090,511	$0	$0	$0	$0	$0	$0	$2,898,722	$0	$0	$191,789

Investments made during quarter ended 12-31-19	$129,812										$129,812

Quarter 12-31-19 equity method Income (Loss)	$(102,944)							$(23,865)			$(79,079)

Reversal of Equity method Loss for 2019	$272,285							$125,143			$147,142

Impairment of investment in 2019	$(2,306,085)							$(2,306,085)			$0

Loss on disposition of investment	$(389,664)										$(389,664)

Sale of trading securities during quarter ended 12-31-19	$0	-	-	-	-	-	-	-	-	-	-

Unrealized gains on trading securities - quarter ended 12-31-19	$0
Balance @12-31-19	$693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$0	$0

	TOTAL INVESTMENTS	Consolidated Eliminations	Cannabis Global Inc.	ECOX	C'Distro	Hempsmart Brazil	Lynwood JV	Natural Plant Extract	Salinas Ventures Holding	VBF BRANDS	Vivabuds

Equity Loss for Quarter ended 03-31-20	0	-	-	-	-	-	-	-	-	-	-

Recognize Joint venture liabilities per JV agreement @03-31-20	0

Impairment of Equity Loss for Quarter ended 03-31-20	0

Unrealized gains on trading securities - quarter ended 03-31-19	-	-	-	-	-	-	-	-	-	-	-
Balance @03-31-20	$693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$0	$0

Equity Loss for Quarter ended 06-30-20	0

Impairment of Equity Loss for Quarter ended 06-30-20	0

Sales of of trading securities - quarter ended 06-30-20	-	-	-	-	-	-	-	-	-	-	-
Balance @06-30-20	$693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$0	$0

	TOTAL INVESTMENTS	Consolidated Eliminations	Cannabis Global Inc.	ECOX	C'Distro	Hempsmart Brazil	Lynwood JV	Natural Plant Extract	Salinas Ventures Holding	VBF BRANDS	Vivabuds

Global Hemp Group trading securities issued	650,000		$650,000

Investment in Cannabis Global	0	-	-	-	-	-	-	-	-	-	-

Balance @09-30-20	$1,343,915	$0	$650,000	$0	$0	$0	$0	$693,915	$0	$0	$0

Unrealized gain on Global Hemp Group securities - 4th Quarter 2020	-	-	-	-	-	-	-	-	-	-	-

Unrealized gains on Cannabis Global Inc securities - 4th Quarter 2020	208,086		$208,086
Balance @12-31-20	$1,552,001	$0	$858,086	$0	$0	$0	$0	$693,915	$0	$0	$0

Investment in ECOX	650,000	-	-	$650,000	-	-	-	-	-	-	-

Balance @03-31-21	$2,202,001	$0	$858,086	$650,000	$0	$0	$0	$693,915	$0	$0	$0

Investments made during quarter ended 06-30-21	30,898						$30,898

Unrealized gain on Global Hemp Group securities - 2nd quarter 2021	-	-	-	-	-	-	-	-	-	-	-

Balance @06-30-21	$2,232,899	$0	$858,086	$650,000	$0	$0	$30,898	$693,915	$0	$0	$0

	TOTAL INVESTMENTS	Consolidated Eliminations	Cannabis Global Inc.	ECOX	C'Distro	Hempsmart Brazil	Lynwood JV	Natural Plant Extract	Salinas Ventures Holding	VBF BRANDS	Vivabuds

Investments made during quarter ended 09-30-21	68,200		$68,000						$200

Sale of short-term investments in quarter ended 09-30-21	0	-	-	-	-	-	-	-	-	-	-

Balance @09-30-21	$2,301,099	$0	$926,086	$650,000	$0	$0	$30,898	$693,915	$200	$0	$0

Investments made during quarter ended 12-31-21	5,087,079				$2,975,174	$90,923				$2,020,982

Consolidated Eliminations @12/31/21	(5,060,821)	(5,060,821)	-	-	-	-	-	-	-	-	-

Balance @12-31-21	$2,327,357	$(5,060,821)	$926,086	$650,000	$2,975,174	$90,923	$30,898	$693,915	$200	$2,020,982	$0

Investments made during quarter ended 03-31-22	(26,458)	(26,458)	-	-	-	-	-	-	-	-	-

Balance @03-31-22	$2,300,899	$(5,087,279)	$926,086	$650,000	$2,975,174	$90,923	$30,898	$693,915	$200	$2,020,982	$0

Loan Payable

	TOTAL Debt	Natural Plant Extract	Robert L Hymers III	VBF BRANDS	Vivabuds	General Operating Expense

Quarter 03-31-19 loan borrowings
Quarter 03-31-19 debt conversion to equity	-	-	-	-	-	-

Balance @03-31-19 ©	0	0	0	0	0	0

Quarter 03-31-19 loan borrowings	3,675,000	$2,000,000	-	-	$0	$1,675,000

Quarter 03-31-19 debt conversion to equity	(1,411,751)	$(349,650)				$(1,062,101)

Balance @06-30-19 (d)	2,263,249	1,650,350	0	0	0	612,899

Quarter 09-30-19 loan borrowings	582,000	-	-	-	-	$582,000

Quarter 09-30-19 debt conversion to equity	(187,615)					$(187,615)

Balance @09-30-19 (e)	2,657,634	1,650,350	0	0	0	1,007,284

Quarter 12-31-19 loan borrowings	2,726,964	$596,784	$4,221			$2,125,959

Impairment of investment in 2019	(2,156,142)	$(2,156,142)

Loss on settlement of debt in 2019	50,093	$50,093

Adjustment to reclassify amount to accrued liabilities	(85,000)	($85,000)	-	-	-	-

Balance @12-31-19 (f)	$3,193,549	$56,085	$4,221	$0	$0	$3,133,243

Quarter 03-31-20 loan borrowings	$441,638	-	-	-	-	$441,638

Quarter 03-31-20 debt conversion to equity	$(619,000)					$(619,000)

Recognize Joint venture liabilities per JV agreement @03-31-20	$0

Quarter 03-31-20 Debt Discount adjustments	$24,138		$24,138

Balance @03-31-20 (g)	$3,040,325	$56,085	$28,359	$0	$0	$2,955,881

Quarter 06-30-20 loan borrowings, net	$65,091		$65,091

Quarter 06-30-20 debt conversion to equity	$(727,118)					$(727,118)

Quarter 06-30-20 reclass of liability	$0	-	-	-	-	-

Quarter 06-30-20 Debt Discount adjustments	$405,746		$(27,715)			$433,461

Balance @06-30-20 (h)	$2,784,044	$56,085	$65,735	$0	$0	$2,662,224

Loan Payable

	TOTAL Debt	Natural Plant Extract	Robert L Hymers III	VBF BRANDS	Vivabuds	General Operating Expense

Quarter 09-30-20 debt conversion to equity	$(606,472)	$(56,085)	$(65,735)			$(484,652)
Debt Settlement during Q3 2020	$0	-	-	-	-	-

Balance @09-30-20 (i)	$2,177,572	$(0)	$0	$0	$0	$2,177,572

Quarter 12-31-20 loan borrowings, net	$309,675					$309,675
Quarter 12-31-20 Debt Discount adjustments	$(71,271)					$(71,271)
Quarter 12-31-20 debt conversion to equity	$(993,081)	-	-	-	-	$(993,081)
Balance @12-31-20 (j)	$1,422,895	$(0)	$0	$0	$0	$1,422,895

Quarter 03-31-21 debt conversion to equity	$(1,309,016)	-	-	-	-	$(1,309,016)
Quarter 03-31-21 loan borrowings, net	$145,000					$145,000
Balance @03-31-21 (k)	$258,879	$(0)	$0	$0	$0	$258,879

Quarter 06-30-21 loan borrowings, net	$1,251,779	-	$185,000	-	-	$1,066,779
Balance @06-30-21 (l)	$1,510,658	$(0)	$185,000	$0	$0	$1,325,658

Quarter 09-30-21 loan borrowings, net	$626,250					$626,250
Quarter 09-30-21 loan repayments, net	$(1,077,464)	-	$(75,000)	-	-	$(1,002,464)

Balance @09-30-21 (m)	$1,059,444	$(0)	$110,000	$0	$0	$949,444

Quarter 12-31-21 loan borrowings, net	$2,710,006	-	-	$1,643,387	-	$1,066,619

Balance @12-31-21 (n)	$3,769,449	$(0)	$110,000	$1,643,387	$0	$2,016,063

Quarter 03-31-22 loan borrowings, net	$386,176	-	-	$386,176	-	-

Balance @03-31-22 (O)	$4,155,625	$(0)	$110,000	$2,029,563	$0	$2,016,063

NOTE 7 – NOTES PAYABLE, RELATED PARTY

As of March 31, 2022 and December 31, 2021, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company. The notes issued to certain of the Company’s officers and directors are unsecured, due on demand and accrue interest at a rate of 5% per annum. The balance due to notes payable, related parties as of March 31, 2022 and December 31, 2021 was $20,000 and $20,000, respectively. These notes are payable to the estate of Charles Larsen, the Company's former co-founder, Chief Operating Officer and Director. Mr. Larsen passed away on May 15, 2020.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

During the quarter ended March 31, 2022, the Company issued an aggregate of 1,166,431,600 shares of its common stock with respect to the settlement of convertible notes interest accrued thereon.

For the quarter ended March 31, 2022 and the year ended December 30, 2021, the Company recorded amortization of debt discounts of $761,712 and $1,993,373, respectively, as a charge to interest expense.

Convertible notes payable are comprised of the following:

	March 31,	December 31,
	2022	2021
Lender	(Unaudited)	(Audited)
Convertible note payable – Labrys	$—	$99,975
Convertible note payable – FF Global Opportunities fund	$—	$243,750
Convertible note payable - Crown Bridge Partners	$35,000	$35,000
Convertible note payable – Beach Labs	$520,833	$583,333
Convertible note payable - GS Capital Partners LLC	$175,000	$82,000
Convertible note payable – Pinnacle Consulting Services, Inc.	$30,000	$30,000
Convertible note payable – Geneva Roth	$33,278	$97,939
Convertible note payable – Dutchess Capital	$—	$60,709
Convertible note payable – Coventry	$100,000	$100,000
Convertible note payable - GW Holdings	$45,000	$120,750
Convertible note payable – Sixth Street Lending	$104,488	$60,738
Convertible note payable – Fourth Man LLC	$60,000	$—
Convertible note payable – Moneywell Group	$89,940	$—
Convertible note payable - St. George	$4,091,378	$3,914,878
Total	$5,284,917	$5,429,072
Less debt discounts	$(1,129,292)	(1,59,622)
Net	$4,155,625	$3,769,450
Less current portion	$(4,155,625)	(3,769,450)
Long term portion	$—	$—

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

As of March 31, 2022 and December 31, 2021, the Company owed an aggregate of $35,000 and $35,000 of principal, respectively. As of March 31, 2022, the Company owed accrued interest of $0 on the convertible promissory notes.

Convertible notes payable - GS Capital Partners LLC

In August 2021, the Company issued convertible promissory notes in the aggregate principal amount of $82,000 to GS Capital. The promissory notes bear interest at 10% per annum and is due one year from the respective issuance date and include an original issuance discount in aggregate of $7,000. In connection with the Note, the Company issued 5,000,000 warrants to purchase common stock with a fair value of $18,086, which was recorded as a debt discount. During the three months ended March 31, 2022, the Company issued 216,820,755 shares of common stock for the full settlement of the note along with the accrued interest on the note.

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

In January 2022, the Company issued convertible promissory notes in the aggregate principal amount of $105,000 to GS Capital. The promissory notes bear interest at 10% per annum and is due one year from the respective issuance date and includes an original issuance discount in aggregate of $10,000.

The Holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price ("Conversion Price") for each share of Common Stock equal to $0.001. To the extent the Company’s Common Stock closes below $0.001 for three consecutive days, the conversion price will be reset to $0.005.

In February 2022, the Company issued a convertible promissory note in the aggregate principal amount of $70,000 to GS Capital. The promissory notes bear interest at 8% per annum and is due one year from the respective issuance date and includes an original issuance discount in aggregate of $20,000.

The Holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price ("Conversion Price") for each share of Common Stock equal to $0.0008.

As of March 31, 2022 and December 31, 2021, the Company owed an aggregate of $175,000 and $82,000 of principal, respectively. As of March 31, 2022, the Company owed accrued interest of $3,103 on these convertible promissory notes.

Convertible notes payable - St George Investments

In January and March 2021, the Company entered into three convertible promissory notes in the aggregate amount of $567,500 of principal with Bucktown Capital LLC, entity controlled by the owners of St. George. The Company received net proceeds of $535,000. The notes mature in January and March 2022 and bear interest at 8% or 22% in the event of default. The notes are convertible at the lender’s option at any time at a fixed price of $0.002 per common share, subject to normal adjustment for common stock splits. As a result of default, the company recorded and additional $135,000 of principal on the note as interest expense during the three months ended March 31, 2022.

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

In March 2022, the Company issued a convertible promissory note in the amount of $266,500 of principal with Bucktown, Capital LLC. The Company received net proceeds of $240,000 after and original issue discount of $24,000 and fees of $2,500. The note matures in March 2023 and bear interest at 8% or 22% in the event of default. The note is convertible at the lender’s option at any time at a fixed price of $0.001 per common share, subject to normal adjustment for common stock splits. As of March 31, 2022 and December 31, 2021, the Company owed $4,091,378 and $3,914,878 of principal, respectively. As of March 31, 2022, the Company owed accrued interest of $164,978 on these convertible promissory notes.

Convertible notes payable - Robert L. Hymers III

On December 27, 2021, the Company issued convertible promissory notes in the aggregate principal amount of $30,000 to Pinnacle Consulting Services, Inc. (“Pinnacle”). The promissory note bears interest at 12.5% per annum and is due one year from the respective issuance date of the note along with accrued and unpaid interest and includes an original issue discount (“OID”) of $5,000. Principal and interest to be payable as provided below on that date which is one year from the date of issuance (the “Maturity Date”).

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

The aggregate debt discount of $5,000 is being amortized to interest expense over the respective term of the note.

As of March 31, 2022, and December 31, 2021, the Company owed an aggregate of $30,000 and $30,000 respectively. As of March 31, 2022, the Company owed accrued interest of $0 on this convertible promissory note.

Convertible Note payable – GW Holding Group

On January 6, 2020, the Company entered into a convertible promissory note in the principal amount of $57,750 with GW Holdings Group, LLC, a New York limited liability company (“GW”). GW has the option, beginning on the six-month anniversary of the issuance date of, to convert all or any amount of the principal amount of the note then outstanding together with any accrued interest thereon into shares of the Company's common stock at a conversion price equal to a 40% discount of the lowest trading price for fifteen trading days prior to the date of conversion. The note bears interest at a rate of 10% per annum and include a $5,250 such that the price of the note was $57,750. During the three months ended March 31, 2022, $75,750 of principal and $4,449 of accrued interest on the notes was converted into 100,248,801 shares of common stock.

As of March 31, 2022 and December 31, 2021, the Company owed principal of $45,000 and $120,750, respectively. As of March 31, 2022, the Company owed $2,573 in accrued interest.

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

As of March 31, 2022, and December 31, 2021, the Company owed principal of $520,833 and $583,333, respectively. As of March 31, 2022, the Company owed $30,337 in accrued interest.

Convertible Note Payable- Sixth Street Lending

On November 16, 2021, the Company issued a promissory note in the aggregate principal amount of $60,738 to Sixth Street Lending (“SSL”). The promissory note has a one-time interest charge of 7,896 and is due one year from the issuance date. The Company paid $10,738 in deferred financing fees and received $50,000 of net proceeds. Upon default, the note is convertible at a price ("Conversion Price") for each share of Common Stock equal to 73% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the five prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer.

On January 10, 2022, the Company issued a promissory note in the aggregate principal amount of $43,750 to SSL. The promissory note bears interest at a rate of 8% and is due one year from the issuance date. The Company paid $3,750 in deferred financing fees and received $40,000 of net proceeds. The note is convertible at a price ("Conversion Price") for each share of Common Stock equal to $.0055 for the first 180 days and then at 65% of the average of the two lowest trading prices of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the fifteen prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer.

As of March 31, 2022, and December 31, 2021, the Company owed principal of $104,488 and $60,738, respectively. As of March 31, 2022, the Company owed $8,674 in accrued interest.

Convertible Note Payable- Coventry

On December 29, 2021, the Company issued a promissory note in the aggregate principal amount of $100,000 to Coventry (“Coventry”). The promissory note has a one-time interest charge of 10,000 and is due one year from the issuance date. The Company paid $20,000 in deferred financing fees and received $80,000 of net proceeds. The note is convertible at a price ("Conversion Price") for each share of Common Stock equal to 90% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the five prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer. In January 2022, the Company issued 10,000,000 shares of common stock for deferred financing fees with a value of $13,000 which was recorded as a debt discount to be amortized over the remaining term of the note.

As of March 31, 2022 and December 31, 2021, the Company owed an aggregate of $100,000 and $100,000 of principal. As of March 31, 2022, the Company owed $10,000 in accrued interest.

Convertible Note Payable-Firstfire

In July 2021, the Company issued a convertible promissory note in the aggregate principal amount of $268,750 to Firstfire Global Opportunities Fund LLC (“Firstfire”). The promissory note accrues interest at 12% per annum, is due one year from the issuance date and includes an original issuance discount and financing fees in the aggregate amount of $44,888 and received $200,963 of net proceeds. The note is convertible at any time at a conversion price of $0.005 per share. The Company also issued a five-year warrant to purchase up to 38,174,715 shares of its common stock to Firstfire, at an exercise price of $0.00704 per share. The aggregate debt discount of $245,851 is being amortized to interest expense over the respective terms of the note.

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

As of March 31, 2022 and December 31, 2021, the Company owed an aggregate of $0 and $243,750 of principal. As of March 31, 2022, the Company owed $0 in accrued interest.

Convertible Note Payable-Labrys

In June 2021, the Company issued a convertible promissory note in the aggregate principal amount of $537,500 to Labrys Funds, LP (“Labrys”). The promissory note accrues interest at 12% per annum, is due one year from the issuance date and includes an original issuance discount in the aggregate amount of $53,750. The Company also paid $33,750 in deferred financing fees and received $450,000 of net proceeds. The note is convertible at any time at a conversion price of $0.005 per share. The Company also issued a five-year warrant to purchase up to 76,349,431 shares of its common stock to Labrys, at an exercise price of $0.00704 per share. In addition, the Company issued five-year warrants to purchase up to 76,349,431 shares of its common stock to an investment banker for services, which warrants have an exercise price of $0.008448 per share. The aggregate debt discount of $533,526 is being amortized to interest expense over the respective terms of the note.

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

As of March 31, 2022 and December 31, 2021, the Company owed an aggregate of $0 and $99,975 of principal. As of March 31, 2022, the Company owed $0 in accrued interest.

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

As of March 31, 2022 and December 31, 2021, the Company owed an aggregate of $0 and $60,709 of principal. As of March 31, 2022, the Company owed $0 in accrued interest.

Convertible Note Payable- Geneva Roth Holdings

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

As of March 31, 2022 and December 31, 2021, the Company owed an aggregate of $97,939 and $33,278 of principal. As of March 31, 2022, the Company owed $13,684 in accrued interest.

Convertible Note Payable - Fourth Man LLC

In January 2022, the Company issued a convertible promissory note in the aggregate principal amount of $60,000 to Fourth Man, LLC (“Fourth Man”). The promissory note accrues interest at 12% per annum, is due one year from the issuance date and includes an original issuance discount in the aggregate amount of $6,000. The Company also paid $6,240 in deferred financing fees and received $47,760 of net proceeds. The note is convertible at any time at a conversion price of $0.0006 per share. The Company also issued 25,000,000 shares of its common stock for deferred financing fee. The aggregate debt discount of $42,240 is being amortized to interest expense over the respective terms of the note.

As of March 31, 2022, the Company owed an aggregate of $60,000 of principal. As of March 31, 2022, the Company owed $7,200 in accrued interest.

Revenue share agreement – Money Well Group

In March 2022, the Company entered into a revenue share in the aggregate principal amount of $89,940 to Money Well Group (“Money Well”). The agreement requires daily payments in the amount of $1,285 and includes an original issuance discount in the aggregate amount of $35,940 and received $54,000 of net proceeds. The aggregate debt discount of $35,940 is being amortized to interest expense over the respective terms of the note.

As of March 31, 2022, the Company owed an aggregate of $89,940 of principal. As of March 31, 2022, the Company owed $0 in accrued interest.

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

At March 31, 2022, the Company determined the aggregate fair value of embedded derivatives to be $1,646,127. The fair values were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 97.52% to 199.29%, (3) weighted average risk-free interest rate of 1.06% to 2.45%, (4) expected life of 0.5 to 4.2 years, (5) conversion prices of $0.00033 to $0.005 and (6) the Company's common stock price of $0.001 per share as of March 31, 2022.

For the three-month period ended March 31, 2022, the Company recorded a loss on the change in fair value of derivative liabilities of $1,026,929, which included a gain of $1,077,624 related to convertible notes payable, a gain of $50,695 related to the settlement of the fair value of derivatives as a result of repayments on the convertible notes, and also recognized a loss of $22,558 related to the excess of the fair value of derivatives at issuance above convertible note principle as a charge to interest expense. During the three months ended March 31, 2022, derivative liabilities of $233,069 were reclassified to additional paid in capital as a result of conversions of the underlying notes payable into common stock. For the period ended March 31, 2021 the Company recorded a loss on the change in fair value of derivative liabilities of $2,326,018, which included a gain of $649,961 related to convertible notes payable and an a loss of $694,754 related to the excess of the fair value of derivatives at issuance above convertible note principle as a charge to interest expense

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, the Company has designated and issued 10,000,000 shares of Class A Preferred Stock, and 2,000,000 of Class B Preferred Stock.

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

Common stock

The Company is authorized to issue 22,000,000,000 shares of no par value common stock as of March 31, 2022 and was authorized to issue 22,000,000,000 shares of $0.001 par value common stock as of December 31, 2021. As of February 4, 2022, we reduced the par value of our common stock from $0.001 per share to zero par value ($0.00) per share. As of March 31, 2022, and December 31, 2021, the Company had 9,439,551,063 and 7,122,806,264 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2022, the Company issued an aggregate of 1,166,431,600 shares of its common stock with respect to the settlement of convertible notes and interest accrued thereon of $1,051,555.

During the three months ended March 31, 2022, the Company issued a total net amount of 35,000,000 shares of its common stock with respect to deferred finance costs with an estimated value of $43,000.

During the three months ended March 31, 2022, the Company sold an aggregate of 625,500,000 shares of its common stock for $528,850.

During the three months ended March 31, 2022, the Company reclassified derivative liabilities to additional paid-in Capital with an estimated value of $233,069.

During the three months ended March 31, 2022, the Company issued 463,813,199 of its common stock in respect to the Company’s acquisition of cDistro in fiscal year 2021. Of this total, 282,326,369 shares were issued as part of the contingent consideration earn out agreement with the former owners of cDistro, whereby the owners earned $250,000 of the total $1,000,000 payout. The remaining 180,486,830 shares with a fair value if $234,632 were issued as part of the amendment to the consideration issued to the former owners in June 2021 due to the decrease in the Company’s stock price since the acquisition.

On January 17, 2020, the Company entered into an amendment to a convertible promissory note issued to Paladin Advisors, LLC. In connection with such amendment, the Company issued a warrant to purchase up to 5,750,000 shares of common stock of the Company to Paladin Advisors, LLC, which warrant may, under certain circumstances, be exercised on a cashless basis.

Options

As of March 31, 2022, there are no stock options outstanding.

Warrants

The following table summarizes the stock warrant activity for the three months ended March 31, 2022:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	145,302,385	$0.0033	2.8	$70,200
Granted	—	—	—	—
Exercised	—	—	—	—
Outstanding at March 31, 2022	145,302,385	$0.0033	2.55	$52,500
Exercisable at March 31, 2022	145,302,385	$0.0033	2.55	$52,500

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $0.0010 as of March 31, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

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

As of March 31, 2022 and December 31, 2021, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of March 31, 2022 and December 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of March 31, 2022 and December 31, 2021, in the amount of $1,646,127 and $749,756, respectively, have a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s level 3 financial liabilities for the three months ended March 31, 2022:

Debt Derivative
Balance, January 1, 2022	$749,756
Increase resulting from initial issuance of additional convertible notes payable recorded as debt discount	79,952
Increase resulting from initial issuances of additional convertible notes payable recorded as day one loss	22,558
Decreases resulting from conversion or payoff of convertible notes payable	(233,069)
Decreases resulting from payoff of convertible notes payable	(50,695)
Loss due to change in fair value included in earnings	1,077,624
Balance, March 31, 2022	$1,646,127

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended March 31, 2022, the Company’s stock price decreased significantly from initial valuations. Additionally, issuances at prices below the original issuance amounts for certain convertible notes resulted in resets of the exercise price on certain conversion options that are accounted for as derivative liabilities, resulting in an increase in the derivative liability and additional loss on change in the fair value. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 11 — RELATED PARTY TRANSACTIONS

As of March 31, 2022 and December 31, 2021, there were no related party advances outstanding. The Company’s current officer, who is also a stockholder of the Company, advanced funds to the Company for travel related and working capital purposes. On April 7, 2022, the Company made a promissory note in the principal amount of $59,743.96 to the Company’s officer and stockholder in compensation for those advanced expenses.

As of March 31, 2022, and December 31, 2021, accrued compensation due to officers and executives included as accrued compensation was $57,556 and $42,925, respectively.

At March 31, 2022 and December 31, 2021, there were no outstanding notes payable due to officers.

NOTE 12 – SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with and our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Through our wholly-owned subsidiary cDistro, Inc., a Nevada corporation, our wholly-owned CBD product distribution business, we distribute hemp and CBD products throughout the United States. Through cDistro, we distribute high quality hemp-derived cannabinoid products, as detailed on our cDistro website, www.cdistro.com. cDistro offers CBD brands along with smoke and vape shop related products to wholesalers, c-stores, specialty retailers, and consumers in North America. Through cDistro, we work exclusively with select manufacturers to deliver retail service and products at wholesale prices

Through our wholly owned subsidiary H Smart, Inc., a Delaware corporation, we develop and sell CBD products under the brand name hempSMART™. Our business also includes making selected investments and entering into joint ventures with start-up businesses in the legalized cannabis and hemp industries.

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

Global Hemp Group Scio Oregon Joint Venture. On May 8, 2018, we entered into a joint venture with Global Hemp Group, Inc., develop a project to commercialize the cultivation of industrial hemp on a 109-acre parcel of real property owned by the Company and Global Hemp Group in Scio, Oregon, and operating under the Oregon corporation Covered Bridges, Ltd. The joint venture agreement commits the Company to a cash contribution of $600,000 payable on the following funding schedule: $200,000 upon execution of the joint venture agreement; $238,780 by July 31, 2018; $126,445 by October 31, 2018; and, $34,775 by January 31, 2019. The Company has complied with its payments. The 2018 crop of hemp grown on the joint venture’s real property consisted of 33 acres of high yielding CBD hemp grown in an orchard style cultivation on the property. The 2018 harvest consisted of approximately 37,000 high yielding CBD hemp plants producing 24 tons of biomass that produced 48,000 pounds of dried biomass. However, there were delays with Global Hemp Group’s management and maintenance of the business and the biomass that caused degradation to the harvested crop affecting marketability. Additional issues and disputes arose between the Company and Global Hemp Group. These disputes led to the parties entering into a settlement agreement on September 28, 2020, whereby Global Hemp Group agreed to pay the Company $200,000 and issue common stock to the Company equal in value to $185,000 as of September 28, 2020, subject to a non-dilutive protection provision. Additionally, Global Hemp Group agreed to pay the Company $10,000 to cover the Company’s legal fees relating to the Agreement. In exchange for the settlement consideration, the Company agreed to relinquish its ownership interest in the joint venture.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

For the three months ended March 31, 2022 and 2021, we had net losses from continuing operations of $835,792 and $782,917, respectively, an increase of $52,875. This increase is due primarily to the effects of the restructuring of our sales team and strategies for 2022 as we work towards building stronger sales levels and invest in our operations for future efficiencies and to meet market demands as we continue to grow.

Revenues

The Company generated revenues of $561,321 and $34,930 for the three months ended March 31, 2022 and 2021, respectively. The increase of $526,391 is primarily attributed to the Company’s new acquisition cDistro that distributes CBD and hemp products throughout the USA.

 The following table identifies products and equipment lease revenues during the three months ended March 31, 2022 and 2021, respectively:

	March 31, 2022	March 31, 2021

Body Lotion	$—	$665
Brain	$924	$91
Drink Mix	$—	$143
Drops	$6,965	$19,364
Face Moisturizer	$—	$2,704
Pain Cream	$2,901	$11,755
Pet Drops	$1,124	$208
Bottles – Nic	$213	$—
Bottles – Salt Nic	$288	$—
Disposables–Tobacco – Free Nicotine	$303,914	$—
Kratom	$209,445	$—
Other cDistro products	$12,759	$—
Vape products	$290	$—
MCOA Equipment Lease rental	$22,500	$—
	$561,321	$34,930

Cost of sales

Costs of sales primarily consist of inventory cost and overhead, manufacturing, packaging, warehousing, shipping and direct labor costs attributable to our hempSMART products. For the three months ended March 31, 2022 and 2021, our total costs of sales were $510,262 and $25,180, respectively. The increase of $485,082 was primarily attributed to our new distributor acquisition cDistro purchases products from various CBD and hemp manufactures for resale.

Gross profit

For the three months ended March 31, 2022 and 2021, gross profit was $51,059 and $9,750, respectively. This increase of $41,309 was primarily attributed to our hempSMART product rebranding and the Company’s new acquisition cDistro that sells CBD and hemp products throughout the USA. We anticipate an increase in sales as we continue the deployment our new e-commerce program during the rest of 2022; however, no assurance can be provided that sales will increase. As a percentage of total revenues, gross profit was 9.1% and 27.9% for the three months ended March 31, 2022 and 2021, respectively.

Selling and marketing expenses

For the three months ended March 31, 2022 and 2021, selling and marketing expenses were $81,373 and $107,549, respectively. This decrease of $26,176 is due to more cost efficiencies in our marketing program as we focused more of our efforts on social media, for the three months ended March 31, 2022.

Payroll and related expenses

For the three months ended March 31, 2022 and 2021, payroll and related expenses were $276,913 and $138,145, respectively. This increase of $138,768, is mainly attributable to a $54,000 of salaries from our new acquisition cDistro as well as $65,577 from our new cannabis operations manager. In addition, $157,336 relates to an increase in CEO compensation and additional staffing during the three months ended March 31, 2022.

Stock-based compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. We record tock-based compensation expense in the same expense classifications in the statements of operations, as if such amounts were paid in cash. For the three months ended March 31, 2022 and 2021, stock-based compensation was $9,000 and $19,900, respectively. This decrease of $10,900 is due less equity issuances during the three months ended March 31, 2022.

General and administrative expenses

Other general and administrative expenses decreased to $468,515 for the three months ended March 31, 2022 compared to $525,682 for the three months ended March 31, 2021. General and administrative expenses include research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The decrease of $57,167 is attributed to an increase of $72,642 related to the Company’s acquisition of cDistro at $50,824 and our new subsidiary Hempsmart Brazil at $20,512. This was offset by a decrease for the three months ended March 31, 2022 in legal and consulting of $58,835 due to less legal expenses during the period as compared to March 31, 2021; a reduction of $20,000 in board of director fees as less equity was issued as compensation to the board of directors as compared to March 31, 2021; and a $44,410 reduction in consulting fees due to cost reduction measures.

Loss on change in fair value of derivative liabilities

During 2022 and 2021, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to calculate the fair value of the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss on changes in fair value of derivative liabilities of $1,026,929 and $2,326,018 for the three months ended March 31, 2022 and 2021, respectively.

Gain (loss) on settlement of debt

During the three months ended March 31, 2022 and 2021, we realized a loss on settlement of debt of $187,500 and $68,227, respectively. The loss was related primarily to the settlement in shares to a lender during the three months ended March 31, 2022.

Interest expense

Interest expense during the three months ended March 31, 2022 was $1,246,155 as compared to $1,100,962 for the three months ended March 31, 2021, an increase of $145,193. Interest expense primarily consists of interest incurred on our convertible debt and other debt. The debt discounts amortization and non-cash interest incurred during the three months ended March 31, 2022 and 2021 was $761,712 and $311,710, respectively. In addition, as of March 31, 2022 and 2021, we incurred a non-cash interest of $1,246,155 and $1,100,962, respectively, in connection with convertible notes.

Liquidity and Capital Resources

We have generated a net loss from continuing operations for the three months ended March 31, 2022 of $835,794 and used $678,108 of cash for operations. As of March 31, 2022, we had total assets of $8,105,699, which included cash of $243,712, Accounts receivable trade of $410,448, inventory of $206,194, prepaid insurance of $29,769. On October 6, 2021, the Company entered into an Asset Purchase Agreement, Management Services Agreement, Cooperation Agreement and Employment Agreement with VBF Brands, Inc. As consideration for the transaction, the Company agreed to assume two secured convertible promissory notes issued by SIGO to St. George Investments, LLC with a net balance of $4,091,378. Since the conditions of the acquisition of VBF haven’t been consummated, this assumed debt is recorded as an Other Current Asset. The company will determining the collectability of this assumed debt or allocation towards its investment in VBF during the second quarter of 2022.

During the three months ended March 31, 2022 and 2021, we met our capital requirements through a combination the sale of securities and convertible debt instruments. We will need to secure additional external funding in order to continue our operations. For the three months ended March 31, 2022, our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $526,760 and proceeds from the sale of common stock of $528,850, as compared to proceeds from issuance of notes payable of $535,000 for the three months ended March 31, 2021 and proceeds from sale of common stock of $1,245,000 for three months ended March 31, 2021..

Cash Flows from Operating Activities

For the three months ended March 31, 2022 and 2021, we used cash in operating activities of $678,108 and $962,359, respectively. This decrease of $284,251 is due primarily to a decrease in net loss for the three months ended March 31, 2022 of $3,290,292 as compared to $3,657,990 for the three months ended March 31, 2021. This was offset by the increase in cashflows from the change in the fair value of derivative liabilities as the balance was $1,026,929 for the three months ended March 31, 2022 as compared with $2,326,018 for the three months ended March 31, 2021.

Cash Flows from Investing Activities

During the three months ended March 31, 2022 and 2021, we used cash of $1,699 and $2,031, respectively, in investing activities related to our purchase of property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $822,043 which was primarily attributable to $526,760 from the issuance of notes and $528,850 from the sale of our common stock. During the three months ended March 31, 2021, net cash provided by financing activities was $1,529,870 which was attributable to $535,000 from the issuance of notes and $1,245,000 which was from the sale of our common stock.

Our business plans have not generated significant revenues and as of the date of this filing are not sufficient to generate adequate amounts of cash to meet our needs for cash. Our primary source of operating funds in 2022 and 2021 has been proceeds from the sale of our common stock and the issuance of convertible debt and other debt. We have experienced net losses from operations since inception, but expect these conditions to improve in the second half of 2021 and beyond as we develop direct sales and marketing programs. We had stockholders' deficiencies at March 31, 2022 and require additional financing to fund future operations. As of the date of this filing, and due to the early stages of operations, we have insufficient sales data to evaluate the amounts and certainties of cash flows, as well as whether there has been material variability in historical cash flows.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of March 31, 2022, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2022, our disclosure controls and procedures were not effective due to material weaknesses. Management has identified the following material weaknesses: our ability to prepare our financial statements in a timely manner and inadequate segregation of duties consistent with control objectives. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to create a new controller position and hire a controller in order to segregate duties within the accounting department consistent with control objectives. In addition, we also intend to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us and we are able to find a qualified person to fill such role.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Subsequent to December 31, 2021, the Company has sold a total of 90,000,000 shares of common stock at a fixed price of $0.001 per share for a total of $90,000 in cash to accredited investors under the Company’s active Regulation A offering.

Subsequent to December 31, 2021, the Company has sold a total of 706,250,000 shares of common stock at a fixed price of $0.0008 per share for a total of $565,000 in cash to accredited investors under the Company’s active Regulation A offering.

Subsequent to December 31, 2021, the Company has sold a total of 500,000,000 shares of common stock at a fixed price of $0.0002 per share for a total of $100,000 in cash to accredited investors under the Company’s active Regulation A offering.

On January 7, 2022, the Company issued 50,000,000 unrestricted shares of common stock to Power Up at a per-share conversion price of $0.001.

On January 10, 2022, the Company issued 166,224,700 unrestricted shares of common stock to Labrys at a per-share conversion price of $0.001.

On January 12, 2022, the Company issued 10,000,000 shares of restricted common stock to Coventry Enterprises at a per-share purchase price of $0.01.

On January 18, 2022, the Company issued 40,000,000 shares of common stock to GS Capital at a per-share conversion price of $0.001.

On January 20, 2022, the Company issued 25,000,000 shares of restricted common stock to Fourth Man at a per-share purchase price of $0.0024.

On January 26, 2022, the Company issued 180,486,830 shares of restricted common stock to Beach Labs in compensation under an earnout agreement at a per-share price of $0.0045.

On January 26, 2022, the Company issued 282,326,369 shares of restricted common stock to Beach Labs in compensation under a merger agreement at a per-share price of $0.0009.

On February 15, 2022, the Company issued 93,750,000 unrestricted shares of common stock to Bucktown at a per-share conversion price of $0.001.

On February 15, 2022, the Company issued 75,000,000 unrestricted shares of common stock to White Lion at a per-share conversion price of $0.001.

On March 1, 2022, the Company issued 31,850,737 shares of unrestricted common stock to GS Capital in conversion of a promissory note at a per-share conversion price of $0.0004.

On March 4, 2022, the Company issued 70,591,981 shares of unrestricted common stock to GS Capital in conversion of a promissory note at a per-share conversion price of $0.0004.

On March 18, 2022, the Company issued 71,320,322 shares of unrestricted common stock to GS Capital at a per-share conversion price of $0.0004.

On March 29, 2022, the Company issued 43,057,715 shares of unrestricted common stock to GS Capital at a per-share conversion price of $0.0004.

On March 29, 2022, the Company issued 40,670,034 shares of unrestricted common stock to GW Holdings at a per-share price of $0.0008.

On March 30, 2022, the Company issued 187,500,000 shares of unrestricted common stock to Bucktown Capital at a per-share price of $0.0008.

On March 30, 2022, the Company issued 38,762,344 shares of common stock to Dutchess Capital in partial conversion of a promissory note dated May 25, 2021, at a per-share conversion price of $0.00039.

On March 31, 2022, the Company issued 59,578,767 shares of unrestricted common stock to GW Holdings at a per-share price of $0.0008.

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

On April 11, 2022, the Company issued 12,500,000 shares of common stock to SRAX, Inc. at a per-share conversion price of $0.0016.

On May 5, 2022, the Company made a convertible promissory note in the principal amount of $110,000.00 pursuant to a securities purchase agreement with Dutchess Capital, which included the issuance of 37,500,000 commitment shares in common stock and 50,000,000 default shares in common stock, for total consideration of $100,000. The 50,000,000 default shares will be returned to the Company at the expiration of the promissory note, unless the Company defaults under the note.

The foregoing issuances were exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARIJUANA COMPANY OF AMERICA, INC.

Date: May 16, 2022	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

