Form 10-Q
period 2022-06-30
Marijuana Co of America, Inc.
filed 2022-08-22
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the issuer’s common stock, no par value per share, outstanding at August 22, 2022 was 13,316,028,930.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30, 2022	Dec 31, 2021

ASSETS
Current assets:
Cash	$43,064	$104,024
Accounts receivable, net	287,373	211,288
Inventory	144,954	252,199
Prepaid Insurance	—	61,705
Other current assets	123,572	2,133,640
Total current assets	598,963	2,762,856

Property and equipment, net	112,178	121,588

Other assets:
Long-term Investments	2,321,875	2,327,357
Goodwill	1,633,557	1,633,557
Intangible assets, net	1,020,000	1,110,000
Security deposit	4,541	4,541

Total assets	5,691,114	7,959,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	805,091	932,760
Accrued compensation	122,111	42,925
Accrued liabilities	406,180	270,689
Notes payable, related parties	20,000	20,000
Convertible notes payable, net of debt discount of $1,055,819 and $1,659,622, respectively	4,533,446	3,769,449
Contingent Liability - Acquisition	500,000	953,837
Subscriptions payable	752,961	989,594
Derivative liability	688,264	749,756
Total current liabilities	7,828,053	7,729,010

Total liabilities	7,828,053	7,729,010

Stockholders' (deficit:) equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	10,000	10,000
Class B preferred stock, $0.001 par value, 5,000,000 shares designated, 2,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	2,000	2,000
Common stock, no par value; 32,000,000,000 shares authorized; 12,380,532,543 and 7,122,806,264 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	100,489,308	96,730,659
Common stock to be issued, 1,000,000 and 1,000,000 shares, respectively	19,000	1,000
Treasury Stock	(60,000)	—
Accumulated other Comprehensive Income (loss)	(7,312)	(11,725)
Accumulated deficit	(102,589,935)	(96,501,045)
Total stockholders' (deficit) equity	(2,154,939)	230,889

Total liabilities and stockholders' (deficit) equity	$5,691,114	$7,959,899

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
UNAUDITED

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
REVENUES:
Sales	$258,628	$16,880	$819,949	$51,810
Total Revenues	258,628	16,880	819,949	51,810

Cost of sales	38,599	3,301	548,861	28,481

Gross Profit	220,029	13,579	271,088	23,329

OPERATING EXPENSES:
Depreciation and amortization	51,109	1,262	102,159	2,653
Selling and marketing	96,094	155,212	177,467	262,761
Payroll and related	260,211	132,257	537,124	270,402
Stock-based compensation	161,000	139,000	170,000	158,900
General and administrative	574,774	611,970	1,043,291	1,137,652
Total operating expenses	1,103,188	1,039,701	1,990,041	1,832,368

Net loss from operations	(883,159)	(1,026,122)	(1,718,953)	(1,809,039)

OTHER INCOME (EXPENSES):
Interest expense, net	(852,319)	(891,783)	(2,098,474)	(1,992,745)
Loss on equity investment	—	(394,194)	—	(394,194)
Impairment loss on Acquisition	(2,020,982)	—	(2,020,982)	—
Gain (loss) on change in fair value of derivative liabilities	957,862	696,729	(69,067)	(1,629,289)
Gain (loss) on trading securities	—	(115,997)	6,086	504,137
(Loss) gain on settlement of debt	—	(96,750)	(187,500)	(164,977)
Total other income (expense)	(1,915,439)	(801,995)	(4,369,937)	(3,677,068)

Net loss before income taxes	(2,798,598)	(1,828,117)	(6,088,890)	(5,486,107)

Income taxes (benefit)	—	—	—	—

NET LOSS	$(2,798,598)	$(1,828,117)	$(6,088,890)	$(5,486,107)

Foreign currency Translation Adjustment	6,961	0	4,413	0
Comprehensive Income	$(2,791,637)	$(1,828,117)	$(6,084,477)	$(5,486,107)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	10,157,215,172	4,837,346,227	9,525,611,678	4,465,632,479

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021
UNAUDITED

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Treasury Stock	Common Stock to be issued		Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Deficit	Loss	Total
Balance, December 31, 2020	10,000,000	$10,000	2,000,000	$2,000	3,136,774,841	$80,824,336	$—	11,892,411	$11,892	$(86,309,595)	$—	$(5,461,367)
Common stock issued for services rendered	—	—			21,000,020	140,900		—	—			140,900
Common stock issued in settlement of convertible notes payable and accrued interest	—	—			810,689,880	1,740,874		—	—	—		1,740,874
Issuance of common stock for settlement of liabilities	—	—			3,027,031	19,515		(10,892,411)	(10,892)			8,623
Issuance of common stock for settlement of liabilities - related parties	—	—			22,500,000	141,750			—			141,750
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—			400,000,000	—		—	—	—		—
Issuance of common shares					—	—		—	—			—
Sale of common stock	—	—			632,597,599	1,358,767		—	—	—		1,358,767
Common shares issued in settlement of legal case					—	—						—
Common shares cancelled by officer					—	—						—
Issuance of common stock for investments					41,935,484	650,000						650,000
Reclassification of derivative liabilities to common stock						5,975,670						5,975,670
Debt discount from warrants issued with convertible notes payable						446,026						446,026
Common stock issued for acquisition of business						1,352,337		265,164,070	265,164			1,617,501
Net Loss				—			—			(5,486,107)	—	(5,486,107)
Balance, June 30, 2021	10,000,000	$10,000	2,000,000	$2,000	5,068,524,855	$92,650,175	$—	266,164,070	$266,164	$(91,795,702)	$—	$1,132,637

See the accompanying notes to these unaudited condensed consolidated financial statements

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Treasury Stock	Common Stock to be issued		Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Deficit	Loss	Total
Balance, December 31, 2021	10,000,000	$10,000	2,000,000	$2,000	7,122,806,264	$96,730,659	$—	1,000,000	$1,000	$(96,501,045)	$(11,725)	$230,889
Common stock issued for services rendered	—	—			122,256,410	152,000		—	18,000			170,000
Common stock issued in settlement of convertible notes payable and accrued interest	—	—			1,303,931,600	1,171,554		—	—	—		1,171,554
Issuance of common stock for deferred finance costs	—	—			303,185,000	248,796		—	—			248,796
Sale of common stock	—	—			2,660,000,000	1,066,010		—	—	—		1,066,010
Treasury stock purchase							(60,000)					(60,000)
Common shares cancelled by officer					(30,000,000)	—						—
Reclassification of derivative liabilities to common stock						233,069						233,069
Debt discount from warrants issued with convertible notes payable						152,587						152,580
Common stock issued for contingent consideration					717,866,439	500,000						500,000
Common stock issued for subscriptions payable					180,486,830	234,633						234,633
Net Loss	—	—	—	—	—	—	—	—	—	(6,088,890)	4,413	(6,084,477)
Balance, June 30, 2022	10,000,000	$10,000	2,000,000	$2,000	12,380,532,543	$100,476,816	$(60,000)	1,000,000	$18,000	$(102,589,935)	$(7,312)	$(2,154,939)

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

UNAUDITED

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(6,088,890)	$(5,486,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,370,366	744,783
Depreciation and amortization	102,159	2,653
Bad debt expense	—	—
Loss on equity investment	—	394,194
Loss on VBF acquisition	2,020,982
Loss (Gain) on change in fair value of derivative liability	69,067	1,629,289
Interest expense recognized for the excess of fair value of derivative liability over net book value of notes payable at issuance	157,558	1,035,115
Stock-based compensation	170,000	140,900
Unrealized (Gain) Loss on trading securities	—	(504,137)
Loss on settlement of liabilities	187,500	168,272
Changes in operating assets and liabilities:
Accounts receivable	(76,085)	1,361
Inventories	107,245	(93,669)
Prepaid expenses and other current assets	50,791	37,309
Accounts payable	(124,185)	155,661
Accrued expenses and other current liabilities	417,951	(67,264)
Right-of-use assets	—	7,858
Right-of-use liabilities	—	(7,858)
Net cash (used in) operating activities	(1,635,541)	(1,841,640)

Cash flows from investing activities:
Purchases of property and equipment	(2,749)	(107,934)
Payment to establish joint venture	—	(30,898)
Acquisition of business	—	(150,607)
Net cash (used in) investing activities	(2,749)	(289,439)

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,250,664	1,508,250
Repayments of notes payable	(683,757)	(610,630)
Repayments to related parties	—	(20,000)
Repurchase of common stock	(60,000)	—
Proceeds from sale of common stock	1,066,010	1,358,767
Net cash provided by financing activities	1,572,917	2,236,387

Foreign exchange impact on cash	4,413	—

Net (decrease) increase in cash	(60,960)	105,308

Cash at beginning of period	104,024	74,503

Cash at end of period	$43,064	$179,811
	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$164,400	$—
Cash paid for taxes	$—	$—

Non cash financing activities:
Common stock issued in settlement of convertible notes payable	$759,054	$1,740,874
Reclassification of derivative liabilities to additional paid-in capital	$—	$5,975,670
Common stock issued for subscriptions payables	$234,633	$650,000
Common stock issued to settle liabilities	$—	$8,623
Common stock issued for acquisition of business	$500,000	$1,617,501
Debt discount from issuance of warrants	$152,587	$—
Common stock issued for deferred finance costs	$248,796	$—

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

On August 8, 2017, the Company formed H Smart, Inc., a Delaware corporation as a wholly owned subsidiary for the purpose of operating the hempSMART™ brand.

On January 11, 2021, the Company formed Hempsmart Global, Inc., a Nevada corporation, as a wholly owned subsidiary for the purpose of facilitating the Company’s Latin American joint ventures in Uruguay and Brazil.

On June 29, 2021, the Company acquired 100% of the capital stock of cDistro, Inc., a Nevada corporation, which is now a wholly owned subsidiary of the Company for the purpose of engaging in the distribution of hemp and CBD products to retail outlets in the North American market.

On July 20, 2021, the Company formed Salinas Diversified Ventures, Inc., a California corporation, as a wholly owned subsidiary for the purpose of consummating the asset purchase agreement with VBF Brands, Inc., see Note 6 for additional information.

On July 19, 2022, the Company formed H Smart, Inc., a California corporation, as a wholly owned subsidiary for the purpose of facilitating the sale and distribution of products in California.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries H Smart, Inc., Hempsmart Limited, cDistro, Inc. and MCOA CA, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements set forth in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 2022 (the “Annual Report”). Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, during the six months ended June 30, 2022, the Company incurred net losses from operations of $1,718,953 and used cash in operations of $1,635,541. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds for the six months ended June 30, 2022 was from funds generated from the issuance of convertible and non-convertible debt, and sale of common stock. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2022 and beyond as it continues to develop its business; however, no assurance can be provided that the Company will not continue to experience losses in the future. The Company has stockholders' deficiencies as of June 30, 2022 and requires additional financing to fund future operations.

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current GAAP. Revenue is now recognized in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition (“ASC Topic 606”). The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASC Topic 606 for its reporting period as of the year ended December 31, 2017, which made its implementation of ASC Topic 606 effective in the first quarter of 2018. The Company decided to implement the modified retrospective transition method to implement ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, the Company applied the new standards to all new contracts initiated on or after the effective date. The Company also decided to apply this method to any incomplete contracts it determined are subject to ASC Topic 606 prospectively. For the quarter ended June 30, 2022, there were no incomplete contracts. As is more fully discussed below, the Company is of the opinion that none of its contracts for services or products contain significant financing components that require revenue adjustment under ASC Topic 606.

Identification of Our Contracts with Customers

Contracts included in the Company’s application of ASC Topic 606 for the six months ended June 30, 2022 consisted solely of sales of the Company’s hempSMART™ and cDistro products. With respect to the Company’s financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended December 31, 2021 or 2020, or for the six months ended June 30, 2022.

In accordance with ASC Topic 606, the Company of the opinion that none of its hempSMART™ or cDistro product sales or offered consulting service, each of which are discussed below, have a significant financing component. The Company’s opinion is based upon the transactional basis for its product sales, with revenue recognized upon customer order, payment and shipment. The Company’s evaluation of the length of time between the customer order, payment and shipping is not a significant financing component because shipment occurs the same day as the order is placed and payment made by the customer. The Company’s evaluation of its consulting services is based upon recognizing revenue as the services are performed for a determinable price per hour. The Company only recognizes revenues as incurred and charge billable hours. Because the Company’s hourly fees for services are fixed and determinable and are only earned and recognized as revenue upon actual performance, the Company is of the opinion that such arrangements are not an indicator of a vendor or customer based significant financing that would materially change the amount of revenue the Company recognizes under the contract or would otherwise contain a significant financing component under ASC Topic 606.

Determination of the Price in Our Sales Contracts

The transaction prices in the Company’s sales contract are the amount of consideration the Company expects to be entitled to for transferring promised hempSMART™ and cDistro products. The consideration amount is fixed and not variable. The transaction price is allocated to the identified performance obligations in the contract. These allocated amounts are recognized as revenue when or as the performance obligations are fulfilled, which is concurrently upon receipt of payment. There are no future options for a contract when considering and determining the transaction price. The Company excludes amounts third parties will eventually collect, such as sales tax, when determining the transaction price. Since the timing between receiving consideration and transferring goods or services is immediate, the Company’s sales contract do not have a significant financing component, i.e., recognizing revenue at the amount that reflects the cash payment that the customer would have made at the time the goods or services were transferred to them (cash selling price), rather than significantly before or after the goods or services are provided.

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

Recognition of Revenue when the Performance Obligation is Satisfied

A performance obligation is satisfied when or as control of the good or service is transferred to the customer. ASC 606-10-20 defines control as “the ability to direct the use of, and obtain substantially all of the remaining benefits from, the asset.” For performance obligations that are fulfilled at a point in time, revenue is recognized at the fulfillment of the performance obligation. As noted above, the Company’s single performance obligation sales contracts are singularly related to its promise to provide the hempSMART™ and cDistro products to the customer upon receipt of payment, and upon completion, allows the Company to realize revenue under its revenue recognition policy.

With respect to the Company’s offered financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended December 31, 2021 and 2020 or for the six months ended June 30, 2022.

Identifying the Performance Obligations in Our Sales Contracts

In analyzing the Company’s sales contracts, the Company’s policy is to identify the distinct performance obligations in a sales contract arrangement. In determining the Company’s performance obligations under its sales contracts, the Company considers that the terms and conditions of sales are explicitly outlined in its sales contracts and are so distinct and identifiable within the context of each sales contract, and so are not integrated with other goods, or constitute a modification or customization of other goods in the Company’s contracts, or are highly dependent or highly integrated with other goods in the Company’s sales contracts. Thus, the Company’s performance obligations are singularly related to its promise to provide the hempSMART™ and cDistro products upon receipt of payment. The Company offers an assurance warranty on its hempSMART™ and cDistro products that allows a customer to return any hempSMART™ and cDistro products within 30 days if not satisfied for any reason. Assurance warranties are not identifiable performance obligations since they may be elected at the whim of the customer for any reason. However, the Company does account for returns of purchase prices, if made.

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

Consulting Services

The Company also offers professional services for financial accounting, bookkeeping and/or real property management consulting services based on consulting agreements. As of the date of this filing, the Company has not entered into any contracts for any financial accounting, bookkeeping and/or real property management consulting services that have generated reportable revenues as of the years ended December 31, 2021 or 2020 or the six months ended June 30, 2022. If and when the Company provides these professional services, it would intend and expect the arrangements to be entered into on an hourly fixed fee basis.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2022 and December 31, 2021, allowance for doubtful accounts was $3,267 and $3,267, respectively.

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

Cost of Sales

Cost of sales is comprised of cost of product sold, packaging, and shipping costs. We experience substantial variations in our gross margins since our primary operating subsidiary, cDistro, obtains significant discounts from vendors for paying invoices early.

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

The Company recognizes an acquired intangible asset apart from goodwill whenever the intangible asset arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their useful lives. Impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value. The following table summarizes the Company’s intangible assets:

	June 30, 2022	December 31, 2021
Trademarks (estimated 5-year life)	$500,000	$500,000
Licenses (estimated 10-year life)	600,000	600,000
Customer Relationships (estimated 5-year life)	100,000	100,000
Intangible assets, gross	1,200,000	1,200,000
Accumulated amortization	(180,000)	(90,000)
Intangible assets, net	$1,020,000	$1,110,000

We evaluate long-lived assets, including intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company completed an evaluation of goodwill and intangible assets at June 30, 2022 and determined that no impairment was necessary.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022 and December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short-term notes because they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $96,938 and $168,780 for the six months ended June 30, 2022 and 2021, respectively, as advertising costs.

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

The following table represents the Company’s hempSMART business for the six months ended June 30, 2022 and 2021:

hempSMART

STATEMENT OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	For the Three Months Ended		6 Months Ended	For the Three Months Ended		6 Months Ended
	March 31, 2022	June 30, 2022	June 30, 2022	March 31, 2021	June 30, 2021	June 30, 2021

Revenues	$11,914	$10,119	$22,033	$34,872	$16,537	$51,409

Cost of Goods Sold	6,097	5,642	11,739	25,032	3,301	28,333

Gross Profit	5,817	4,476	10,293	9,840	13,326	23,076

Expense
Stock Based Compensation	—	—	—	—	-	-
Selling and Marketing	77,905	22,460	100,365	97,812	150,881	248,693
Payroll and Related expenses	60,274	28,531	88,805	53,947	54,864	108,811
Depreciation Expense	5,289	5,259	10,548	1,391	1,391	2,782
General and Admin Expenses	114,072	96,731	210,803	55,801	95,864	151,665
Total Expense	257,540	152,981	410,521	208,951	303,000	511,951

Net Loss from Operations	$(251,723)	$(148,505)	$(400,228)	$(199,111)	$(289,764)	$(488,875)

cDistro Inc.

STATEMENT OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	For the Three Months Ended		6 Months Ended	For the Three Months Ended		6 Months Ended
	March 31, 2022	June 30, 2022	June 30, 2022	March 31, 2021	June 30, 2021	June 30, 2021

Revenues	$526,908	$226,009	$752,917	$-	$343	$343

Cost of Goods Sold	503,860	32,650	536,510	-	-	-

Gross Profit	23,048	193,359	216,407		343	343

Expense
Stock Based Compensation	—	—	—	—	-	-
Selling and Marketing	35	2,800	2,835	-	-	-
Payroll and Related expenses	54,000	70,000	124,000	-	-	-
Depreciation and amortization Expense	45,762	45,848	91,610	-	-	-
General and Admin Expenses	50,824	36,308	87,132	-	288	288
Total Expense	150,621	154,956	305,577	-	288	288

Net Income (Loss) from Operations	$(127,573)	$38,403	$(89,170)	$-	$55	$55

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of June 30, 2022 and 2021, the Company has not recorded any unrecognized tax benefits.

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

NOTE 5 – PROPERTY, MACHINERY AND EQUIPMENT

Property and equipment as of June 30, 2022 and December 31, 2021 is summarized as follows:

	June 30, 2022	December 31, 2021
Computer equipment	$31,855	$30,155
Furniture and fixtures	14,327	13,278
Machinery	104,102	104,102
Subtotal	150,284	147,535
Less: accumulated depreciation	(38,106)	(25,947)
Property, machinery and equipment, net	$112,178	$121,588

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

Depreciation expense was $12,158 and $2,653 for the six months ended June 30, 2022 and 2021, respectively.

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

Pursuant to the Joint Venture Agreements, the Company acquired a 70% equity interest in both HempSmart Brazil and HempSmart Uruguay, with a minority 30% equity interest in both HempSmart Brazil and HempSmart Uruguay being held by newly formed entities controlled by Guerrero. Pursuant to the Joint Venture Agreements, the Company agreed to provide capital in the amount of $50,000 to both HempSmart Brazil and HempSmart Uruguay, for a total capital outlay obligation of $100,000. It is expected that the proceeds of the initial capital contribution will be used for contracting with third-party manufacturing facilities in Brazil and Uruguay and related infrastructure and employment of key personnel. As of June 30, 2022, the Company has not initiated the capital contribution but is pending to be done in the third quarter.

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

Cannabis Global, Inc.

Joint Venture

On May 12, 2021, the Company entered into a joint venture agreement with Cannabis Global, Inc. (“Cannabis Global”) pursuant to which the Company will invest up to $250,000 into a newly formed entity (“MCOA Lynwood”) and Cannabis Global, through Natural Plant Extracts of California, Inc. (“Natural Plant”), an entity in which Cannabis Global owns a majority interest, will operate a regulated and licensed laboratory to manufacture various cannabis products in the State of California. As of June 30, 2022, the Company has invested $115,000.

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

As of the date of this filing, the conditions precedent to the closing of the Asset Purchase Agreement remain in the process of implementation, so that the Asset Purchase Agreement closing has not yet occurred pursuant to its terms. Legal counsel for MCOA is currently in the process of working with VBF, Salinas Diversified Ventures, and the relevant state and local governments to effect the change of control and license transfers necessary to close the Asset Purchase Agreement. During the three months ended June 30, 2022, based on the remote likelihood of the Company closing this acquisition, the Company recognized a loss of $2,020,982 related to the preliminary fair value of the business that was recognized as an other current asset during the year ended December 31, 2021 when the Company assumed the convertible promissory notes from SIGO with St. George.

MARIJUANA COMPANY OF AMERICA, INC.

INVESTMENT ROLL-FORWARD

AS OF JUNE 30, 2022

INVESTMENTS

	TOTAL	Consolidated	Cannabis Global			Hempsmart	Lynwood	Natural Plant	Salinas Ventures	VBF
	INVESTMENTS	Eliminations	Inc.	ECOX	C'Distro	Brazil	JV	Extract	Holding	BRANDS	Vivabuds

Investments made during quarter ended 03-31-19	0

Quarter 03-31-19 equity method Loss	0

Unrealized gains on trading securities - quarter ended 03-31-19	-	-	-	-	-	-	-	-	-	-	-
Balance @03-31-19	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0

Investments made during quarter ended 06-30-19	$3,073,588							$3,000,000			$73,588

Quarter 06-30-19 equity method Income (Loss)	($29,414)							($6,291)			($23,123)

Unrealized gains on trading securities - quarter ended 06-30-19	$0	-	-	-	-	-	-	-	-	-	-
Balance @06-30-19	$3,044,174	$0	$0	$0	$0	$0	$0	$2,993,709	$0	$0	$50,465

Investments made during quarter ended 09-30-19	$186,263										$186,263

Quarter 09-30-19 equity method Income (Loss)	($139,926)							($94,987)			($44,939)

Sale of trading securities during quarter ended 09-30-19	-	-	-	-	-	-	-	-	-	-	-

Unrealized gains on trading securities - quarter ended 09-30-19	$0
Balance @09-30-19	$3,090,511	$0	$0	$0	$0	$0	$0	$2,898,722	$0	$0	$191,789

Investments made during quarter ended 12-31-19	$129,812										$129,812

Quarter 12-31-19 equity method Income (Loss)	$(102,944)							$(23,865)			$(79,079)
Reversal of Equity method Loss for 2019	$272,285							$125,143			$147,142
Impairment of investment in 2019	$(2,306,085)							$(2,306,085)			$0
Loss on disposition of investment	$(389,664)										$(389,664)
Sale of trading securities during quarter ended 12-31-19	$0

Unrealized gains on trading securities - quarter ended 12-31-19	$0	-	-	-	-	-	-	-	-	-	-
Balance @12-31-19	$693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$0	$0

Equity Loss for Quarter ended 03-31-20	0

Recognize Joint venture liabilities per JV agreement @03-31-20	0

Impairment of Equity Loss for Quarter ended 03-31-20	0

Unrealized gains on trading securities - quarter ended 03-31-19	-	-	-	-	-	-	-	-	-	-	-
Balance @03-31-20	$693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$0	$0

Equity Loss for Quarter ended 06-30-20	0

Impairment of Equity Loss for Quarter ended 06-30-20	0

Sales of of trading securities - quarter ended 06-30-20	-	-	-	-	-	-	-	-	-	-	-
Balance @06-30-20	$693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$0	$0

Global Hemp Group trading securities issued	650,000		$650,000
Investment in Cannabis Global	0	-	-	-	-	-	-	-	-	-	-

Balance @09-30-20	$1,343,915	$0	$650,000	$0	$0	$0	$0	$693,915	$0	$0	$0

Unrealized gain on Global Hemp Group securities - 4th Quarter 2020	-	-	-	-	-	-	-	-	-	-	-
Unrealized gains on Cannabis Global Inc securities - 4th Quarter 2020	208,086		$208,086
Balance @12-31-20	$1,552,001	$0	$858,086	$0	$0	$0	$0	$693,915	$0	$0	$0

Investment in ECOX	650,000	-	-	$650,000	-	-	-	-	-	-	-

Balance @03-31-21	$2,202,001	$0	$858,086	$650,000	$0	$0	$0	$693,915	$0	$0	$0

Investments made during quarter ended 06-30-21	30,898						$30,898
Unrealized gain on Global Hemp Group securities - 2nd quarter 2021	-	-	-	-	-	-	-	-	-	-	-

Balance @06-30-21	$2,232,899	$0	$858,086	$650,000	$0	$0	$30,898	$693,915	$0	$0	$0

Investments made during quarter ended 09-30-21	68,200		$68,000						$200
Sale of short-term investments in quarter ended 09-30-21	0	-	-	-	-	-	-	-	-	-	-

Balance @09-30-21	$2,301,099	$0	$926,086	$650,000	$0	$0	$30,898	$693,915	$200	$0	$0

Investments made during quarter ended 12-31-21	5,087,079				$2,975,174	$90,923				$2,020,982
Consolidated Eliminations @12/31/21	(5,060,821)	(5,060,821)	-	-	-	-	-	-	-	-	-

Balance @12-31-21	$2,327,357	($5,060,821)	$926,086	$650,000	$2,975,174	$90,923	$30,898	$693,915	$200	$2,020,982	$0

Investments made during quarter ended 03-31-22	(26,458)	(26,458)	-	-	-	-	-	-	-	-	-

Balance @03-31-22	$2,300,899	($5,087,279)	$926,086	$650,000	$2,975,174	$90,923	$30,898	$693,915	$200	$2,020,982	$0

Investments made during quarter ended 06-30-22	20,976	-	-	-	-	$20,976	-	-	-	-	-

Balance @06-30-22	$2,321,875	($5,087,279)	$926,086	$650,000	$2,975,174	$111,899	$30,898	$693,915	$200	$2,020,982	$0

NOTE 7 – NOTES PAYABLE, RELATED PARTY

As of June 30, 2022 and December 31, 2021, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company as such have been evidenced by the issuance of notes to such officers and directors. The notes are unsecured, due on demand and accrue interest at a rate of 5% per annum. The balance due to Notes Payable Related Party as of June 30, 2022 and December 31, 2021 was $20,000 and $20,000 respectively. These notes are payable to the estate of Charles Larsen.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2022, the Company issued an aggregate of 1,303,931,600 shares of its common stock in settlement of issued convertible notes payable and accrued interest.

For the six months ended June 30, 2022 and June 30, 2021, the Company recorded amortization of debt discounts of $1,370,366 and $744,783, respectively, as a charge to interest expense.

Convertible notes payable are comprised of the following:

	June 30,	December 31,
	2022	2021
Lender	(Unaudited)	(Audited)
Convertible note payable – Labrys	$—	$99,975
Convertible note payable – FF Global Opportunities fund	—	243,750
Convertible note payable - Crown Bridge Partners	—	35,000
Convertible note payable – Beach Labs	458,334	583,333
Convertible note payable - GS Capital Partners LLC	70,000	82,000
Convertible note payable – Pinnacle Consulting Services, Inc.	30,000	30,000
Convertible note payable – Geneva Roth	—	97,939
Convertible note payable – Dutchess Capital	110,000	60,709
Convertible note payable – Coventry	68,572	100,000
Convertible note payable - GW Holdings	45,000	120,750
Convertible note payable – Sixth Street Lending	56,444	60,737
Convertible note payable – Fourth Man LLC	60,000	—
Convertible note payable – 1800 Diagonal Lending LLC	137,037	—
Convertible note payable – Mast Hill Fund	550,000	—
Convertible note payable - St. George	4,048,878	3,914,878
Total	5,589,265	5,429,071
Less debt discounts	(1,055,819)	(1,659,622)
Net	4,533,446	3,769,449
Less current portion	(4,533,446)	(3,769,449)
Long term portion	$—	$—

Convertible Note Payable-Mast Hill Fund

In May 2022, the Company issued a convertible promissory note in the aggregate principal amount of $550,000 to Mast Hill Fund, L.P (“Mast Hill”). The promissory note accrues interest at 12% per annum, is due one year from the issuance date and includes an original issuance discount in the aggregate amount of $55,000. The Company also paid $39,700 in deferred financing fees and received $455,300 of net proceeds. In the event of default, as defined in the agreement, the note is convertible at a conversion price of $0.0004 per share. The Company also issued a five-year warrants to purchase up to 200,000,000 shares of its common stock to Mast Hill, at an exercise price of $0.0004 per share. The aggregate debt discount of $391,835 is being amortized to interest expense over the respective terms of the note.

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

As of June 30, 2022 the Company owed an aggregate of $550,000 of principal. As of June 30, 2022, the Company owed $7,486 in accrued interest.

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

As of June 30, 2022 and December 31, 2021, the Company owed an aggregate of $0 and $99,975 of principal after the note was converted into common stock in full. As of June 30, 2022, the Company owed $0 in accrued interest.

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

During the three months ended June 30, 2022, the Company repaid Crown Bridge $50,000 in full settlement of the outstanding note. As of June 30, 2022 and December 31, 2021, the Company owed an aggregate of $0 and $35,000 of principal, respectively, on the notes.

Convertible Notes Payable-GS Capital Partners LLC

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

As of June 30, 2022 and December 31, 2021, the Company owed an aggregate of $70,000 and $82,000 of principal, respectively. As of June 30, 2022, the Company owed accrued interest of $2,302 on these convertible promissory notes. During the six months ended June 30, 2022, the lender converted $82,000 of principal and $46,112 of accrued interest into common stock, and the Company repaid $105,000 of principal with cash.

Convertible Notes Payable-St. George Investments

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

In May 2022, the Company issued a convertible promissory note in the amount of $57,500 of principal with Bucktown, Capital LLC. The Company received net proceeds of $50,000 after and original issue discount and fees of $7,500. The note matures in February 2023 and bear interest at 8% or 22% in the event of default. The note is convertible at the lender’s option at any time at a fixed price of $0.001 per common share, subject to normal adjustment for common stock splits.

 As of June 30, 2022 and December 31, 2021, the Company owed $4,048,878 and $3,914,878 of principal, respectively. As of June 30, 2022, the Company owed accrued interest of $248,341 on these convertible promissory notes. During the six months ended June 30, 2022, the lender converted $325,000 of principal into common stock.

Convertible Notes Payable - Robert L. Hymers III

On December 27, 2021, the Company issued convertible promissory notes in the aggregate principal amount of $30,000 to Pinnacle Consulting Services, Inc. (“Pinnacle”). The promissory note bears interest at 12.5% per annum, and is due one year from the respective issuance date of the note along with accrued and unpaid interest and includes an original issue discount (“OID”) of $5,000. Principal and interest to be payable as provided below on that date which is one year from the date of issuance (the “Maturity Date”).

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

As of June 30, 2022, and December 31, 2021, the Company owed an aggregate of $30,000 and $30,000 respectively. As of June 30, 2022, the Company owed accrued interest of $948 on this convertible promissory note.

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

As of June 30, 2022 and December 31, 2021, the Company owed principal of $0 and $120,750, respectively. As of June 30, 2022, the Company owed $0 in accrued interest. During the six months ended June 30, 2022, the lender converted $75,750 of principal and $4,449 of accrued interest into common stock, and the Company repaid $45,000 of principal and $27,068 of accrued interest with cash.

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

As of June 30, 2022, and December 31, 2021, the Company owed principal of $458,334 and $583,333, respectively. As of June 30, 2022, the Company owed $43,502 in accrued interest. During the six months ended June 30, 2022, the Company repaid $125,000 of this convertible note payable in cash.

Convertible Note Payable- Sixth Street Lending

On November 16, 2021, the Company issued a promissory note in the aggregate principal amount of $60,737 to Sixth Street Lending (“SSL”). The promissory note has a one-time interest charge of 7,896 and is due one year from the issuance date. The Company paid $10,738 in deferred financing fees and received $50,000 of net proceeds. Upon default, the note is convertible at a price ("Conversion Price") for each share of Common Stock equal to 73% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the five prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer.

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

As of June 30, 2022, and December 31, 2021, the Company owed principal of $56,444 and $60,737, respectively. As of June 30, 2022, the Company owed $9,558 in accrued interest. During the six months ended June 30, 2022, the Company repaid $48,043 of principal with cash.

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

As of June 30, 2022 and December 31, 2021, the Company owed an aggregate of $68,572 and $100,000 of principal. As of June 30, 2022, the Company owed $10,000 in accrued interest. During the six months ended June 30, 2022, the Company repaid $31,428 of principal with cash.

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

As of June 30, 2022 and December 31, 2021, the Company owed an aggregate of $0 and $243,750 of principal. As of June 30, 2022, the Company owed $0 in accrued interest. During the six months ended June 30, 2022, the lender converted $183,750 of principal and $32,250 of accrued interest into common stock, and the Company repaid $60,000 of principal with cash.

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

On May 5, 2022, the Company issued a convertible promissory note in the aggregate amount of $110,000 to Dutchess. The promissory note accrues interest at 10% per annum, is due one year from the issuance date. The Company paid $10,000 in deferred financing fees and received $100,000 of net proceeds. The Company also issued 87,500,00 shares of common stock to the lender as a deferred finance cost, with a fair value of $61,250. The shares and deferred financing fees are being amortized through the maturity date of the note.

In the event of default on the note by the Company, the holder of this Note is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of this Note then outstanding into shares of the Company's common stock (the "Common Stock") at a price ("Conversion Price") for each share of Common Stock equal to 80% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the 25 prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer.

As of June 30, 2022 and December 31, 2021, the Company owed an aggregate of $110,000 and $60,709 of principal. As of June 30, 2022, the Company owed $11,000 in accrued interest. During the six months ended June 30, 2022, the lender converted $14,302 of principal and $815 into common stock, and the Company repaid $46,407 of principal and $28,594 of accrued interest with cash.

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

As of June 30, 2022 and December 31, 2021, the Company owed an aggregate of $0 and $97,939 of principal. As of June 30, 2022, the Company owed $0 in accrued interest. The principal of $97,939 and accrued interest of $52,639 during the six months ended June 30, 2022.

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

As of June 30, 2022, the Company owed an aggregate of $60,000 of principal. As of June 30, 2022, the Company owed $9,020 in accrued interest.

Convertible Note Payable- 1800 Diagonal Lending LLC

On May 18, 2022, the Company issued a promissory note in the aggregate principal amount of $137,037 to 1800 Diagonal Lending LLC (“DLL”). The promissory note has a one-time interest charge of $16,444 and is due one year from the issuance date, and had an original issue discount of $18,433. The Company paid $3,750 in deferred financing fees and received $100,000 of net proceeds. Upon default, the note is convertible at a price ("Conversion Price") for each share of Common Stock equal to 73% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the five prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer.

As of June 30, 2022, and December 31, 2021, the Company owed principal of $56,444 and $60,738, respectively. As of June 30, 2022, the Company owed $9,558 in accrued interest.

Revenue share agreement – Money Well Group

In March 2022, the Company entered into a revenue share in the aggregate principal amount of $89,940 to Money Well Group (“Money Well”). The agreement requires daily payments in the amount of $1,285 and includes an original issuance discount in the aggregate amount of $35,940 and received $54,000 of net proceeds. The aggregate debt discount of $35,940 is being amortized to interest expense over the respective terms of the note. The note was fully repaid in cash by June 30, 2022.

Summary:

The Company has identified the embedded derivatives related to the above described notes and warrants. These embedded derivatives included certain conversion and reset features. The accounting treatment of derivative financial instruments requires that the Company record fair value of the derivatives as of the inception date of the note and to fair value as of each subsequent reporting date. See Note 10.

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

On February 26, 2021, the Company entered into a share exchange agreement (“ECOX Share Exchange Agreement”) with Eco Innovation Group, Inc. (“ECOX”) dated February 26, 2021, to acquire the number of shares of ECOX’s common stock, equal in value to $650,000 based on the per-share price of $0.06, in exchange for the number of shares of Company common stock equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date of the ECOX Share Exchange Agreement.  For both parties, the ECOX Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the ECOX Share Exchange Agreement to fall below $650,000. Based on the value of ECOX shares in the market as of June 30, 2021, the Company recorded a value for additional shares owed to ECOX pursuant to the ECOX Share Exchange Agreement of $329,572 as a subscription agreement along with a loss from equity investment of $391,194. As of June 30, 2022 41,935,484 shares of the Company’s common stock have been issued. As a result, the balance of subscriptions payable as of June 30, 2022 and December 31, 2021 was $772,961 and $989,594, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock (“Series A Preferred Stock”) as of June 30, 2022 and December 31, 2021 of which 10,000,000 shares are outstanding as of June 30, 2021. As of June 30, 2022 and December 31, 2021, the Company is authorized to issue 5,000,000 shares of Class B Preferred Stock of which 2,000,000 shares are issued and outstanding as of June 30, 2021.

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

Common stock

The Company is authorized to issue 32,000,000,000 shares of no par value common stock as of June 30, 2022. As of December 31, 2021, the Company was authorized to issue 10,000,000,000 shares of $0.001 par value common stock. As of June 30, 2022, and December 31, 2021, the Company had 12,380,532,543 and 7,122,806,264 shares of common stock issued and outstanding, respectively. As of August 22, 2022, there were 13,316,028,930 shares of the Company’s common stock issued and outstanding.

During the six months ended June 30, 2022, the Company issued an aggregate of 122,256,410 shares of its common stock for services with an estimated fair value of $152,000.

During the six months ended June 30, 2022, the Company issued an aggregate of 1,303,931,600 shares of its common stock, including shares related to warrants accounted for as liabilities, in settlement of $780,777 of principal on convertible notes payable, accrued interest of $108,777 and reclassified derivative liabilities of $233,069 to common stock in connection with the conversions.

During the six months ended June 30, 2022, the Company sold 2,660,000,000 of its common stock for an aggregate value of $1,066,010.

During the six months ended June 30, 2022, the Company issued 303,185,000 of its common stock for an aggregate value of $248,796 for deferred finance costs.

During the six months ended June 30, 2022, the Company reacquired its common stock of $60,000 returned as Treasury stock.

During the six months ended June 30, 2022, the Company’s officer cancelled 30,000,000 in commons stock.

During the six months ended June 30, 2022, the Company had Debt discount from warrants issued with convertible notes payable with an aggregate value of $152,587.

During the six months ended June 30, 2022, the Company issued 717,866,439 of its Common stock for contingent consideration for an aggregate value of $500,000.

During the six months ended June 30, 2022, the Company issued 180,486,830 of its common stock for subscriptions payable for an aggregate value of $234,633.

Options

As of June 30, 2022, the Company has no outstanding stock options.

Warrants

The following table summarizes the stock warrant activity for the six months ended June 30, 2022:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	145,302,385	$0.0033	2.80	$70,200
Granted	200,000,000	0.0004	5.00	—
Cancelled/Expired	(87,516,667)	0.0004	1.65	—
Increase due to reset provision	—	—	—	—
Exercised	—	—	—	—
Outstanding at June 30, 2022	257,785,718	$0.002	4.68	$—
Exercisable at June 30, 2022	257,785,718	$0.002	4.68	$—

Certain warrants issued to debt holders have reset provisions whereby upon subsequent issuances of common stock at a price below the current exercise price, the number of warrants increase and the exercise price is reduced to the new price. The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0004 as of June 30, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

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

As of June 30, 2022 and December 31, 2021, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of June 30, 2022 and December 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of June 30, 2022 and December 31, 2021, in the amount of $688,264 and $749,756, respectively, have a level 3 classification.

The fair values were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 171.74% to 199.29%, (3) weighted average risk-free interest rate of 2.51% to 2.99%, (4) expected life of 0.5 to 4.0 years, (5) conversion prices of $0.00033 to $0.006 and (6) the Company's common stock price of $0.0004 per share as of June 30, 2022.

For the six-month period ended June 30, 2022, the Company recorded a loss on the change in fair value of derivative liabilities of $69,067, which included a loss of $157,001 related to convertible notes payable, a gain of $87,934 related to the settlement of the fair value of derivatives as a result of repayments on the convertible notes, and also recognized a loss of $22,558 related to the excess of the fair value of derivatives at issuance above convertible note principle as a charge to interest expense. During the six months ended June 30, 2022, derivative liabilities of $233,069 were reclassified to common stock as a result of conversions of the underlying notes payable into common stock.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the three months ended June 30, 2022:

Debt Derivative
Balance, January 1, 2022	$749,756
Increase resulting from initial issuance of additional convertible notes payable recorded as debt discount	79,952
Increase resulting from initial issuances of additional convertible notes payable recorded as day one loss	22,558
Decreases resulting from conversion or payoff of convertible notes payable	(233,069)
Decreases resulting from payoff of convertible notes payable	(87,934)
Loss due to change in fair value included in earnings	157,001
Balance, June 30, 2022	$688,264

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended June 30, 2022, the Company’s stock price decreased significantly from initial valuations. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 11 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related   to business meetings and due diligence with respect to acquisition targets and working capital purposes. As of June 30, 2022 and December 31, 2021, the balance due to officers for travel and working capital purposes was $0 and $0, respectively.

As of June 30, 2022 and December 31, 2021, accrued compensation due to officers and executives included as accrued compensation was $121,111 and $42,925, respectively.

Related party sales contributed $0 and $0 to revenues for the three months ended June 30, 2022 and 2021, respectively, while related party sales contributed $0 and $0 to revenues for the six months ended June 30, 2022 and 2021, respectively. Related party sales were comprised of sales of the Company’s hempSMART products to the Company’s directors, officers, employees, and sales team members. No related party sales were for services. All sales were made at listed retail prices and were for cash consideration.

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

Investments

Share Exchange with Cannabis Global, Inc. On September 30, 2020, the Company entered into a securities exchange agreement with Cannabis Global, Inc. (OTC: CBGL), a Nevada corporation. By virtue of the agreement, the Company issued 650,000,000 shares of its unregistered common stock to Cannabis Global in exchange for 7,222,222 shares of Cannabis Global unregistered common stock. The Company and Cannabis Global also entered into a lock up leak out agreement, which prevents either party from sales of the exchanged shares for a period of 12 months. Thereafter the parties may sell not more than the quantity of shares equaling an aggregate maximum sale value of $20,000 per week, or $80,000 per month until all Shares and Exchange Shares are sold. Our transaction with Cannabis Global, Inc. is material and involves related parties, since Edward Manolos, our director and holder of Preferred Class A stock, is also a director and officer of Cannabis Global, Inc.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

For the three months ended June 30, 2022 and 2021, we had net losses from continuing operations of $883,159 and $1,026,122, respectively, an decrease of $142,963. This decrease is due primarily to the effects of a company-wide effort for overall reduction of General and Administrative expenses, as well as an increase in gross revenue.

Revenues

The Company generated revenues of $258,628 and $16,880 for the three months ended June 30, 2022 and 2021, respectively. The increase of $241,784 and is primarily attributed to the Company’s new acquisition cDistro that distributes CBD and hemp products throughout the USA.

The following table identifies products and equipment lease revenues during the three months ended June 30, 2022 and 2021, respectively:

	June 30, 2022	June 30, 2021

Body Lotion	$—	$403
Brain	$1,200	$270
Drink Mix	$—	$24
Drops	$4,965	$10,352
Face Moisturizer	$—	$89
Pain Cream	$2,669	$4,668
Pet Drops	$1,124	$732
Bottles – Nic	$33	$—
Bottles – Salt Nic	$288	$—
CBD Hempettes	$52,293
Disposables–Tobacco – Free Nicotine	$22	$—
Kratom	$26,257	$—
Other cDistro products	$24,239	$342
Vape products	$123,166	$—
MCOA Equipment Lease rental	$22,500	$—
	$258,628	$16,880

Cost of sales

For the three months ended June 30, 2022 and 2021, selling and marketing expenses were $96,094 and $155,212, respectively. This decrease of $59,118 is due to more cost efficiencies in our selling and marketing program as we focused more of our efforts on social media, for the three months ended June 30, 2022.

Gross profit

For three months ended June 30, 2022 and 2021, gross profit was $220,029 and $13,579, respectively. This increase of $206,450 was primarily attributed to the Company’s new acquisition cDistro that sells CBD and hemp products throughout the USA. We anticipate an increase in sales from our cDistro company as well as an increase in our hempsmart products as we continue the deployment our new e-commerce program during the rest of 2022; however, no assurance can be provided that sales will increase. As a percentage of total revenues, gross profit was 85.1% and 80.4% for the three months ended June 30, 2022 and 2021, respectively.

Selling and marketing expenses

For the three months ended June 30, 2022 and 2021, selling and marketing expenses were $56,094 and $155,212, respectively. This decrease of $19,118 is due to more cost efficiencies in our selling and marketing program as we focused more of our efforts on social media, for the three months ended June 30, 2022.

Payroll and related expenses

For the three months ended June 30, 2022 and 2021, payroll and related expenses were $260,211 and $132,257, respectively. This increase of $127,954, is mainly attributable to an increase in the CEO compensation and benefits of $27,000, new employee health insurance of $7,100, along with an increase in staffing during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, plus salaries from our new acquisition cDistro for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Stock-based compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. We record stock-based compensation expense in the same expense classifications in the statements of operations, as if such amounts were paid in cash. For the three months ended June 30, 2022 and 2021, stock-based compensation was $161,000 and $139,000, respectively. This increase of $22,000 is due primarily to a single issuance for consulting services during the three months ended June 30, 2022.

General and administrative expenses

Other general and administrative expenses increased to $686,774 for the three months ended June 30, 2022 compared to $574,970 for the three months ended June 30, 2021. General and administrative expenses include research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The decrease of $37,196 is attributed to an increase of $72,642 related to the Company’s acquisition of cDistro at $36,308 and our new subsidiary Hempsmart Brazil at $40,701. For the three months ended June 30, 2022, this was offset by a decrease in legal expenses of $147,000, a decrease in meals and entertainment $30,000, $29,000 decrease in meals and entertainment, a decrease in travel expenses of approximately $22,000 and a total of $32,000 in decreases related to stock broker fees, shipping costs and other outside services for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. In addition, for the three months ended June 30, 2022, consulting increased by $64,641 and investor relations increased by $9,100, all as compared to June 30, 2021.

Loss on change in fair value of derivative liabilities

For the three months ended June 30, 2022 and 2021, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to calculate the fair value of the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain on changes in fair value of derivative liabilities of $957,862 and $696,729for the three months ended June 30, 2022 and 2021, respectively.

Gain (loss) on settlement of debt

During the three months ended June 30, 2022 and 2021, we realized a loss on settlement of debt of $0 and $96,750, respectively. The loss was related primarily to the settlement in shares to a lenders during the three months ended June 30, 2021.

Interest expense

Interest expense during the three months ended June 30, 2022 was $852,319 as compared to $891,783 for the three months ended June 30, 2021 a decrease of $39,464. Interest expense primarily consists of interest incurred on our convertible debt and other debt. The debt discounts amortization and non-cash interest incurred during the three months ended June 30, 2022 and 2021 was $608,654 and $433,073, respectively. In addition, as of June 30, 2022 and 2021, we incurred a non-cash interest of $852,319 and $891,783, respectively, in connection with convertible notes.

Impairment (Loss) on Acquisition

During the three months ended June 30, 2022, the Company incurred a $2,020,982 impairment loss on an other current asset associated with the acquisition of VBF Brands Inc. which is currently under litigation.

Results of Operations

Comparison of the Six Months Ended June 30, 2022 and 2021

For the six months ended June 30, 2022 and 2021, we had net losses from continuing operations of $1,718,953 and $1,809,039, respectively, a decrease of $90,086. This decrease is due primarily to the effects of the restructuring of our sales team and strategies for 2022 as we work towards building stronger sales levels and invest in our operations for future efficiencies and to meet market demands as we continue to grow.

Revenues

The Company generated revenues of $819,949 and $51,810 for the six months ended June 30, 2022 and 2021, respectively. The increase of $768,139 and is primarily attributed to the Company’s new acquisition cDistro that distributes CBD and hemp products throughout the USA.

The following table identifies products and equipment lease revenues during the six months ended June 30, 2022 and 2021, respectively

	June 30, 2022	June 30, 2021

Body Lotion	$—	$1,068
Brain	$2,124	$361
Drink Mix	$—	$167
Drops	$11,930	$29,716
Face Moisturizer	$—	$2,793
Pain Cream	$5,570	$16,423
Pet Drops	$2,408	$940
Bottles – Nic	$246	$—
Bottles – Salt Nic	$288	$—
CBD Hempettes	$52,293	$—
Disposables–Tobacco – Free Nicotine	$303,936	$—
Kratom	$235,702	$—
Other cDistro products	$36,998	$342
Vape products	$123,455	$—
MCOA Equipment Lease rental	$45,000	$—
	$819,949	$51,810

Cost of sales

Costs of sales primarily consist of inventory cost and overhead, manufacturing, packaging, warehousing, shipping and direct labor costs attributable to our hempSMART products. For the six months ended June 30, 2022 and 2021, our total costs of sales were $548,861 and $28,481, respectively. The increase of $520,380 was primarily attributed to our new distributor acquisition cDistro purchases products from various CBD and hemp manufactures for resale.

Gross profit

For six months ended June 30, 2022 and 2021, gross profit was $271,088 and $23,329, respectively. This increase of $247,759 was primarily attributed to the Company’s new acquisition cDistro that sells CBD and hemp products throughout the USA. We anticipate an increase in sales from our cDistro company as well as an increase in our hempsmart products as we continue the deployment our new e-commerce program during the rest of 2022; however, no assurance can be provided that sales will increase. As a percentage of total revenues, gross profit was 33.1% and 45.0% for the six months ended June 30, 2022 and 2021, respectively.

Selling and marketing expenses

For the six months ended June 30, 2022 and 2021, selling and marketing expenses were $137,467 and $262,761, respectively. This decrease of $125,294 is due to more cost efficiencies in our selling and marketing program as we focused more of our efforts on social media, for the six months ended June 30, 2022.

Payroll and related expenses

For the six months ended June 30, 2022 and 2021, payroll and related expenses were $537,124 and $270,402, respectively. This increase of $266,722, is mainly attributable to an increase in the CEO compensation and benefits of $27,000, new employee health insurance of $16,346, $80,000 attributed to our new subsidiary Salinas Diversified Ventures, along with other payroll processing costs of approximately $20,000 plus salaries from our new acquisition cDistro of $124,000 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021

Stock-based compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. We record stock-based compensation expense in the same expense classifications in the statements of operations, as if such amounts were paid in cash. For the six months ended June 30, 2022 and 2021, stock-based compensation was $170,000 and $158,900, respectively. This increase of $11,100 is primarily to a single issuance for consulting during the three months ended June 30, 2022.

General and administrative expenses

Other general and administrative expenses remained relatively stable as it increased to $1,043,291 for the six months ended June 30, 2022 compared to $1,137,652 for the six months ended June 30, 2021. General and administrative expenses include research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment.

Loss on change in fair value of derivative liabilities

For the six months ended June 30, 2022 and 2021, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to calculate the fair value of the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss on changes in fair value of derivative liabilities of $69,067 and $1,629,289 for the six months ended June 30, 2022 and 2021, respectively.

Gain (loss) on settlement of debt

During the six months ended June 30, 2022 and 2021, we realized a loss on settlement of debt of $187,500 and $164,977, respectively. The loss was related primarily to the settlement in shares to lenders during the six months ended June 30, 2022 and 2021.

Interest expense

Interest expense during the six months ended June 30, 2022 was $2,098,474 as compared to $1,992,745 for the six months ended June 30, 2021 an increase of $105,729. Interest expense primarily consists of interest incurred on our convertible debt and other debt. The debt discounts amortization and non-cash interest incurred during the six months ended June 30, 2022 and 2021 was $1,370,366 and $744,783, respectively. In addition, as of June 30, 2022 and 2021, we incurred a non-cash interest of $2,098,474 and $1,992,745, respectively, in connection with convertible notes.

Impairment (Loss) on Acquisition

During the six months ended June 30, 2022, the Company incurred a $2,020,982 impairment loss on other current asset associated with the acquisition of VBF Brands Inc. which is currently under litigation.

Liquidity and Capital Resources

We have generated a net loss from continuing operations for the six months ended June 30, 2022 of $1,718,953 and used $1,635,541 of cash for operations. As of June 30, 2022, we had total assets of $5,691,114, which included cash of $43,064, Accounts receivable trade of $287,373, inventory of $144,954 and other current assets of $123,572. On October 6, 2021, the Company entered into an Asset Purchase Agreement, Management Services Agreement, Cooperation Agreement and Employment Agreement with VBF Brands, Inc. As consideration for the transaction, the Company agreed to assume two secured convertible promissory notes issued by SIGO to St. George Investments, LLC with a net balance of $4,091,378. Since the conditions of the acquisition of VBF haven’t been consummated, this assumed debt was recorded as an Other Current Asset. Based on the current conditions and at the suggestion of legal counsel, the company has determined a risk in the collectability of this asset and accordingly, has calculated an impairment loss of $2,020,982 as the acquisition continues to not be consummated as of June 30, 2022.

During the three months ended June 30, 2022 and 2021, we met our capital requirements through a combination the sale of securities and convertible debt instruments. We will need to secure additional external funding in order to continue our operations. For the six months ended June 30, 2022, our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $1,250,664 and proceeds from the sale of common stock of $1,066,010, as compared to proceeds from issuance of notes payable of $1,508,250 for the six months ended June 30, 2021 and proceeds from sale of common stock of $1,358,767 for six months ended June 30, 2021.

Cash Flows from Operating Activities

For the six months ended June 30, 2022 and 2021, we used cash in operating activities of $1,635,541 and $1,841,640, respectively. This decrease of $206,099 is due primarily to an increase in net loss for the six months ended June 30, 2022 of $6,096,397 as compared to $5,486,107 for the six months ended June 30, 2021. This was offset by the increase in cash flows from the impairment loss of the VBF acquisition asset of $2,020,982 and a decrease in accounts payable $124,185 and a decrease in accounts receivable of $76,085 for the six months for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Cash Flows from Investing Activities

During the three months ended June 30, 2022 and 2021, we used cash of $2,749 and 289,439, respectively, in investing activities related to our purchase of property and equipment for the six months ended June 30, 2022. In addition, we invested in joint ventures and acquisition of new business during the six months ended June 30, 2021.

Cash Flows from Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $1,572,917 which was primarily attributable to $1,250,664 from the issuance of notes and $1,066,010 from the sale of our common stock, this was offset by $683,757 of repayments of notes payable and a $60,000 repurchase of the company’s common stock. During the six months ended June 30, 2021, net cash provided by financing activities was $2,236,387 which was attributable to $1,508,250 from the issuance of notes and $1,358,767 which was from the sale of our common stock.

Our business plans have not generated significant revenues and as of the date of this filing are not sufficient to generate adequate amounts of cash to meet our needs for cash. Our primary source of operating funds in 2022 and 2021 has been proceeds from the sale of our common stock and the issuance of convertible debt and other debt. We have experienced net losses from operations since inception, but expect these conditions to improve in the second half of 2022 and beyond as we develop direct sales and marketing programs. We had stockholders' deficiencies at June 30, 2022 and require additional financing to fund future operations. As of the date of this filing, and due to the early stages of operations, we have insufficient sales data to evaluate the amounts and certainties of cash flows, as well as whether there has been material variability in historical cash flows.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of June 30, 2022, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures were not effective due to material weaknesses. Management has identified the following material weaknesses: our ability to prepare our financial statements in a timely manner and inadequate segregation of duties consistent with control objectives. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to create a new controller position and hire a controller in order to segregate duties within the accounting department consistent with control objectives. In addition, we also intend to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us and we are able to find a qualified person to fill such role.

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

Subsequent to December 31, 2021, the Company has sold a total of 2,020,000,000 shares of common stock at a fixed price of $0.0002 per share for a total of $404,000 in cash to accredited investors under the Company’s active Regulation A offering.

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

MARIJUANA COMPANY OF AMERICA, INC.

Date: August 22, 2022	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

