Form 10-Q
period 2022-09-30
Marijuana Co of America, Inc.
filed 2022-11-21
CIK 1078799

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the issuer’s common stock, no par value per share, outstanding at November 21, 2022 was 16,993,152,796.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$831	$104,024
Accounts receivable, net	240,351	211,288
Inventory	180,580	252,199
Prepaid Insurance	—	61,705
Other current assets	36,937	2,133,640
Total current assets	458,699	2,762,856

Property and equipment, net	106,069	121,588

Other assets:
Long-term Investments	285,733	2,327,357
Goodwill	1,633,557	1,633,557
Intangible assets, net	975,000	1,110,000
Security deposit	9,239	4,541

Total assets	3,468,297	7,959,899

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	998,027	932,760
Accrued compensation	333,951	42,925
Accrued liabilities	577,229	270,689
Notes payable, related parties	33,114	20,000
Convertible notes payable, net of debt discount of $756,068 and $1,659,622, respectively	4,830,335	3,769,449
Contingent Liability - Acquisition	500,000	953,837
Subscriptions payable	752,961	989,594
Derivative liability	956,795	749,756
Total current liabilities	8,982,412	7,729,010

Total liabilities	8,982,412	7,729,010

Stockholders' deficit:
Preferred stock, $0.001 par value, 50,000,000 shares authorized
Class A preferred stock, $0.001 par value, 10,000,000 shares designated, 10,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	10,000	10,000
Class B preferred stock, $0.001 par value, 5,000,000 shares designated, 2,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	2,000	2,000
Common stock, no par value; 32,000,000,000 shares authorized; 1,518,463,309 and 7,122,806,264 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	101,114,027	96,730,659
Common stock to be issued, 1,000,000 and 1,000,000 shares, respectively	19,000	1,000
Treasury Stock	(60,000)	—
Accumulated other Comprehensive (loss)	(31,666)	(11,725)
Accumulated (deficit)	(106,567,476)	(96,501,045)
Total stockholders' (deficit)	(5,514,115)	230,889

Total liabilities and stockholders' (deficit)	$3,468,297	$7,959,899

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

UNAUDITED

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
REVENUES:
Sales	$142,394	$442,178	$962,343	$493,988
Total Revenues	142,394	442,178	962,343	493,988

Cost of sales	58,200	378,491	607,061	406,972

Gross Profit	84,194	63,687	355,282	87,016

OPERATING EXPENSES:
Depreciation and amortization	51,108	3,697	153,267	6,350
Selling and marketing	43,835	167,664	221,302	430,425
Payroll and related	241,504	142,830	778,628	413,232
Stock-based compensation	9,000	529,393	179,000	688,293
General and administrative	631,514	639,767	1,674,805	1,777,419
Total operating expenses	976,961	1,483,351	3,007,002	3,315,719

Net loss from operations	(892,767)	(1,419,664)	(2,651,720)	(3,228,703)

OTHER INCOME (EXPENSES):
Interest expense, net	(761,060)	(549,363)	(2,859,534)	(2,542,108)
Loss on share exchange agreement		(340,984)		(735,178)
Impairment Loss on Intangible Asset	—	—	(2,020,982)	—
(Loss) Gain on change in fair value of derivative liabilities	(126,136)	1,177,610	(195,203)	(451,679)
Loss on equity investment	(2,009,254)	—	(2,009,254)	—
Unrealized Gain on trading securities	—		—	504,137
(Loss) Gain on sale of trading securities	—	(543,200)	6,086	(543,200)
Loss on settlement of debt	(148,324)	(88,990)	(335,824)	(253,967)
Total other income (expense)	(3,044,774)	(344,927)	(7,414,711)	(4,021,995)

Net loss before income taxes	(3,937,541)	(1,764,591)	(10,066,431)	(7,250,698)

Income taxes (benefit)	—	—	—	—

NET LOSS	$(3,937,541)	$(1,764,591)	$(10,066,431)	$(7,250,698)

Foreign currency Translation Adjustment	(17,393)	—	(19,941)	—
Comprehensive Loss	$(3,954,934)	$(1,764,591)	$(10,086,372)	$(7,250,698)

Loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted (after stock-split)	12,698,727,773	5,266,505,915	10,809,441,907	4,867,533,020

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

UNAUDITED

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Treasury	Common Stock to be issued		Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Deficit	Loss	Total
Balance, December 31, 2020	10,000,000	$10,000	2,000,000	$2,000	3,136,774,841	$80,824,336	$—	11,892,411	$11,892	$(86,309,595)	$—	$(5,461,367)
Common stock issued for services rendered	—	—			142,946,860	661,292		—	—			661,292
Common stock issued in settlement of convertible notes payable and accrued interest	—	—			905,667,530	1,960,056		29,226,275	29,226	—		1,989,282
Issuance of common stock for setlement of liabilities	—	—			3,027,031	19,515		(10,892,411)	(10,892)			8,623
Conversion of related party notes payable and accounts payable	—	—			22,500,000	141,750			—			141,750
Common stock issued in exchange for exercise of warrants on a cashless basis	—	—			462,844,406	—		—	—	—		—
Sale of common stock	—	—			742,297,599	1,638,126		—	—	—		1,638,126
Issuance of common stock for investments					691,935,484	1,300,000		608,065				1,300,000
Reclassification of derivative liabilities to additional paid in capital						6,270,052						6,270,052
Debt discount from warrants issued with convertible notes payable						716,953						716,953
Common stock issued for acquisition of business					265,164,070	1,617,501						1,617,501
Modification of notes payable						86,064						86,064
Net Loss		—		—		—	—	—	—	(7,250,698)	—	(7,250,698)
Balance, September 30, 2021	10,000,000	$10,000	2,000,000	$2,000	6,373,157,821	$95,235,645	$—	30,834,340	$30,226	$(93,560,293)	$—	$1,717,578

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Treasury	Common Stock to be issued		Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Stock	Shares	Amount	Deficit	Loss	Total
Balance, December 31, 2021	10,000,000	$10,000	2,000,000	$2,000	7,122,806,264	$96,730,659	$—	1,000,000	$1,000	$(96,501,045)	$(11,725)	230,889
Common stock issued to settle amounts previously accrued					1,333,508,170	273,403						273,403
Common stock issued for services rendered	—	—			122,256,410	152,000		—	18,000			170,000
Common stock issued in settlement of convertible notes payable and accrued interest	—	—			2,109,530,915	1,342,674		—	—	—		1,342,674
Issuance of common stock for deferred finance costs	—	—			387,821,466	276,687		—	—			276,687
Sale of common stock	—	—			3,458,888,889	1,218,315		—	—	—		1,218,315
Cancellation of shares upon settlement of SEC legal case					(218,532,087)	—
Treasury stock purchase							(60,000)					(60,000)
Common shares cancelled by officer					(30,000,000)	—						—
Reclassification of derivative liabilities to additional paid in capital						233,069						233,069
Debt discount from warrants issued with convertible notes payable						152,587						152,587
Common stock issued for contingent consideration					717,866,439	500,000						500,000
Common stock issued for subscriptions payable					180,486,830	234,633						234,633
Net Loss	—	—	—	—	—	—	—	—	—	(10,066,431)	(19,941)	(10,086,372)
Balance, September 30, 2022	10,000,000	$10,000	2,000,000	$2,000	15,184,633,309	$101,114,027	$(60,000)	1,000,000	$19,000	$(106,567,476)	$(31,666)	(5,514,115)

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

UNAUDITED

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(10,066,431)	$(7,250,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,010,783	1,232,641
Depreciation and amortization	153,267	5,753
Bad debt expense	72,581	34,359
Loss on equity investment	2,009,254	735,178
Loss on VBF acquisition	2,020,982	—
Loss (Gain) on change in fair value of derivative liability	195,203	451,679
Interest expense recognized for the excess of fair value of derivative liability over net book value of notes payable at issuance	194,984	1,035,115
Stock-based compensation	404,633	661,292
Unrealized Gain on trading securities	—	(504,137)
Loss on sale of trading securities	—	543,200
Loss on settlement of liabilities	335,824	256,336
Changes in operating assets and liabilities:
Accounts receivable	(101,644)	(5,496)
Inventories	71,619	(90,561)
Prepaid expenses and other current assets	132,728	(161,352)
Accounts payable	735,480	386,122
Accrued expenses and other current liabilities	12,752	(23,063)
Right-of-use assets	—	7,858
Right-of-use liabilities	—	(7,858)
Net cash (used in) operating activities	(1,757,153)	(2,693,632)

Cash flows from investing activities:
Purchases of property and equipment	(2,748)	(121,603)
Payment to establish joint venture	—	(99,098)
Proceeds from sale of investments		190,401
Acquisition of business	—	(155,550)
Net cash (used in) investing activities	(2,748)	(185,850)

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,649,980	2,065,863
Repayments of notes payable	(1,144,760)	(626,005)
Proceeds from related parties	13,114	—
Repayments to related parties	—	(20,000)
Repurchase of common stock	(60,000)	—
Proceeds from sale of common stock	1,218,315	1,492,851
Net cash provided by financing activities	1,676,649	2,912,709

Foreign exchange impact on cash	(19,941)	—

Net (decrease) increase in cash	(103,193)	33,227

Cash at beginning of period	104,024	74,503

Cash at end of period	$831	$107,730

Supplemental disclosure of cash flow information:
Cash paid for interest	—	—
Cash paid for taxes	—	—

Non cash financing activities:
Common stock issued in settlement of convertible notes payable	$930,174	$1,989,282
Reclassification of derivative liabilities to additional paid-in capital	$—	$6,270,052
Common stock issued for investment	$234,633	$1,300,000
Common stock issued to settle liabilities	$—	$8,623
Common stock issued for acquisition of business	$500,000	$1,617,501
Common stock issued for deferred finance costs	$276,687	$—

See the accompanying notes to these unaudited condensed consolidated financial statements

MARIJUANA COMPANY OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

On, July 20, 2021, the Company formed Salinas Diversified Ventures, Inc., a California corporation, as a wholly owned subsidiary for the purpose of consummating the asset purchase agreement with VBF Brands, Inc.

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

The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements set forth in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 16, 2022 (the “Annual Report”). Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, during the nine months ended September 30, 2022, the Company incurred net losses from operations of $2,651,720 and used cash in operations of $1,757,153. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's primary source of operating funds for the nine months ended September 30, 2022 was from funds generated from the issuance of convertible and non-convertible debt. The Company has experienced net losses from operations since inception, but expects these conditions to improve in 2022 and beyond as it continues to develop its business; however, no assurance can be provided that the Company will not continue to experience losses in the future. The Company has stockholders' deficiencies as of September 30, 2022 and requires additional financing to fund future operations.

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

Revenue Recognition

For annual reporting periods after December 15, 2017, the Financial Accounting Standards Board (“FASB”) made effective Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers,” to supersede previous revenue recognition guidance under current GAAP. Revenue is now recognized in accordance with FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue Recognition (“ASC Topic 606”). The objective of the guidance is to establish the principles that an entity shall apply to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with a customer. The core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Two options were made available for implementation of the standard: the full retrospective approach or modified retrospective approach. The guidance became effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASC Topic 606 for its reporting period as of the year ended December 31, 2017, which made its implementation of ASC Topic 606 effective in the first quarter of 2018. The Company decided to implement the modified retrospective transition method to implement ASC Topic 606, with no restatement of the comparative periods presented. Using this transition method, the Company applied the new standards to all new contracts initiated on or after the effective date. The Company also decided to apply this method to any incomplete contracts it determined are subject to ASC Topic 606 prospectively. For the quarter ended September 30, 2022, there were no incomplete contracts. As is more fully discussed below, the Company is of the opinion that none of its contracts for services or products contain significant financing components that require revenue adjustment under ASC Topic 606.

Identification of Our Contracts with Customers

Contracts included in the Company’s application of ASC Topic 606 for the quarter ended September 30, 2022 consisted solely of sales of the Company’s hempSMART™ and cDistro products. With respect to the Company’s financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended December 31, 2021 or 2020, or for the quarter ended September 30, 2022.

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

With respect to the Company’s offered financial accounting, bookkeeping and/or real property management consulting services, to date no contracts have been entered into, and thus no reportable revenues have resulted for the fiscal years ended December 31, 2021 and 2020 or for the quarter ended September 30, 2022.

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

Consulting Services

The Company also offers professional services for financial accounting, bookkeeping and/or real property management consulting services based on consulting agreements. As of the date of this filing, the Company has not entered into any contracts for any financial accounting, bookkeeping and/or real property management consulting services that have generated reportable revenues as of the years ended December 31, 2021 or 2020 or the quarter ended September 30, 2022. If and when the Company provides these professional services, it would intend and expect the arrangements to be entered into on an hourly fixed fee basis.

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

Allowance for Doubtful Accounts

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2022 and December 31, 2021, allowance for doubtful accounts was $36,340 and $3,267, respectively.

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

	September 30, 2022	December 31, 2021
Trademarks (estimated 5-year life)	$500,000	$500,000
Licenses (estimated 10-year life)	600,000	600,000
Customer Relationships (estimated 5-year life)	100,000	100,000
Intangible assets, gross	1,200,000	1,200,000
Accumulated amortization	(225,000)	(90,000)
Intangible assets, net	$975,000	$1,110,000

We evaluate long-lived assets, including intangible assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Upon such an occurrence, recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to forecasted undiscounted net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. For long-lived assets held for sale, assets are written down to fair value, less cost to sell. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending upon the nature of the assets. The Company completed an evaluation of goodwill and intangible assets at September 30, 2022 and determined that no impairment was necessary.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022 and December 31, 2021. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash, accounts payables and short-term notes because they are short term in nature.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company charged to operations $105,144 and $183,491 for the nine months ended September 30, 2022 and 2021, respectively, as advertising costs.

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

The following table represents the Company’s hempSMART business for the nine months ended September 30, 2022 and 2021:

hempSMART

STATEMENT OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

* The Company has begun the phase-out of this business in the USA during 2022

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenues	$—	$22,351	$15,537	$73,760
Cost of Sales	482	19,435	5,725	47,769
Gross profit	(482)	2,916	9,812	25,991

Operating Expenses
Depreciation expense	5,259	3,100	15,808	5,881
Selling and Marketing expenses	66,024	105,757	157,576	363,796
Payroll and related	19,860	56,988	108,665	165,800
Stock-based Compensation	—	104,685	—	104,685
General and administrative expenses	132,612	87,517	306,715	284,182
Total Expenses	233,755	358,047	588,764	924,344

Net Loss from Operations	$(234,237)	$(355,131)	$(578,952)	$(898,353)

The following table represents the Company’s cDistro business for the nine months ended September 30, 2022 and 2021:

cDistro Inc.

STATEMENT OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Revenues	$111,908	$407,246	$864,825	$407,589
Cost of Sales	51,324	359,056	587,834	359,056
Gross profit	60,584	48,190	276,991	48,533

Operating Expenses
Depreciation expense	45,849	597	137,459	597
Selling and Marketing expenses	259	3,696	6,122	3,696
Payroll and related	75,053	45,000	199,053	45,000
General and administrative expenses	0	94,650	138,289	94,938
Total Expenses	121,161	143,943	480,923	144,231

Net Loss from Operations	$(60,577)	$(95,753)	$(203,932)	$(95,698)

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities based on the technical merits of the position. The tax benefits recognized in the condensed consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2022 and 2021, the Company has not recorded any unrecognized tax benefits.

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

NOTE 5 – PROPERTY, MACHINERY AND EQUIPMENT

Property and equipment as of September 30, 2022 and December 31, 2021 is summarized as follows:

	September 30, 2022	December 31, 2021
Computer equipment	$31,855	$30,155
Furniture and fixtures	14,327	13,278
Machinery	104,102	104,102
Subtotal	150,284	147,535
Less: accumulated depreciation	(44,214)	(25,947)
Property, machinery and equipment, net	$106,069	$121,588

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

Depreciation expense was $18,267 and $5,753 for the nine months ended September 30, 2022 and 2021, respectively.

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

During the nine months ended September 30, 2022, the Company recorded an impairment on the investment in the amount of $142,567.

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

Pursuant to the Joint Venture Agreements, the Company acquired a 70% equity interest in both HempSmart Brazil and HempSmart Uruguay, with a minority 30% equity interest in both HempSmart Brazil and HempSmart Uruguay being held by newly formed entities controlled by Guerrero. Pursuant to the Joint Venture Agreements, the Company agreed to provide capital in the amount of $50,000 to both HempSmart Brazil and HempSmart Uruguay, for a total capital outlay obligation of $100,000. It is expected that the proceeds of the initial capital contribution will be used for contracting with third-party manufacturing facilities in Brazil and Uruguay and related infrastructure and employment of key personnel. As of September 30, 2022, the Company has not initiated the capital contribution.

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

Cannabis Global, Inc.

Joint Venture

On May 12, 2021, the Company entered into a joint venture agreement with Cannabis Global, Inc. (“Cannabis Global”) pursuant to which the Company will invest up to $250,000 into a newly formed entity (“MCOA Lynwood”) and Cannabis Global, through Natural Plant Extracts of California, Inc. (“Natural Plant”), an entity in which Cannabis Global owns a majority interest, will operate a regulated and licensed laboratory to manufacture various cannabis products in the State of California. As of September 30, 2022, the Company has invested $115,000.

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

During the nine months ended September 30, 2022, the Company recorded an impairment on the investment in the amount of $852,597.

Eco Innovation Group Inc.

Share Exchange

On February 26, 2021, the Company entered into a Share Exchange Agreement with Eco Innovation Group, Inc., a Nevada corporation quoted on OTC Markets Pink (“ECOX”) dated February 26, 2021, to acquire the number of shares of ECOX’s common stock, par value $0.001, equal in value to $650,000 based on the per-share price of $0.06, in exchange for the number of shares of Company common stock, par value $0.001, equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date (the “Share Exchange Agreement”). For both parties, the Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the Share Exchange Agreement to fall below $650,000. As of September 30, 2022, the Company owed ECOX an additional 64,621,893 with an estimated value of $394,194 related to the ECOX Share Exchange Agreement. The investment balance is $650,000, with a liability of $394,194 included in subscriptions payable related to the value of the additional shares to be issued. The Company recognized a loss of $394,194 related to the shares to be issued.

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

On September 30, 2022, the closing price of the Company’s common stock was $0.0155, so that the number of shares of Company common stock issuable to ECOX under the Share Exchange Agreement was 41,935,484. As a result of the transactions pursuant to the Share Exchange Agreement, the Company will have 4,179,073,945 shares of common stock outstanding, with the shares issued to ECOX pursuant to the Share Exchange Agreement representing 1.00% of the Company’s outstanding shares.

For the quarter ended September 30, 2022, the Company recorded a Loss on Equity Investment and corresponding increase in Subscriptions Payable of $394,194 to address the decline in the Company's stock price from the original issuance price of $.0155.

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

BF owns various fixed assets including machinery and equipment, a lease for a 10,000 square foot facility located at 20420 Spence Road, Salinas, California, 93908, leasehold improvements, good-will, inventory, tradenames including “VBF Brands,” trade secrets, intellectual property, and other tangible and intangible properties, including licenses issued by the City of Salinas, County of Monterey, and the State of California to operate a licensed cannabis nursery, cultivation facility, and operations for the manufacturing and distribution of cannabis and cannabis products.

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

As of the date of this filing, the conditions precedent to the closing of the Asset Purchase Agreement remain in the process of implementation, so that the Asset Purchase Agreement closing has not yet occurred pursuant to its terms. Legal counsel for MCOA is currently in the process of working with VBF, Salinas Diversified Ventures, and the relevant state and local governments to effect the change of control and license transfers necessary to close the Asset Purchase Agreement. During the nine months ended September 30, 2022, based on the remote likelihood of the Company closing this acquisition, the Company recognized a loss of $2,020,982 related to the preliminary fair value of the business that was recognized as an other current asset during the year ended December 31, 2021 when the Company assumed the convertible promissory notes from SIGO with St. George.

MARIJUANA COMPANY OF AMERICA, INC.

INVESTMENT ROLL-FORWARD

AS OF SEPTEMBER 30, 2022

INVESTMENTS AS OF SEPTEMBER 30, 2022

	TOTAL	Consolidated	Cannabis Global			Hempsmart	Lynwood	Natural Plant	Salinas Ventures	VBF
	INVESTMENTS	Eliminations	Inc.	ECOX	C'Distro	Brazil	JV	Extract	Holding	BRANDS	Vivabuds

Investments made during quarter ended 03-31-19	0
Quarter 03-31-19 equity method Loss	0
Unrealized gains on trading securities - quarter ended 03-31-19	-	-	-	-	-	-	-	-	-	-	-
Balance @03-31-19	0	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0

Investments made during quarter ended 06-30-19	3,073,588							$3,000,000			$73,588
Quarter 06-30-19 equity method Income (Loss)	(29,414)							$(6,291)			$(23,123)
Unrealized gains on trading securities - quarter ended 06-30-19	0	-	-	-	-	-	-	-	-	-	-
Balance @06-30-19	3,044,174	$0	$0	$0	$0	$0	$0	$2,993,709	$0	$0	$50,465

Investments made during quarter ended 09-30-19	186,263										$186,263
Quarter 09-30-19 equity method Income (Loss)	(139,926)							$(94,987)			$(44,939)
Sale of trading securities during quarter ended 09-30-19
Unrealized gains on trading securities - quarter ended 09-30-19	0	-	-	-	-	-	-	-	-	-	-
Balance @09-30-19	3,090,511	$0	$0	$0	$0	$0	$0	$2,898,722	$0	$0	$191,789

Investments made during quarter ended 12-31-19	129,812										$129,812
Quarter 12-31-19 equity method Income (Loss)	(102,944)							$(23,865)			$(79,079)
Reversal of Equity method Loss for 2019	272,285							$125,143			$147,142
Impairment of investment in 2019	(2,306,085)							$(2,306,085)			$0
Loss on disposition of investment	(389,664)										$(389,664)
Sale of trading securities during quarter ended 12-31-19	0
Unrealized gains on trading securities - quarter ended 12-31-19	0	-	-	-	-	-	-	-	-	-	-
Balance @12-31-19	693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$0	$0

Equity Loss for Quarter ended 03-31-20	0
Recognize Joint venture liabilities per JV agreement @03-31-20	0
Impairment of Equity Loss for Quarter ended 03-31-20	0
Unrealized gains on trading securities - quarter ended 03-31-19	-	-	-	-	-	-	-	-	-	-	-
Balance @03-31-20	693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$0	$0

Equity Loss for Quarter ended 06-30-20	0
Impairment of Equity Loss for Quarter ended 06-30-20	0
Sales of of trading securities - quarter ended 06-30-20	-	-	-	-	-	-	-	-	-	-	-
Balance @06-30-20	693,915	$0	$0	$0	$0	$0	$0	$693,915	$0	$0	$0

Global Hemp Group trading securities issued	650,000		$650,000
Investment in Cannabis Global	0	-	-	-	-	-	-	-	-	-	-
Balance @09-30-20	1,343,915	$0	$650,000	$0	$0	$0	$0	$693,915	$0	$0	$0

Unrealized gain on Global Hemp Group securities - 4th Quarter 2020	-	-	-	-	-	-	-	-	-	-	-
Unrealized gains on Cannabis Global Inc securities - 4th Quarter 2020	208,086		$208,086
Balance @12-31-20	1,552,001	$0	$858,086	$0	$0	$0	$0	$693,915	$0	$0	$0

Investment in ECOX	650,000	-	-	$650,000	-	-	-	-	-	-	-
Balance @03-31-21	2,202,001	$0	$858,086	$650,000	$0	$0	$0	$693,915	$0	$0	$0

Investments made during quarter ended 06-30-21	30,898						$30,898
Unrealized gain on Global Hemp Group securities - 2nd quarter 2021	-	-	-	-	-	-	-	-	-	-	-
Balance @06-30-21	2,232,899	$0	$858,086	$650,000	$0	$0	$30,898	$693,915	$0	$0	$0

Investments made during quarter ended 09-30-21	68,200		$68,000						$200
Sale of short-term investments in quarter ended 09-30-21	0	-	-	-	-	-	-	-	-	-	-
Balance @09-30-21	2,301,099	$0	$926,086	$650,000	$0	$0	$30,898	$693,915	$200	$0	$0

Investments made during quarter ended 12-31-21	5,087,079				$2,975,174	$90,923				$2,020,982
Consolidated Eliminations @12/31/21	(5,060,821)	(5,060,821)	-	-	-	-	-	-	-	-	-
Balance @12-31-21	2,327,357	$(5,060,821)	$926,086	$650,000	$2,975,174	$90,923	$30,898	$693,915	$200	$2,020,982	$0

Investments made during quarter ended 03-31-22	(26,458)	(26,458)	-	-	-	-	-	-	-	-	-
Balance @03-31-22	2,300,899	$(5,087,279)	$926,086	$650,000	$2,975,174	$90,923	$30,898	$693,915	$200	$2,020,982	$0

Investments made during quarter ended 06-30-22	20,976	-	-	-	-	$20,976	-	-	-	-	-
Balance @06-30-22	2,321,875	$(5,087,279)	$926,086	$650,000	$2,975,174	$111,899	$30,898	$693,915	$200	$2,020,982	$0

Investments made during quarter ended 06-30-22	(26,888)	(26,888)	-	-	-	-	-	-	-	-	-
Investment write off during quarter ended 09-30-22	(2,009,254)		(852,597)	(605,309)				(551,348)
Balance @09-30-22	285,733	$(5,114,167)	$73,489	$44,691	$2,975,174	$111,899	$30,898	$142,567	$200	$2,020,982	$0

NOTE 7 – NOTES PAYABLE, RELATED PARTY

As of September 30, 2022 and December 31, 2021, the Company’s officers and directors have provided advances and incurred expenses on behalf of the Company as such have been evidenced by the issuance of notes to such officers and directors. The notes are unsecured, due on demand and accrue interest at a rate of 5% per annum. The balance due to Notes Payable Related Party as of September 30, 2022 and December 31, 2021 was $20,000 and $20,000 respectively. These notes are payable to the estate of Charles Larsen.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

During the nine months ended September 30, 2022, the Company issued an aggregate of 2,109,530,915 shares of its common stock in settlement of issued convertible notes payable and accrued interest.

For the nine months ended September 30, 2022 and September 30, 2021, the Company recorded amortization of debt discounts of $2,010,783 and $1,232,641, respectively, as a charge to interest expense.

Convertible notes payable are comprised of the following:

	September 30,	December 31,
	2022	2021
Lender	(Unaudited)	(Audited)
Convertible note payable – Labrys	$—	$99,975
Convertible note payable – FF Global Opportunities fund	—	243,750
Convertible note payable - Crown Bridge Partners	—	35,000
Convertible note payable – Beach Labs	416,668	583,333
Convertible note payable - GS Capital Partners LLC	153,185	82,000
Convertible note payable – Pinnacle Consulting Services, Inc.	79,500	30,000
Convertible note payable – Geneva Roth	—	97,939
Convertible note payable – Dutchess Capital	96,556	60,709
Convertible note payable – Coventry	37,144	100,000
Convertible note payable - GW Holdings	—	120,750
Convertible note payable – Sixth Street Lending	—	60,737
Convertible note payable – Fourth Man LLC	—	—
Convertible note payable – 1800 Diagonal Lending LLC	194,795	—
Convertible note payable – Mast Hill Fund	550,000	—
Convertible note payable – Powerup Lending	13,054	—
Convertible note payable – Vista Point Services LLC	29,980	—
Convertible note payable – EBF Holdings, LLC	7,464	—
Convertible note payable – Fundamental Capital, LLC	5,055	—
Convertible note payable – Kingdom Kapital, LLC	5,608	—
Convertible note payable – Speedy Funding, LLC	2,516	—
Convertible note payable - St. George	3,994,878	3,914,878
Total	5,586,403	5,429,071
Less debt discounts	(756,068)	(1,659,622)
Net	4,830,335	3,769,449
Less current portion	(4,830,335)	(3,769,449)
Long term portion	$—	$—

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

As of September 30, 2022 the Company owed an aggregate of $550,000 of principal. As of September 30, 2022, the Company owed $21,542 in accrued interest.

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

As of September 30, 2022 and December 31, 2021, the Company owed an aggregate of $0 and $99,975 of principal after the note was converted into common stock in full. As of September 30, 2022, the Company owed $0 in accrued interest.

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

During the nine months ended September 30, 2022, the Company repaid Crown Bridge $50,000 in full settlement of the outstanding note. As of September 30, 2022 and December 31, 2021, the Company owed an aggregate of $0 and $35,000 of principal, respectively, on the notes. As of September 30, 2022, the Company owed $0 in accrued interest.

Convertible Notes Payable-GS Capital Partners LLC

In August 2021, the Company issued convertible promissory notes in the aggregate principal amount of $82,000 to GS Capital. The promissory notes bear interest at 10% per annum and is due one year from the respective issuance date and include an original issuance discount in aggregate of $7,000. In connection with the Note, the Company issued 5,000,000 warrants to purchase common stock with a fair value of $18,086, which was recorded as a debt discount. During the nine months ended September 30, 2022, the Company issued 216,820,755 shares of common stock for the full settlement of the note along with the accrued interest on the note.

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

As of September 30, 2022 and December 31, 2021, the Company owed an aggregate of $153,185 and $82,000 of principal, respectively. As of September 30, 2022, the Company owed accrued interest of $2,520 on these convertible promissory notes. During the nine months ended September 30, 2022, the lender converted $82,000 of principal and $5,013 of accrued interest into common stock, and the Company repaid $175,000 of principal with cash.

Convertible Notes Payable-St. George Investments

In January and March 2021, the Company entered into three convertible promissory notes in the aggregate amount of $567,500 of principal with Bucktown Capital LLC, entity controlled by the owners of St. George. The Company received net proceeds of $535,000. The notes mature in January and March 2022 and bear interest at 8% or 22% in the event of default. The notes are convertible at the lender’s option at any time at a fixed price of $0.002 per common share, subject to normal adjustment for common stock splits. As a result of default, the company recorded and additional $135,000 of principal on the note as interest expense during the nine months ended September 30, 2022.

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

 As of September 30, 2022 and December 31, 2021, the Company owed $3,994,878 and $3,914,878 of principal, respectively. As of September 30, 2022, the Company owed accrued interest of $311,118 on these convertible promissory notes. During the nine months ended September 30, 2022, the lender converted $325,000 of principal into common stock.

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

On August 6, 2022, the Company issued convertible promissory notes in the aggregate principal amount of $79,500 to Pinnacle Consulting Services, Inc. (“Pinnacle”). The promissory note has a one time interest charge of $7,950, and is due April 1, 2023 (the “Maturity Date”) and includes an original issue discount (“OID”) of $16,250.

For so long as there remains any amount due hereunder, the Holder shall have the option to convert all or any portion of the unpaid principal amount of this Note, plus accrued interest (together with the unpaid principal amount, the “Converted Amount”), into shares of the Company’s common stock. The conversion price (the “Conversion Price”) shall be equal to 80% of the lowest trad price in the 25 prior trading days.

As of September 30, 2022, and December 31, 2021, the Company owed an aggregate of $79,500 and $30,000 respectively. As of September 30, 2022, the Company owed accrued interest of $7,950 on this convertible promissory note. During the nine months ended September 30, 2022, the lender converted $30,000 of principal and $1,870 of accrued interest into common stock.

Convertible Note Payable – GW Holdings Group

On January 6, 2020, the Company entered into a convertible promissory note in the principal amount of $57,750 with GW Holdings Group, LLC, a New York limited liability company (“GW”). GW has the option, beginning on the six month anniversary of the issuance date of, to convert all or any amount of the principal amount of the note then outstanding together with any accrued interest thereon into shares of the Company's common stock at a conversion price equal to a 40% discount of the lowest trading price for fifteen trading days prior to the date of conversion. The note bears interest at a rate of 10% per annum and include a $5,250 such that the price of the note was $57,750. During the nine months ended September 30, 2022, $75,750 of principal and $4,449 of accrued interest on the notes was converted into 100,248,801 shares of common stock.

As of September 30, 2022 and December 31, 2021, the Company owed principal of $0 and $120,750, respectively. As of September 30, 2022, the Company owed $0 in accrued interest. During the nine months ended September 30, 2022, the lender converted $75,750 of principal and $4,449 of accrued interest into common stock, and the Company repaid $45,000 of principal and $27,068 of accrued interest with cash.

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

As of September 30, 2022, and December 31, 2021, the Company owed principal of $416,668 and $583,333, respectively. As of September 30, 2022, the Company owed $55,215 in accrued interest. During the nine months ended September 30, 2022, the Company repaid $166,665 of this convertible note payable in cash.

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

As of September 30, 2022, and December 31, 2021, the Company owed principal of $0 and $60,737, respectively. As of September 30, 2022, the Company owed $9,420 in accrued interest. During the nine months ended September 30, 2022, the Company repaid $60,737 of principal with cash.

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

As of September 30, 2022 and December 31, 2021, the Company owed an aggregate of $37,144 and $100,000 of principal. As of September 30, 2022, the Company owed $10,000 in accrued interest. During the nine months ended September 30, 2022, the Company repaid $62,856 of principal with cash.

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

As of September 30, 2022 and December 31, 2021, the Company owed an aggregate of $0 and $243,750 of principal. As of September 30, 2022, the Company owed $0 in accrued interest. During the nine months ended September 30, 2022, the lender converted $183,750 of principal and $34,000 of accrued interest into common stock, and the Company repaid $60,000 of principal with cash.

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

As of September 30, 2022 and December 31, 2021, the Company owed an aggregate of $96,556 and $60,709 of principal. As of September 30, 2022, the Company owed $11,000 in accrued interest. During the nine months ended September 30, 2022, the lender converted $14,302 of principal and $815 of accrued interest into common stock, and the Company repaid $59,851 of principal and $14,302 of accrued interest with cash.

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

As of September 30, 2022 and December 31, 2021, the Company owed an aggregate of $0 and $97,939 of principal. As of September 30, 2022, the Company owed $0 in accrued interest. During the nine months ended September 30, 2022, the Company repaid $97,938 of principal and $40,898 in interest in cash.

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

As of September 30, 2022, the Company owed an aggregate of $0 of principal. As of September 30, 2022, the Company owed $0 in accrued interest. During the nine months ended September 30, 2022, the lender added $15,000 of principal as a result of default and converted $75,000 of principal and $14,250 of accrued interest into common stock

Convertible Note Payable- 1800 Diagonal Lending LLC

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

On July 29, 2022, the Company issued a promissory note in the aggregate principal amount of $57,758 to 1800 Diagonal Lending LLC (“DLL”). The promissory note has a one-time interest charge of $7,509 and is due one year from the issuance date, and had an original issue discount of $9,645. The Company paid $4,250 in deferred financing fees and received $46,863 of net proceeds. Upon default, the note is convertible at a price ("Conversion Price") for each share of Common Stock equal to 73% of the lowest trading price of the Common Stock as reported on the National Quotations Bureau OTC Marketplace exchange which the Company’s shares are traded or any exchange upon which the Common Stock may be traded in the future ("Exchange"), for the five prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer.

As of September 30, 2022, and December 31, 2021, the Company owed principal of $194,795 and $0, respectively. As of September 30, 2022, the Company owed $23,953 in accrued interest.

Revenue share agreement – Money Well Group

In March 2022, the Company entered into a revenue share in the aggregate principal amount of $89,940 to Money Well Group (“Money Well”). The agreement requires daily payments in the amount of $1,285 and includes an original issuance discount in the aggregate amount of $35,940 and received $54,000 of net proceeds. The aggregate debt discount of $35,940 is being amortized to interest expense over the respective terms of the note. The note was fully repaid in cash by September 30, 2022.

Revenue share agreement – Vista Point Services LLC

On August 5, 2022, the Company entered into a revenue share in the aggregate principal amount of $37,475 to Vista Point Services LLC. The agreement requires daily payments in the amount of $341 and includes an original issuance discount in the aggregate amount of $14,975 and received $22,500 of net proceeds. The aggregate debt discount of $14,975 is being amortized to interest expense over the respective terms of the note. As of September 30, 2022, the note balance was as $29,980.

Revenue share agreement – Everest Business Funding LLC

On August 9 2022, the Company entered into a revenue share in the aggregate principal amount of $35,000 to EBF Holdings LLC. The agreement requires daily payments in the amount of $280 and includes an original issuance discount in the aggregate amount of $10,725 and received $24,275 of net proceeds. The aggregate debt discount of $10,725 is being amortized to interest expense over the respective terms of the note. As of September 30, 2022, the note balance was as $7,464.

Revenue share agreement – Fundamental Capital, LLC

On September 13, 2022, the Company entered into a revenue share in the aggregate principal amount of $91,994 to Fundamental Capital LLC. The agreement requires weekly payment in the amount of $920 and includes an original issuance discount in the aggregate amount of $26,284 and received $65,710 of net proceeds. The aggregate debt discount of $26,284 is being amortized to interest expense over the respective terms of the note. As of September 30, 2022, the note balance was as $5,055.

Revenue share agreement – Kingdom Kapital LLC

On July 7, 2022, the Company entered into a revenue share in the aggregate principal amount of $44,970 to Kingdom Kapital LLC. The agreement requires daily payments in the amount of $600 and includes an original issuance discount in the aggregate amount of $14,970 and received $30,000 of net proceeds. The aggregate debt discount of $14,970 is being amortized to interest expense over the respective terms of the note. As of September 30, 2022, the note balance was as $5,608.

Revenue share agreement – Speedy Funding LLC

On August 29, 2022, the Company entered into a revenue share in the aggregate principal amount of $55,965 to Speedy Funding LLC. The agreement requires daily payments in the amount of $499 and includes an original issuance discount in the aggregate amount of $20,965 and received $35,000 of net proceeds. The aggregate debt discount of $20,965 is being amortized to interest expense over the respective terms of the note. As of September 30, 2022, the note balance was as $2,516.

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

On February 26, 2021, the Company entered into a share exchange agreement (“ECOX Share Exchange Agreement”) with Eco Innovation Group, Inc. (“ECOX”) dated February 26, 2021, to acquire the number of shares of ECOX’s common stock, equal in value to $650,000 based on the per-share price of $0.06, in exchange for the number of shares of Company common stock equal in value to $650,000 based on the closing price for the trading day immediately preceding the effective date of the ECOX Share Exchange Agreement.  For both parties, the ECOX Share Exchange Agreement contains a “true-up” provision requiring the issuance of additional common stock in the event that a decline in the market value of either parties’ common stock should cause the aggregate value of the stock acquired pursuant to the ECOX Share Exchange Agreement to fall below $650,000. Based on the value of ECOX shares in the market as of September 30, 2021, the Company recorded a value for additional shares owed to ECOX pursuant to the ECOX Share Exchange Agreement of $329,572 as a subscription agreement along with a loss from equity investment of $391,194. As of September 30, 2022 41,935,484 shares of the Company’s common stock have been issued. As a result, the balance of subscriptions payable as of September 30, 2022 and December 31, 2021 was $752,961 and $989,594, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value preferred stock (“Series A Preferred Stock”) as of September 30, 2022 and December 31, 2021 of which 10,000,000 shares are outstanding as of September 30, 2022. As of September 30, 2022 and December 31, 2021, the Company is authorized to issue 5,000,000 shares of Class B Preferred Stock of which 2,000,000 shares are issued and outstanding as of September 30, 2022.

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

Common stock

The Company is authorized to issue 32,000,000,000 shares of no par value common stock as of September 30, 2022. As of December 31, 2021, the Company was authorized to issue 10,000,000,000 shares of $0.001 par value common stock. As of September 30, 2022, and December 31, 2021, the Company had 1,518,463,309 and 7,122,806,264 shares of common stock issued and outstanding, respectively. As of November 14, 2022, there were xx,xxx,xxx, shares of the Company’s common stock issued and outstanding.

During the nine months ended September 30, 2022, the Company issued an aggregate of 122,256,410 shares of its common stock for services with an estimated fair value of $170,000.

During the nine months ended September 30, 2022, the Company issued an aggregate of 2,109,530,915 shares of its common stock, including shares related to warrants accounted for as liabilities, in settlement of $1,214,277 of principal on convertible notes payable, accrued interest of $128,397, and reclassified derivative liabilities of $233,069 to common stock in connection with the conversions.

During the nine months ended September 30, 2022, the Company sold 3,458,888,889 of its common stock for an aggregate value of $1,218,315.

During the nine months ended September 30, 2022, the Company issued 387,821,466 of its common stock for an aggregate value of $276,687 for deferred finance costs.

During the nine months ended September 30, 2022, the Company reacquired its common stock of $60,000 returned as Treasury stock.

During the nine months ended September 30, 2022, the Company’s officer cancelled 30,000,000 in commons stock.

During the nine months ended September 30, 2022, the Company had Debt discount from warrants issued with convertible notes payable with an aggregate value of $152,587.

During the nine months ended September 30, 2022, the Company issued 717,866,439 of its Common stock for contingent consideration for an aggregate value of $500,000.

During the nine months ended September 30, 2022, the Company issued 180,486,830 of its common stock for subscriptions payable for an aggregate value of $234,633.

During the nine months ended September 30, 2022, the Company issued 1,333,508,170 of its common stock for the settlement of accounts payable for an aggregate value of $273,403.

During the nine months ended September 30, 2022, the Company had 218,532,087 of its common stock cancelled and returned to treasury as a result of the settlement of a legal case between the Securities and Exchange Commission and the holder of the shares, whereby the holder was required to forfeit and cancel all outstanding shares its held of the Company’s Common Stock

Options

As of September 30, 2022, the Company has no outstanding stock options.

Warrants

The following table summarizes the stock warrant activity for the nine months ended September 30, 2022:

	Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	145,302,385	$0.0033	2.80	$70,200
Granted	200,000,000	0.0004	5.00	—
Cancelled/Expired	(87,544,445)	0.0011	—	—
Increase due to reset provision	—	—	—	—
Exercised	—	—	—	—
Outstanding at September 30, 2022	257,757,940	$0.002	4.43	$—
Exercisable at September 30, 2022	2,577,577,940	$0.002	4.43	$—

Certain warrants issued to debt holders have reset provisions whereby upon subsequent issuances of common stock at a price below the current exercise price, the number of warrants increase and the exercise price is reduced to the new price. The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $0.0003 as of September 30, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

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

As of September 30, 2022 and December 31, 2021, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of September 30, 2022 and December 31, 2021, the Company did not have any derivative instruments that were designated as hedges.

The derivative liability as of September 30, 2022 and December 31, 2021, in the amount of $956,795 and $749,756, respectively, have a level 3 classification.

The fair values were determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 171.74% to 312.54%, (3) weighted average risk-free interest rate of 2.51% to 4.25%, (4) expected life of 0.5 to 4.0 years, (5) conversion prices of $0.00013 to $0.006 and (6) the Company's common stock price of $0.0004 per share as of September 30, 2022.

For the nine-month period ended September 30, 2022, the Company recorded a loss on the change in fair value of derivative liabilities of $440108, which included a loss of $244,905 related to convertible notes payable, a gain of $165,175 related to the settlement of the fair value of derivatives as a result of repayments on the convertible notes, and also recognized a loss of $360,378 related to the excess of the fair value of derivatives at issuance above convertible note principle as a charge to interest expense. During the nine months ended September 30, 2022, derivative liabilities of $233,069 were reclassified to common stock as a result of conversions of the underlying notes payable into common stock.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities for the nine months ended September 30, 2022:

Debt Derivative
Balance, January 1, 2022	$749,756
Increase resulting from initial issuance of additional convertible notes payable recorded as debt discount	184,921
Increase resulting from initial issuances of additional convertible notes payable recorded as day one loss	59,984
Decreases resulting from conversion or payoff of convertible notes payable	(233,069)
Decreases resulting from payoff of convertible notes payable	(165,175)
Loss due to change in fair value included in earnings	360,378
Balance, September 30, 2022	$956,795

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. During the period ended September 30, 2022, the Company’s stock price decreased significantly from initial valuations. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases. Stock price is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 11 — RELATED PARTY TRANSACTIONS

The Company’s current officers and stockholders advanced funds to the Company for travel related   to business meetings and due diligence with respect to acquisition targets and working capital purposes. As of September 30, 2022 and December 31, 2021, the balance due to officers for travel and working capital purposes was $13,114 and $0, respectively.

As of September 30, 2022 and December 31, 2021, accrued compensation due to officers and executives included as accrued compensation was $333,951 and $42,925, respectively.

Related party sales contributed $0 and $0 to revenues for the nine months ended September 30, 2022 and 2021, respectively, while related party sales contributed $0 and $0 to revenues for the nine months ended September 30, 2022 and 2021, respectively. Related party sales were comprised of sales of the Company’s hempSMART products to the Company’s directors, officers, employees, and sales team members. No related party sales were for services. All sales were made at listed retail prices and were for cash consideration.

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

Results of Operations

Comparison of the three months Ended September 30, 2022 and 2021

For the three months ended September 30, 2022 and 2021, we had net losses from continuing operations of $722,115 and $1,419,664, respectively, an decrease of $697,549. This decrease is due primarily to the effects of a company-wide effort for overall reduction of General and Administrative expenses, as well as a decrease in gross revenues.

Revenues

The Company generated revenues of $142,394 and $442,178 for the three months ended September 30, 2022 and 2021, respectively. The decrease of $299,784 and is primarily attributed to the Company’s phase-out of its hempsmart operations during the quarter and due to effects of Hurricane Ian which affected CDistro sales in South Florida.

The following table identifies products and equipment lease revenues during the three months ended September 30, 2022 and 2021, respectively:

	September 30, 2022	September 30, 2021

Body Lotion	$—	$184
Brain	$470	$1,153
Drink Mix	$—	$—
Drops	$4,250	$11,533
Face Moisturizer	$—	$—
Pain Cream	$3,266	$8,379
Pet Drops	$—	$2,939
Bottles – Nic	$—	$75,531
Bottles – Salt Nic	$—	$—
CBD Hempettes	$1,911	485
Disposables–Tobacco – Free Nicotine	$—	$—
Kratom	$14,304	$306,256
Other cDistro products	$6,731	$23,137

Vape products	$31,670	$—
Marketing fees	$57,292	—
MCOA Equipment Lease rental	$22,500	$12,581
	$142,394	$442,178

Cost of sales

Costs of sales primarily consist of inventory cost and overhead, manufacturing, packaging, warehousing, shipping, and direct labor costs directly attributable to all of our products. For the three months ended September 30, 2022 and 2021, our total costs of sales were $58,200 and $378,491, respectively, an decrease of $320,291.The decrease in costs of sales is attributed to low volumes from our hempsmart business as we began to phase-out product sales during the quarter and also due to low purchases from our CDistro business which was impacted by Hurricane Ian. .

Gross profit

For the three months ended September 30, 2022 and 2021, gross profit was $84,194 and $63,687, respectively. This increase of $20,507 was primarily attributed to the cDistro business which sold CBD and hemp products throughout the USA during the period. We anticipate an increase in sales from our cDistro company as the company ramping up business after Hurricane Ian.. As a percentage of total revenues, gross profit was 59.1% and 14.4% for the three months ended September 30, 2022 and 2021, respectively.

Selling and marketing expenses

For the three months ended September 30, 2022 and 2021, selling and marketing expenses were $43,835 and $167,664, respectively. This decrease of $123,829 is due to the phase-out of the Company’s hempsmart business in the USA as well as a decrease from our CDistro business due to the impact of Hurricane Ian. .

Payroll and related expenses

For the three months ended September 30, 2022 and 2021, payroll and related expenses were $241,504 and $142,830, respectively. This increase of $98,674, is mainly attributable to an increase in wages for operation staff and the Company CEO compensation and benefits as well as the Company’s new employee health insurance. during the three months ended eptember 30, 2022 as compared to the three months ended September 30, 2021.

Stock-based compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. We record stock-based compensation expense in the same expense classifications in the statements of operations, as if such amounts were paid in cash. For the three months ended September 30, 2022 and 2021, stock-based compensation was $9,000 and $529,393, respectively. This decrease of $520,393is due primarily to less issuance of equity to consultants and employees during the three months ended ended September 30, 2022 as compared to September 30, 2021.

General and administrative expenses

Other general and administrative expenses decreased to $631,514 for the three months ended September 30, 2022 compared to $639,767 for the three months ended September 30, 2021. General and administrative expenses include research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The decrease of $8,253 is attributed consistent cost cutting measures implemented during the quarter as compared to the three months ended September 30, 2021

Loss on change in fair value of derivative liabilities

For the three months ended September 30, 2022 and 2021, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to calculate the fair value of the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a loss in changes in fair value of derivative liabilities of $126,136 and a gain of 1,177,610 for the three months ended September 30, 2022 and 2021, respectively.

Loss on equity investments

During the three months ended September 30, 2022 and 2021, we realized a loss on equity investments of $2,009,254 and $0, respectively. The loss was related primarily to the writeoff of the Company’s investments in Cannabis Global Inc. and ECO Innovation Group Inc. during the three months ended September 30, 2022.

Gain (loss) on settlement of debt

During the three months ended September 30, 2022 and 2021, we realized a loss on settlement of debt of $148,324 and $88,990, respectively. The loss was related primarily to the settlement in shares to lenders during the three months ended September 30, 2022 and September 30, 2021.

Interest expense

Interest expense during the three months ended September 30, 2022 was $761,060 as compared to $549,363 for the three months ended September 30, 2021 an increase of $211,697. Interest expense primarily consists of interest incurred on our convertible debt and other debt. The debt discounts amortization and non-cash interest incurred during the three months ended September 30, 2022 and 2021 was $640,417 and $487,858, respectively. ..

Results of Operations

Comparison of the nine months Ended September 30, 2022 and 2021

For the nine months ended September 30, 2022 and 2021, we had net losses from continuing operations of $2,481,068 and $3,228,703, respectively, a decrease of $747,635. This decrease is primarily attributed to the Company’s phase-out of its hempsmart operations during the quarter and due to effects of Hurricane Ian which affected CDistro sales in South Florida.

Revenues

The Company generated revenues of $962,343 and $493,988 for the nine months ended September 30, 2022 and 2021, respectively. The increase of $468,355 and is primarily attributed to the Company’s cDistro business which distributes CBD and hemp products throughout the USA.

The following table identifies products and equipment lease revenues during the nine months ended September 30, 2022 and 2021, respectively

	September 30, 2022	September 30, 2021

Body Lotion	$—	$1,251
Brain	$2,594	$1,514
Drink Mix	$—	$167
Drops	$16,180	$41,249
Face Moisturizer	$—	$2,793
Pain Cream	$8,836	$24,802
Pet Drops	$2,408	$3,879
Bottles – Nic	$246	$75,531
Bottles – Salt Nic	$288	$—
CBD Hempettes	$52,293	$—
Disposables–Tobacco – Free Nicotine	$303,936	$—
Kratom	$250,006	$306,256
Other cDistro products	$45,639	$23,965
Vape products	$155,125	$—
Marketing fees	$57,292	—
MCOA Equipment Lease rental	$67,500	$12,581
	$962,343	$493,988

Cost of sales

Costs of sales primarily consist of inventory cost and overhead, manufacturing, packaging, warehousing, shipping and direct labor costs attributable to our hempSMART products. For the nine months ended September 30, 2022 and 2021, our total costs of sales were $607,061 and $406,972, respectively. The increase of $200,089 was primarily attributed to our distributor cDistro purchases products from various CBD and hemp manufactures for resale during the nine month period ended September 30, 2022 as compared to the nine months ended September 30, 2021..

Gross profit

For the nine months ended September 30, 2022 and 2021, gross profit was $355,282 and $87,016, respectively. This increase of $268,266 was primarily attributed to the Company’s cDistro distribution business which sells CBD and hemp products throughout the USA. We anticipate an increase in sales from our cDistro company as we continue the deployment our new distribution strategies during the rest of 2022; however, no assurance can be provided that sales will increase. As a percentage of total revenues, gross profit was 37.0% and 18.0% for the nine months ended September 30, 2022 and 2021, respectively.

Selling and marketing expenses

For the nine months ended September 30, 2022 and 2021, selling and marketing expenses were $221,302 and $430,425, respectively. This decrease of $209,123 is due to the phase-out of the Company’s hempsmart business in the USA as well as a decrease from our CDistro business due to the impact of Hurricane Ian.

Payroll and related expenses

For the nine months ended September 30, 2022 and 2021, payroll and related expenses were $778,682 and $413,232, respectively. This increase of $365,396, is mainly attributable to wages for operation staff, the Company CEO compensation and benefits, compensation from the Company’s cDistro business, $80,000 attributed to our new subsidiary Salinas Diversified Ventures, as well as the Company’s new employee health insurance, which was implemented during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Stock-based compensation

We measure the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. We record stock-based compensation expense in the same expense classifications in the statements of operations, as if such amounts were paid in cash. For the nine months ended September 30, 2022 and 2021, stock-based compensation was $179,000 and $688,293, respectively. This decrease of $509,293 is primarily to less issuance of equity to consultants and employees during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

General and administrative expenses

Other general and administrative expenses decreased to $1,674,805 for the nine months ended September 30, 2022 compared to $1,777,419for the nine months ended September 30, 2021. General and administrative expenses include research and development, building rent, utilities, legal fees, office supplies, subscriptions, and office equipment. The decrease of $102,614 is principally attributed to a $298,460 decrease in lawsuits engaged by the Company which was offset by an increase in overall accounting fees over $45,000,an increase in consulting and audit fees of over $125,000 and a $35,000 reduction in meals and entertainment. for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Loss on change in fair value of derivative liabilities

For the nine months ended September 30, 2022 and 2021, we issued convertible promissory notes and warrants with an embedded derivative, all requiring us to calculate the fair value of the derivatives each reporting period, and mark to market as a non-cash adjustment to our current period operations. This resulted in a gain on changes in fair value of derivative liabilities of $1,177,610 and a loss of $451,679 for the nine months ended September 30, 2022 and 2021, respectively.

Loss on equity investments

During the nine months ended September 30, 2022 and 2021, we realized a loss on equity investments of $2,009,254 and $0, respectively. The loss was related primarily to the writeoff of the Company’s investments in Cannabis Global Inc. and ECO Innovation Group Inc. during the nine months ended September 30, 2022.

Gain (loss) on settlement of debt

During the nine months ended September 30, 2022 and 2021, we realized a loss on settlement of debt of $335,824 and $253,967, respectively. The loss was related primarily to the settlement in shares to lenders during the nine months ended September 30, 2022 and 2021.

Interest expense

Interest expense during the nine months ended September 30, 2022 was $2,859,534 as compared to $2,542,108 for the nine months ended September 30, 2021 an increase of $317,426. Interest expense primarily consists of interest incurred on our convertible debt and other debt. The debt discounts amortization and non-cash interest incurred during the nine months ended September 30, 2022 and 2021 was $1,370,366 and $744,783, respectively. In addition, as of September 30, 2022 and 2021, we incurred a non-cash interest of $2,010,783 and $1,232,641, respectively, in connection with convertible notes.

Impairment (Loss) on Intangible Asset

During the nine months ended September 30, 2022, the Company incurred a $2,020,982 impairment loss on an intangible asset associated with the acquisition of VBF Brands Inc. which is currently under litigation.

Liquidity and Capital Resources

We have generated a net loss from continuing operations for the nine months ended September 30, 2022 of $2,651,720 and used $1,757,153 of cash for operations. As of September 30, 2022, we had total assets of $3,468,297, which included cash of $831. Accounts receivable trade of $240,351, inventory of $180,580 and other current assets of $36,937. On October 6, 2021, the Company entered into an Asset Purchase Agreement, Management Services Agreement, Cooperation Agreement and Employment Agreement with VBF Brands, Inc. As consideration for the transaction, the Company agreed to assume two secured convertible promissory notes issued by SIGO to St. George Investments, LLC with a net balance of $4,091,378. Since the conditions of the acquisition of VBF haven’t been consummated, this assumed debt was recorded as an Other Current Asset. Based on the current conditions and at the suggestion of legal counsel, the company has determined a risk in the collectability of this asset and accordingly, has calculated an impairment loss of $2,020,982 as the acquisition continues to not be consummated as of September 30, 2022.

During the nine months ended September 30, 2022 and 2021, we met our capital requirements through a combination the sale of securities and convertible debt instruments. We will need to secure additional external funding in order to continue our operations. For the nine months ended September 30, 2022, our primary internal sources of liquidity were provided by an increase in proceeds from the issuance of note payables of $1,649,980 and proceeds from the sale of common stock of $1218,315, as compared to proceeds from issuance of notes payable of $2,065,863 for the nine months ended September 30, 2021 and proceeds from sale of common stock of $1,492,851 for the nine months ended September 30, 2021.

Cash Flows from Operating Activities

For the nine months ended September 30, 2022 and 2021, we used cash in operating activities of $1,757,153 and $2,693,632, respectively. This decrease of $936,479 is due primarily to an increase in net loss for the nine months ended September 30, 2022 of $10,066,431 as compared to $7,250,698 for the nine months ended September 30, 2021. This was offset by the increase in cashflows from the impairment loss of the VBF acquisition asset of $2,020,982 and a increase in accounts payable $735,480 and a decrease in accounts receivable of $101,644 for the nine months for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Cash Flows from Investing Activities

During the nine months ended September 30, 2022 and 2021, we used cash of $2,748 and 185,850, respectively, in investing activities related to our purchase of property and equipment for the nine months ended September 30, 2022. In addition, we invested in joint ventures and acquisition of new business during the nine months ended September 30, 2021.

Cash Flows from Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $1,676,649 which was primarily attributable to $1,649,980 from the issuance of notes and $1,218,315 from the sale of our common stock, this was offset by $1,144,760 of repayments of notes payable and a $60,000 repurchase of the company’s common stock. During the nine months ended September 30, 2021, net cash provided by financing activities was $2,912,709 which was attributable to $2,065,863 from the issuance of notes and $1,492,851 which was from the sale of our common stock.

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

We currently do not have sufficient cash and liquidity to meet our anticipated working capital for the next twelve months. Historically, we have financed our operations primarily through private sales of our common stock and if our sales goals for our cDistroproducts do not materialize as planned, and we are not able to achieve profitable operations at some point in the future, we may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion, marketing, and product development plans. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of September 30, 2022, we did not have any off-balance sheet arrangements and did not have any commitments or contractual obligations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures were not effective due to material weaknesses. Management has identified the following material weaknesses: our ability to prepare our financial statements in a timely manner and inadequate segregation of duties consistent with control objectives. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to create a new controller position and hire a controller in order to segregate duties within the accounting department consistent with control objectives. In addition, we also intend to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us and we are able to find a qualified person to fill such role.

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

MARIJUANA COMPANY OF AMERICA, INC.

Date: November 21, 2022	By:	/s/ Jesus Quintero
Jesus Quintero, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

